Form 10QSB
period 2007-06-30
RESPONSE GENETICS INC
filed 2007-08-14
CIK 1124608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the Transition Period from  to

Commission File Number 0001124608

Response Genetics, Inc.

(Exact Name of Small Business Issuer as Specified in its Charter)

Delaware

(State or Other Jurisdiction of Incorporation or Organization)

11-3525548

(I.R.S. Employer Identification No.)

1640 Marengo Street, Los Angeles CA, 90033

(Address of Principal Executive Offices)

(323) 224-3900

(Issuer’s Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ NO ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ NO ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of August 13, 2007 there were 10,239,276 shares of common stock $0.01 par value per share

Transitional Small Business Disclosure Format (Check one): Yes ☐ NO ☒

Response Genetics, Inc.

Form 10-QSB

Page Number
Part I. Financial Information
Item 1. Financial Statements
Unaudited Consolidated Balance Sheets — December 31, 2006 and June 30, 2007	2
Unaudited Consolidated Statements of Operations-Three and six months ended June 30, 2006 and 2007	3
Unaudited Consolidated Statements of Cash Flow-Six months ended June 30, 2006 and 2007	4
Unaudited Consolidated Statements of Stockholders’ (Deficit) Equity	5
Notes to Unaudited Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3. Controls and Procedures
Part II. Other Information	29
Item 1. Legal Proceedings	29
Item 2. Sale of Equity Securities	29
Item 3. Defaults Upon Senior Security	29
Item 4. Submission of Matters to a Vote of Security Holders	29
Item 5. Other Information	29
Item 6. Exhibits	29
Signatures
Exhibit Index
EX-31.1
EX-31.2
EX-32.1
EX-32.2

RESPONSE GENETICS, INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31, 2006	As of June 30, 2007
		(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$4,930,123	$19,427,868
Accounts receivable	1,288,255	2,229,921
Prepaid expenses and other current assets	837,238	612,265
Total current assets	7,055,616	22,270,054
Property and equipment, net	1,184,963	2,422,049
Other assets	19,102	19,852
Total assets	$8,259,681	$24,711,955
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$404,008	$981,361
Accrued expenses	547,119	2,190,404
Accrued royalties	123,852	86,487
Accrued payroll, bonus and related liabilities	595,276	178,023
Deferred revenue	1,628,325	3,753,763
Total current liabilities	3,298,580	7,190,038
Notes payable to stockholders	716,854	—
Accrued interest on notes payable to stockholders	329,036	—
Accrued dividends	6,097,579	—
Deferred revenue, net of current portion	3,320,000	1,621,489
Total liabilities	13,762,049	8,811,527
Commitments and contingencies
Stockholders’ (deficit) equity
Series B Convertible Preferred Stock, $0.01 par value; 1,038,048 issued and outstanding (liquidation preference of $9 per share, or $9,342,432 plus accrued but unpaid dividends) at December 31, 2006	10,380	—
Series A Junior Convertible Preferred Stock, $0.01 par value; 500,000 issued and outstanding (liquidation preference of $5 per share, or $2,500,000) at December 31, 2006	5,000	—
Common stock, $0.01 par value; 20,000,000 and 50,000,000 shares authorized; 2,726,320 and 10,239,256 shares issued and outstanding	27,263	102,393
Additional paid-in capital	9,722,273	34,311,892
Accumulated deficit	(15,267,284)	(18,509,649)
Accumulated other comprehensive loss	—	(4,208)
Total stockholders’ (deficit) equity	(5,502,368)	15,900,428
Total liabilities and stockholders’ (deficit) equity	$8,259,681	$24,711,955

The accompanying notes are an integral part of these consolidated financial statements.

RESPONSE GENETICS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Revenue	$738,150	$1,495,618	$2,007,125	$3,115,378
Operating expenses:
Cost of revenue	584,230	1,183,312	978,130	2,006,152
General and administrative	659,246	1,924,816	1,577,385	3,187,882
Research and development	269,247	916,793	595,702	1,237,215
Total operating expenses	1,512,723	4,024,921	3,151,217	6,431,249
Operating (loss)	(774,573)	(2,529,303)	(1,144,092)	(3,315,871)
Other income (expense):
Interest expense	(14,954)	(14,506)	(29,878)	(26,756)
Interest income	42,565	66,655	75,218	108,331
Other	—	—	179,000	—
Loss before income taxes	(746,962)	(2,477,154)	(919,752)	(3,234,296)
Provision for income taxes	—	7,269	800	8,069
Net loss	(746,962)	(2,484,423)	(920,552)	(3,242,365)
Preferred stock dividends	233,562	179,064	467,123	412,625
Net loss attributable to common stockholders	$(980,524)	$(2,663,487)	$(1,387,675)	$(3,654,990)
Net loss per share — basic	$(0.36)	$(0.58)	$(0.51)	$(1.00)
Net loss per share — diluted	$(0.36)	$(0.58)	$(0.51)	$(1.00)
Weighted-average shares — basic	2,726,320	4,562,815	2,726,320	3,644,568
Weighted-average shares — diluted	2,726,320	4,562,815	2,726,320	3,644,568

The accompanying notes are an integral part of these consolidated financial statements.

RESPONSE GENETICS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2006	2007
Cash flows from operating activities:
Net loss	$(920,552)	$(3,242,365)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	141,707	200,571
Share-based compensation	(89)	874,795
Gain on sale of property and equipment	(17,782)	—
Changes in operating assets and liabilities:
Accounts receivable	217,034	(941,666)
Prepaid expenses and other current assets	(65,680)	(389,011)
Other assets	—	(750)
Accounts payable	72,478	577,353
Accrued expenses	94,915	1,643,285
Accrued royalties	(268)	(37,365)
Accrued payroll and related liabilities	22,598	(417,253)
Accrued interest on notes payable to stockholders	24,373	21,394
Deferred revenue	1,837,025	426,927
Net cash provided by (used in) operating activities	1,405,759	(1,284,085)
Cash flows from investing activities:
Purchase of property and equipment	(674,956)	(1,437,657)
Proceeds from sale of property and equipment	29,090	—
Net cash used in investing activities	(645,866)	(1,437,657)
Cash flows from financing activities:
Net proceeds from issuance of common stock	—	17,215,279
Net cash provided by financing activities	—	17,215,279
Effect of foreign exchange rates on cash and cash equivalents	—	4,208
Net increase in cash and cash equivalents	759,893	14,497,745
Cash and cash equivalents:
Beginning of period	2,633,614	4,930,123
End of period	$3,393,507	$19,427,868
Cash paid during the period for:
Income taxes	$800	$800
Interest	$5,504	$—

The accompanying notes are an integral part of these consolidated financial statements.

RESPONSE GENETICS, INC.

Consolidated Statements of Stockholders’ (Deficit) Equity

	Series B Convertible Preferred Stock		Series A Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' (Deficit) Equity
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount
Balances at December 31, 2006	1,038,048	$10,380	500,000	$5,000	2,726,320	$27,263	$9,722,373	$(15,267,284)	$—	(5,502,368)
Accrued dividends on Series B Convertible Preferred Stock	—	—	—	—	—	—	(412,625)	—	—	(412,625)
Conversion of Series A and Series B Preferred Stock, as further discussed in Note 8	(1,038,048)	(10,380)	(500,000)	(5,000)	4,360,467	43,605	6,481,979	—	—	6,510,204
Conversion of Notes Payable to Stockholders, as further discussed in Note 8	—	—	—	—	152,469	1,525	1,065,759	—	—	1,067,284
Issuance of common stock in connection with initial public offering, net of transaction costs, including warrants to purchase 100,000 shares of common stock, as further discussed in Note 10	—	—	—	—	3,000,000	30,000	16,579,711	—	—	16,609,711
Adjustment to stock-based compensation expense for options subject to variable accounting	—	—	—	—	—	—	(82,606)	—	—	(82,606)
Share-based compensation expense related to issuance of employee stock options	—	—	—	—	—	—	957,401	—	—	957,401
Unrealized loss on foreign currency translation	—	—	—	—	—	—	—	—	(4,208)	(4,208)
Net loss	—	—	—	—	—	—	—	(3,242,365)	—	(3,242,365)
Comprehensive loss	—	—	—	—	—	—	—	—	—	(3,246,573)
Balances at June 30, 2007	—	$—	—	$—	10,239,256	$102,393	$34,311,892	$(18,509,649)	$(4,208)	$15,900,428

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization, Operations and Basis of Accounting

Response Genetics, Inc. (the “Company”) was incorporated in the state of Delaware on September 23, 1999 as Bio Type, Inc. for the purpose of providing unique molecular profiling services of tumor tissue that has been formalin-fixed and embedded in paraffin wax. In August 2000, the Company changed its name to Response Genetics, Inc.

The Company is a life science company engaged in the research, development, marketing and sale of pharmacogenomic tests for use in the treatment of cancer. Pharmacogenomics is the science of how an individual’s genetic makeup relates to drug response. Tests based on pharmacogenomics facilitate the prediction of a response to drug therapy or survival following surgery based on an individual’s genetic makeup. In order to generate pharmacogenomic information from patient specimens for these tests, the Company developed and patented enabling methods for maximizing the extraction and analysis of nucleic acids and, therefore, accessing the genetic information available from each patient sample. The Company’s platforms include analysis of single biomarkers using the polymerase chain reaction method as well as global gene interrogation using microarray methods from paraffin or frozen tissue specimens. The Company primarily derives its revenue by providing pharmacogenomic testing services to pharmaceutical companies in the United States, Asia and Europe.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Item 310(b) of Regulation S-B promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the fiscal year. The financial statements should be read in conjunction with the Company’s December 31, 2006 consolidated financial statements and accompanying notes included in the Company’s Registration Statement on Form SB-2 dated June 4, 2007 (the “Registration Statement”). All terms used but not defined elsewhere herein have the meanings ascribed to them in the Registration Statement.

2. Summary of Significant Accounting Policies

Basis of Consolidation

The consolidated financial statements include the accounts of Response Genetics, Inc. and its wholly owned subsidiary, Response Genetics, Ltd., a Scottish corporation, which was incorporated in October 2006. All significant intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity at date of purchase of three months or less to be cash equivalents. The carrying value of cash equivalents approximates fair value due to the short-term nature and liquidity of these instruments. The Company’s cash equivalents are comprised of cash on hand, deposits in banks and money market investments.

Accounts Receivable

The Company invoices its clients as specimens are processed and any other contractual obligations are met. The Company’s contracts with clients typically require payment within 45 days of the date of invoice. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its clients to make required payments. The Company specifically analyzes accounts receivable and historical bad debts, client credit, current economic trends and changes in client payment trends when evaluating the adequacy of the allowance for doubtful accounts. Account balances are charged-off against the allowance when it is probable the receivable will not be recovered. To date, the Company’s clients have primarily been large pharmaceutical companies. As a result, bad debts to date have been minimal. There were no allowances for doubtful accounts recorded at December 31, 2006 and June 30, 2007.

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

Supply Inventories

The Company purchases reagents, analyte specific reagents, and other supplies to conduct various laboratory tests on an as needed basis with turnover typically within 30 days of purchase. The Company’s primary product is data generated from its pharmacogenomic testing services. Hence, the Company does not record either product or supply inventories as part of its financial statements as these are considered immaterial to the Company’s financial position and results of operations.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the double declining balance method over the estimated useful lives of the assets. The Company has determined the estimated useful lives of its property and equipment, as follows:

Laboratory equipment	5 to 7 years
Furniture and Equipment	5 to 7 years
Leasehold Improvements	Shorter of the useful life or the lease term (5 to 7 years)

Maintenance and repairs are charged to expense as incurred. The cost and accumulated depreciation of assets sold or otherwise disposed of are removed from the related accounts and the resulting gain or loss is reflected in the statements of operations.

Revenue Recognition

Revenues are derived from pharmacogenomic testing services provided to pharmaceutical companies and are recognized on a contract specific basis pursuant to the terms of the related agreements. Revenue is recognized in accordance with SEC Staff Accounting Bulletin No. 104 Revenue Recognition, which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred and title and the risks and rewards of ownership have been transferred to the client or services have been rendered; (3) the price is fixed or determinable; and (4) collectibility is reasonably assured.

Revenues are recorded on an accrual basis as the contractual obligations are completed and as a set of assays is processed through the Company’s laboratory under a specified contractual protocol. Certain contracts have minimum assay requirements that, if not met, result in payments that are due upon the completion of the designated period. In these cases, revenues are recognized when the end of the specified contract period is reached.

On occasion, the Company may enter into a contract that requires the client to provide an advance payment for specimens that will be processed at a later date. In these cases, the Company records this advance as deferred revenue and recognizes the revenue as the specimens are processed or at the end of the contract period, as appropriate.

Cost of Revenue

Cost of revenue represents the cost of materials, direct labor, costs associated with processing tissue specimens including pathological review, staining, microdissection, paraffin extraction, reverse transcription polymerase chain reaction, or (“RT-PCR”) and quality control analyses, license fees and delivery charges necessary to render an individualized test result. Costs associated with performing tests are recorded as the tests are processed.

Other Income

During the six months ended June 30, 2006, the Company entered into an agreement with a client to provide certain testing services. In order to perform such testing services within the timeframe required by the client, which was by no later than June 30, 2006, the Company was required to purchase additional laboratory

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

equipment totaling $179,000 which was reimbursed by the client pursuant to the terms of the agreement. This equipment was used to perform the services pursuant to this agreement and will continue to be used by the Company in its on-going operations over the useful life of the equipment which is estimated to be five years. Upon the purchase of the equipment, the Company recorded the $179,000 reimbursement of the equipment purchase, which is non-recurring in nature, as other non-operating income during the six months ended June 30, 2006.

Patent License Fees

The Company has licensed technology for the extraction of mRNA from formalin-fixed, paraffin-embedded tumor specimens from the University of Southern California (“USC”). Under the terms of the license agreement, the Company is required to pay royalties to USC based on the revenue generated by use of this technology. The Company maintains a non-exclusive license to use the polymerase chain reaction (“PCR”), homogenous PCR, and reverse transcription PCR processes of Roche Molecular Systems, Inc. (“Roche”). The Company pays Roche Molecular Systems a royalty fee based on revenue that the Company generates through use of this technology. The Company accrues for such royalties at the time revenue is recognized. Such royalties are included in cost of revenue in the accompanying statements of operations.

Research and Development

The Company expenses costs associated with research and development activities as incurred. Research and development costs are allocated on a pro rata basis using the number of research-only specimens that are processed by the Company versus specimens that are processed and paid for by various third parties via contract. Research and development costs include employee costs (salaries, payroll taxes, benefits, and travel), equipment depreciation and warranties and maintenance, laboratory supplies, primers and probes, reagents, patent costs and occupancy costs.

Income Taxes

Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and elected to provide the pro-forma disclosure requirements of Statement of Financial Accounting Standards No. 123, “Share-Based Payment,” (“SFAS 123”).

Under the intrinsic value method, the Company recognized share-based compensation equal to the award’s intrinsic value, if any, at the time of grant over the requisite service periods using the straight-line method.

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payments,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards based on estimated fair values.

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

The Company adopted SFAS 123(R) using the prospective transition method, under which it continues to account for nonvested equity awards outstanding at the date of adoption of SFAS 123(R) in the same manner as they had been accounted for prior to adoption, that is, it would continue to apply APB No. 25 in the future periods to equity awards outstanding at the date it adopted SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) was $11,881 and $908,746 for the three months ended June 30, 2006 and June 30, 2007, respectively, and ($89) and $874,795 for the six months ended June 30, 2006 and 2007, respectively. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (“EITF 96-18”). Under EITF 96-18, stock option awards issued to non-employees are accounted for at fair value using the Black-Scholes option-pricing model.

Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management has identified revenue, the fair value of its preferred and common stock and the assessment of the realizability of deferred income tax assets as areas where significant estimates and assumptions have been made in preparing the financial statements.

Long-lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates potential impairment by comparing the carrying amount of the asset with the estimated undiscounted future cash flows associated with the use of the asset and its eventual disposition. Should the review indicate that the asset is not recoverable, the Company’s carrying value of the asset would be reduced to its estimated fair value, which is measured by future discounted cash flows.

Foreign Currency Translation

The financial position and results of operations of the Company’s foreign operations are determined using local currency as the functional currency. Assets and liabilities of these operations are translated at the exchange rate in effect at each year-end. Statement of operations amounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive loss in stockholders’ equity.

Comprehensive Income (Loss)

Comprehensive income (loss) encompasses the change in equity from transactions and other events and circumstances from non-owner sources and the Company’s net income (loss). There was no difference between comprehensive loss and net loss for the three and six months ended June 30, 2006. Accumulated other comprehensive loss is comprised of foreign currency translation adjustments.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash, cash equivalents, accounts receivable, accounts payable, and accrued expenses, approximate fair value due to the short term nature of these financial instruments. The carrying value of the notes payable to stockholders is considered to approximate fair value as the interest rates and other related terms of the notes approximate market rates.

Concentration of Credit Risk and Clients and Limited Suppliers

Cash and cash equivalents consist of financial instruments that potentially subject the Company to concentrations of credit risk to the extent recorded on the balance sheets. The Company maintains cash in United

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

States financial institutions in excess of Federal Deposit Insurance Corporation limitations. In addition, the Company has invested its excess cash in money market instruments which are not insured under the Federal Deposit Insurance Corporation. The Company has not incurred any losses on these cash balances as of June 30, 2007. At December 31, 2006, and June 30, 2007 the Company had cash on deposit that was in excess of the federally insured limit of $100,000.

Clients that account for greater than 10 percent of revenue or accounts receivable are provided below.

	Three Months Ended June 30,				Six Months Ended June 30,
	2006		2007		2006		2007
	Revenue	Percent of Total Revenue	Revenue	Percent of Total Revenue	Revenue	Percent of Total Revenue	Revenue	Percent of Total Revenue
Taiho Pharmaceutical	$369,400	50%	$409,625	27%	$1,133,375	56%	$750,325	24%
Eli Lilly and Company	$147,600	20%	$4,050	—%	$147,600	7%	$115,000	4%
GlaxoSmithKline	$147,550	20%	$532,933	36%	$247,550	12%	$1,570,366	50%
GlaxoSmithKline Biologicals	$—	—%	$185,236	12%	$—	—%	$292,712	9%
Pfizer	$13,600	2%	$245,000	16%	$13,600	1%	$245,000	8%

	As of December 31, 2006		As of June 30, 2007
	Receivable Balance	Percent of Total Receivables	Receivable Balance	Percent of Total Receivables
Taiho Pharmaceutical	$416,300	33%	$466,725	21%
GlaxoSmithKline	$584,000	47%	$431,933	19%
GlaxoSmithKline Biologicals	$—	—	$1,200,588	54%

Many of the supplies and reagents used in the Company’s testing process are procured by a limited number of suppliers. Any supply interruption or an increase in demand beyond the suppliers’ capabilities could have an adverse impact on the Company’s business. Management believes it can identify alternative sources, if necessary, but it is possible such sources may not be identified in sufficient time to avoid an adverse impact on its business. Refer also to Note 7 for further discussion regarding these supply agreements.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principles and to changes required by an accounting pronouncement when the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application of changes in accounting principle to prior periods’ financial statements unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of the change in net income for the period of the change in accounting principle. SFAS 154 carries forward without change the guidance contained in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS 154 also carries forward the guidance in APB Opinion No. 20 requiring justification of a change in accounting principle on the basis of preferability. SFAS 154 is effective for accounting changes and

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

corrections of errors made in fiscal periods beginning after December 15, 2005 with early adoption permitted. The adoption of SFAS 154 did not have a material impact on the Company’s financial position, results of operations or cash flows.

On July 13, 2006, the FASB issued FASB Interpretation No. 48, which interprets SFAS No. 109, “Accounting for Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged. The Company is currently evaluating the effect that the adoption of SFAS No. 157 will have on its financial position, results of operations or cash flows.

In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, to provide guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. Under SAB No. 108, companies should evaluate a misstatement based on its impact on the current year income statement, as well as the cumulative effect of correcting such misstatements that existed in prior years existing in the current year’s ending balance sheet. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115”. SFAS 159 permits companies to choose to measure certain financial instruments and other items at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities. The standard is effective for fiscal years beginning after November 15, 2007. The Company is evaluating the impact of the adoption of SFAS 159 will have on its consolidated financial statements.

3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consists of the following:

	December 31, 2006	June 30, 2007
Direct costs associated with initial public offering	$613,985	$—
Prepaid insurance	28,173	335,830
Prepaid maintenance contracts	106,029	218,613
Other	89,051	57,822
	$837,238	$612,265

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3. Prepaid Expenses and Other Current Assets  – (continued)

On December 14, 2006, the Board of Directors approved the filing of a registration statement on Form SB-2 for the initial registration of the Company’s common stock. Accordingly, at December 31, 2006, the Company deferred certain direct and incremental costs related to this planned initial public offering. These costs were charged against the gross proceeds upon the completion of such offering on June 8, 2007.

4. Accrued Expenses

Accrued expenses consists of the following:

	December 31, 2006	June 30, 2007
Accrued direct costs associated with initial public offering	$300,723	$426,883
Accrued laboratory costs	—	1,435,886
Accrued other	246,396	327,635
	$547,119	$2,190,404

5. Notes Payable to Stockholders

On March 28, 2000, the Company issued notes payable in an aggregate principal amount of $716,854 to holders of the Company’s Series A Junior Convertible Preferred Stock. These notes payable accrued interest on the unpaid principal balances at the rate of 6.8% per annum, and under the original terms were payable on December 31, 2006. As of December 31, 2006, no principal or interest payments had been made. Total aggregate principal and accrued interest amounted to $1,045,890 at December 31, 2006.

On October 24, 2006, the Board of Directors of the Company approved an amendment to the terms of the notes payable to stockholders such that all outstanding notes payable to stockholders, plus accrued interest, would be automatically converted into shares of the Company’s common stock at a per share price equal to the initial public offering price. The Company completed its initial public offering on June 8, 2007 and the aggregate principal amount of notes payable of $716,854 and $350,430 of accrued interest were converted to an aggregate of 152,469 shares of the Company’s common stock based on a conversion price of $7.00, the initial public offering price.

6. Loss Per Share

The Company calculates net loss per share in accordance with SFAS No. 128, Earnings Per Share (“SFAS No. 128”). Under the provisions of SFAS No. 128, basic net loss per share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock and dilutive common stock equivalents then outstanding. Common stock equivalents consist of shares of common stock issuable upon the conversion of convertible preferred stock and upon the exercise of stock options.

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6. Loss Per Share  – (continued)

The following table sets forth the computation for basic and diluted loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Numerator:
Net loss	$(746,962)	$(2,484,423)	$(920,552)	$(3,242,365)
Series B convertible preferred stock dividends	(233,562)	(179,064)	(467,123)	(412,625)
Numerator for basic earnings per share – income (loss) available to common stockholders	(980,524)	(2,663,487)	(1,387,675)	(3,654,990)
Effect of dilutive securities:
Series B convertible preferred stock dividends		—	—	—
Numerator for diluted earnings per share — income (loss) available to common stockholders	$(980,524)	$(2,663,487)	$(1,387,675)	$(3,654,990)
Denominator:
Denominator for basic earnings per share — weighted-average shares	2,726,320	4,562,815	2,726,320	3,644,568
Effect of dilutive securities:
Series A Junior Convertible preferred stock	—	—	—	—
Series B Convertible preferred stock	—	—	—	—
Dilutive potential common shares	—	—	—	—
Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	2,726,320	4,562,815	2,726,320	3,644,568
Basic earnings (loss) per share	$(0.36)	$(0.58)	$(0.51)	$(1.00)
Diluted earnings (loss) per share	$(0.36)	$(0.58)	$(0.51)	$(1.00)

Outstanding stock options and warrants to purchase 256,000 shares and 1,230,690 shares for the three and six months ended June 30, 2006, and 2007, respectively, were excluded from the calculation of diluted loss per share as their effect would have been antidilutive. The assumed conversion of the Series A Junior Convertible Preferred Stock and the Series B Convertible Preferred Stock were excluded from the calculation of diluted loss per share for the three and six months ended June 30, 2006 as their effect would have been antidilutive.

7. License and Collaborative Agreements

License Agreement with the University of Southern California (“USC”)

In April 2000, as amended in June 2002 and April 2005, the Company entered into a license agreement with USC. Under this agreement, USC granted the Company a worldwide, exclusive license with the right to sublicense, the patents for RGI-1 and related technology, for use in human and veterinary diagnostic laboratory services, the sale of clinical diagnostic products, and the sale of research products to the research community. USC retains the right under the agreement to use the technology for research and educational purposes.

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7. License and Collaborative Agreements  – (continued)

In consideration for this license, the Company agreed to pay to USC royalties based on a percentage of the revenues generated by the use of RGI-1 and related technology. Royalty expense relating to this agreement amounted to $25,578 and $32,650 for the three months ended June 30, 2006 and 2007, respectively, and $59,629 and $46,946 for the six months ended June 30, 2006 and 2007, respectively. Such expense is included in cost of revenue in the accompanying statements of operations.

License Agreement with Roche Molecular Systems (“Roche”)

In July 2001, the Company entered into a diagnostic services agreement with Roche to provide the Company with access to Roche’s patented PCR technology. In November 2004, this agreement was replaced by a non-exclusive license to use Roche’s PCR, homogenous PCR, and reverse transcription PCR processes. In consideration for these rights, the Company is obligated to pay royalties to Roche, based on a percentage of net sales of products or services that make use of the PCR technology. Royalty expense relating to this agreement amounted to $34,531 and $44,877 for the three months ended June 30, 2006 and 2007, respectively, and $80,499 and $64,404 for the six months ended June 30, 2006 and 2007, respectively. Such expense is included in cost of revenue in the accompanying statements of operations.

In November 2004, the Company entered into an agreement with Roche, pursuant to which the Company is collaborating with Roche to produce commercially viable assays used in the validation of genetic markers for pharmaceutical companies. Specifically, the Company has licensed the rights to Roche to use the pre-diagnostic assays the Company develops in the course of using its RNA-extraction technologies to provide testing services to pharmaceutical companies and to produce diagnostic kits that then can be sold commercially to those pharmaceutical companies. Roche is required to pay the Company royalties of a certain percentage of net sales of such diagnostic kits sold to pharmaceutical companies. Through June 30, 2007, Roche has not been required to pay any royalties to the Company pursuant to this agreement.

Services Agreement with Taiho Pharmaceutical Co., Ltd. (“Taiho”)

In July of 2001, the Company entered into an agreement with Taiho pursuant to which it will provide Taiho with molecular-based tumor analyses for use in guiding chemotherapy treatment for cancer patients using the RGI-1 and for use in its business developing and marketing pharmaceutical and diagnostic products for use against cancer. Pursuant to the agreement, the Company appointed Taiho as the exclusive purchaser in Japan of tests and testing services based upon the RGI-1 using gene expression for (i) any one or the combination of specified molecular markers, (ii) the therapeutic use of specified compounds, or (iii) the diagnosis or therapeutic treatment of specified precancerous and cancerous diseases. The Company also granted Taiho the right to be a non-exclusive purchaser in Japan of tests and testing services based upon the RGI-1 using gene expression, other than those for which Taiho has exclusivity, for, (i) any one or combination of molecular markers, (ii) the therapeutic use of any compound or biological product against cancer, or (iii) the diagnosis or therapeutic treatment of precancerous and cancerous diseases.

In consideration for the testing services provided, Taiho paid an upfront payment at the commencement of the agreement and is obligated to pay regular testing fees, covering the specific services performed on a monthly basis.

Taiho is obligated to purchase a minimum amount of testing services from the Company each calendar quarter. Revenue recognized under this agreement was $369,400 and $409,625 during the three months ended June 30, 2006 and 2007, respectively, and $750,325 and $1,133,375 for the six months ended June 30, 2006 and 2007, respectively.

Services Agreement with SmithKline Beecham Corporation (d.b.a. GlaxoSmithKline or “GSK”)

In January 2006, the Company entered into an agreement with GSK pursuant to which the Company provides services in connection with profiling the expression of various genes from a range of human cancers. Under the agreement, the Company will provide GSK with testing services as described in individual protocols and GSK will pay the Company for such services based on the pricing schedule established for each

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7. License and Collaborative Agreements  – (continued)

particular protocol. GSK is obligated to make minimum annual payments to the Company under the agreement and also was obligated to make a non-refundable upfront payment to the Company, to be credited against work undertaken pursuant to the agreement. In January 2006, the Company received an upfront payment of $2,000,000, of which $600,000 was recognized as revenue during the year ended December 31, 2006. The contract also provides for minimum annual assay testing requirements over a three year period ending January 2009. The minimum amount of revenue to be recognized during the term, which will expire in January 2009, will be $6,500,000. The timing of the recognition of these amounts is dependent upon when GSK submits the specimens for testing. The Company recognized $147,550 and $532,933 of revenue under this agreement during the three months ended June 30, 2006 and 2007, respectively, and $247,550 and $1,570,366 of revenue during the six months ended June 30, 2006 and 2007, respectively.

The initial term of the agreement will extend until January 2009, at which point, GSK has the right to extend the agreement for up to two one-year periods. Subsequently, the parties have the option to extend the agreement for one-year renewal periods upon their mutual written consent.

Master Laboratory Test Services Agreement with GlaxoSmithKline Biologicals (“GSK Bio”)

In December 2006, the Company entered into an agreement with GSK Bio pursuant to which it will provide testing services, principally in relation to profiling the expression of various genes from a range of human cancers. The Company will conduct the testing services on tissue specimens provided by GSK Bio. The agreement required that GSK Bio make an upfront payment of $2,620,000 which was received by the Company in December 2006. The agreement further specifies that GSK Bio will pay annual minimum payments in 2007, 2008 and 2009 and that the upfront payment made in December 2006 will be credited against the annual minimum payments in 2007 and 2008. The agreement also provides that any differences between the annual minimum payments made in 2007, 2008 or 2009 and the amounts due to the Company for testing services performed on specimens submitted by GSK Bio during the years the three years ended December 31, 2009 be credited towards services performed during the year ending December 31, 2010, the final year of the agreement. The minimum amount of revenue to be recognized during the term of this contract, which will expire in December 2010, is approximately $7,300,000. The timing of the recognition of these amounts is dependent upon when GSK submits the specimens for testing. The Company did not recognize any revenue from this agreement in 2006. The Company recognized $185,236 and $292,712 of revenue under this agreement during the three and six months ended June 30, 2007.

Collaboration Agreement with Shanghai BioChip Company, Ltd. (“SBC”)

On March 5, 2007, the Company entered into a collaboration agreement with SBC pursuant to which SBC will provide exclusive pharmacogenomic testing services to the Company’s clients in China.

Pursuant to the agreement, the Company has granted SBC an exclusive license in China to provide services in China using the Company’s proprietary RNA extraction technologies. Subject to consent from the USC, the Company will grant SBC an exclusive sublicense to patents licensed from the USC for distribution of testing services in China. In turn, SBC will perform RNA extraction from FFPE tissue specimens exclusively for the Company during the term of the agreement.

This agreement has an initial term of five years, with an automatic renewal for an additional three-year term unless either party gives 90 days notice in advance of the renewal date of its intent not to renew. Pursuant to the agreement, SBC will receive 49% of the gross margin, as defined in the agreement, collected from the Company’s clients in China as compensation for its testing services performed.

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8. Stockholders’ Equity

Common Stock

On December 14, 2006, the Board of Directors approved, subject to stockholder approval, an amendment and restatement of the Company’s Certificate of Incorporation increasing the authorized common stock to 50,000,000 shares.

Preferred Stock

The Company is authorized to issue 2,000,000 shares of Preferred Stock with a par value of $0.01 per share. Of the 2,000,000 shares, the Company has designated 500,000 shares as Series A Junior Convertible Preferred Stock and 1,111,000 shares as Series B Convertible Preferred Stock.

On December 14, 2006, the Board of Directors of the Company approved, subject to stockholder approval, to amend and restate the Company’s Certificate of Incorporation increasing the authorized Preferred Stock to 5,000,000 shares.

Series A Junior Convertible Preferred Stock

In March 2000, the Company issued 500,000 shares of Series A Junior Convertible Preferred Stock (“Series A Junior Preferred Stock”) with a par value of $0.01 per share for $5 per share (gross proceeds of $2,500,000). The Series A Junior Preferred Stock ranked senior to the Company’s common stock and junior to any other preferred stock with respect to dividend and liquidation rights. Each outstanding share of Series A Junior Preferred stock could be converted into 5.2 shares of common stock provided the holder waived any unpaid dividends relating to those shares upon conversion. No dividends were declared on the Series A Junior Preferred Stock through June 8, 2007, at which time all outstanding shares of Series A Junior Preferred Stock automatically converted into 2,600,000 shares of common stock, as further discussed below upon closing of the initial public offering of the Company’s common stock on June 8, 2007.

Series B Convertible Preferred Stock

In March 2000, the Company issued 1,038,048 shares of Series B Convertible Preferred stock (“Series B Preferred Stock”) with a par value of $0.01 per share at $9.00 per share (gross proceeds of $9,342,432). Each outstanding share of Series B Preferred stock could be converted into one share of common stock. The Series B Preferred stock ranked senior to the common stock and any other issue of preferred stock which did not expressly provide that it ranked senior to the Series B preferred stock as to dividends, liquidation preferences or otherwise. Each outstanding share of Series B Preferred stock was entitled to receive cumulative dividends which accrued upon issuance and were payable at $.90 per annum. The Company had the option to pay the dividend in the form of common stock. Accrued dividends amounted to $6,097,579 and $0 at December 31, 2006 and June 30, 2007, respectively.

On October 24, 2006, the Board of Directors of the Company approved, subject to stockholder approval, to amend and restate the Certificate of Incorporation to amend the rights and preferences of the Series B Preferred Stock providing that the Series B Preferred Stock, including accrued but unpaid dividends, would automatically convert into common stock upon the closing of the initial public offering. Each share of Series B Preferred Stock was to convert into 0.8 shares of common stock. The total accrued but unpaid dividends at the date of conversion were to convert into common stock based on the fair value of the stock on the date of conversion. All outstanding shares of Series B Preferred Stock including $6,510,204 of accrued but unpaid dividends automatically converted into 1,760,467 shares of common stock upon the closing of the initial public offering of the Company’s common stock on June 8, 2007, as further discussed below.

Reverse Stock Split

On May 1, 2007, the Company’s Board of Directors approved an amendment to the Company’s Certificate of Incorporation to effect a 0.8-for-1 reverse stock split of the Company’s common stock. A majority of shareholders approved the stock split on May 31, 2007, and on June 4, 2007 the amendment to the Certificate

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8. Stockholders’ Equity  – (continued)

of Incorporation was filed, which effected the stock split. All references to shares in the consolidated financial statements and the accompanying notes, including but not limited to the number of shares and per share amounts, unless otherwise noted, have been adjusted to reflect the reverse stock split on a retroactive basis. Previously awarded options to purchase shares of the Company’s common stock have been retroactively adjusted to reflect the stock split. Further, the stock split resulted in an adjustment to the conversion ratio of the Series B Convertible Preferred Stock and Series A Junior Convertible Preferred Stock.

Initial Public Offering

On June 8, 2007, the Company completed an initial public offering of 3,000,000 shares of common stock at $7.00 per share. Total net proceeds from the initial public offering was approximately $17.2 million. Upon completion of the initial public offering, the following occurred:

•	All of the outstanding Series B Convertible Preferred Stock and Series A Junior Convertible Preferred Stock, including accrued but unpaid dividends, automatically converted into 4,360,467 shares of common stocks based on the initial public offering price of $7.00.
•	All of the outstanding notes payable to stockholders, including accrued but unpaid interest, automatically converted into 152,469 shares of common stock based on the initial public offering price of $7.00.

9. Stock Option Plan

In March 2000, the Company adopted a Stock Option Plan (the “2000 Plan”) as approved by its board of directors. Under the 2000 Plan, the Company may issue options to acquire up to 1,600,000 shares of common stock. In connection with the adoption of the 2006 Employee, Director and Consultant Stock Plan, as further discussed below, the Company will issue no additional options under its 2000 Plan under which options to purchase 200,000 shares remained outstanding as of June 30, 2007. Although no more options may be granted under the 2000 Plan, the terms of the 2000 Plan continue to apply to all outstanding options. The Company also granted options to purchase 16,000 shares of common stock to two consultants which were granted under separate agreements outside of the 2000 Plan.

On October 26, 2006, the Board of Directors of the Company approved, and on May 1, 2007, reapproved the adoption of the 2006 Employee, Director and Consultant Stock Plan (the “2006 Stock Plan”). Under this plan, the Company may grant up to a maximum of 2,160,000 options to purchase the Company’s common stock. As of June 30, 2007, there were 1,239,310 options available to grant under the 2006 Stock Plan.

Employee options vest according to the terms of the specific grant and expire 10 years from the date of grant. Non-employee option grants to date vest typically over a 2 to 3 year period. The Company had 1,130,690 options outstanding at a weighted average exercise price of $7.69 at June 30, 2007. There were 705,144 nonvested stock options with a weighted average grant date fair value of $5.23 outstanding at June 30, 2007.

The Company estimated share-based compensation expense for the three and six months ended June 30, 2007 using the Black-Scholes model with the following weighted average assumptions:

Risk free interest rate	5.03%
Expected dividend yield	—
Expected volatility	77.4%
Expected life (in years)	10

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9. Stock Option Plan  – (continued)

The following table summarizes the stock option activity for the six months ended June 30, 2007:

	Number of Shares	Weighted Average Exercise Price
Outstanding, December 31, 2006	216,000	$10.69
Granted	920,690	$7.00
Exercised	—	$—
Forfeited	(6,000)	$7.50
Outstanding, June 30, 2007	1,130,690	$7.69

The following table provides information for options that were outstanding and exercisable as of June 30, 2007:

	Options Outstanding			Options Exercisable
Exercise Prices	Number	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$11.25	184,000	3.47	$11.25	184,000	$11.25
$7.00	946,690	9.77	7.00	241,546	7.00
	1,130,690	8.75	$7.69	425,546	$8.84

The weighted average exercise prices, remaining contractual lives and aggregate intrinsic value for options granted, exercisable and expected to vest as of June 30, 2007 were as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding	1,130,690	$10.79	8.75	$—
Expected to vest	599,372	$7.00	8.95	$—
Exercisable	425,546	$8.84	6.76	$—

Aggregate intrinsic value excludes those options that are “not-in-the-money” as of June 30, 2007. Awards that are expected to vest take into consideration estimated forfeitures for awards not yet vested.

Information about stock-based compensation included in the results of operations for the three and six months ended June 30, 2007 and 2006 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30
	2006	2007	2006	2007
Cost of revenue	$—	$291,842	$—	$291,842
General and administrative	587	422,164	(5,251)	407,028
Research and development	11,294	194,740	5,162	175,925
Totals	$11,881	$908,746	$(89)	$874,795

10. Common Stock Warrants

The Company issues warrants to purchase common shares of the Company either as compensation for services, or as additional incentive for investors who may purchase common stock. The value of warrants issued for compensation is accounted for as a non-cash expense to the Company at the fair value of the warrants issued. The value of warrants issued in conjunction with financing events is recorded as a reduction

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

10. Common Stock Warrants  – (continued)

in paid in capital for common stock issuances. The Company values the warrants at fair value as calculated by using the Black-Scholes option-pricing model.

In June, 2007, in conjunction with the initial public offering, the Company issued 100,000 warrants to purchase 100,000 shares of its common stock, for proceeds of $100, to the underwriters as part of the initial public offering (see Note 8). The fair value of the common stock warrants, in the amount of $329,000, was recorded as a reduction in the proceeds of the initial public offering.

The Company valued the warrants using the Black-Scholes option-pricing model. The following assumptions were used to determine the fair value of those warrants:

Expected volatility	77.4%
Expected dividends	0.0%
Expected term	5.0 years
Risk-free rate	5.03%

The following table summarizes all common stock warrant activity during the six months ended June 30, 2007:

	Number of Shares	Weighted Average Price
Outstanding, December 31, 2006	—	$—
Granted	100,000	7.70
Exercised	—	—
Cancelled	—	—
Outstanding, June 30, 2007	100,000	$7.70
Exercisable, June 30, 2007	100,000	$7.70

The following table summarizes information about the warrants outstanding at June 30, 2007:

Exercise Price	Warrants Outstanding	Remaining Contractual Life (years)
$7.70	100,000	5.00
	100,000

11. Defined Contribution Plan

The Company maintains a defined contribution plan covering substantially all of its employees meeting minimum age and service requirements. Participation in the plan is optional. The Company paid administrative expenses on behalf of the plan amounting to $0 for each of the three and six month periods ended June 30, 2006 and 2007. At this time, the Company does not provide matching contributions to the defined contribution plan.

12. Related Party Transactions

While employed at USC, Kathleen Danenberg, president, chief executive officer and director, developed and patented (United States Patent 6,248,535; Danenberg, et al., Method For Isolation of RNA From Formalin-Fixed Paraffin-Embedded Tissue Specimens) an extraction method that allowed reliable and consistent isolation of RNA from FFPE suitable for RT-PCR. USC retains ownership of this patent but has exclusively licensed this technology to the Company. In consideration for this license, the Company is obligated to pay royalties to USC, as a percentage of net sales of products or services using the technology, and to meet a certain minimum in royalty payments. Pursuant to USC policy, the inventors of technology owned

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

12. Related Party Transactions  – (continued)

by the University and then licensed for commercialization are paid a portion of royalties received by the University from the licensed technology. USC therefore pays a portion of royalties received from the Company to Ms. Danenberg in recognition of her invention. Amounts paid to Ms. Danenberg amounted to $12,957 and $0 for the three months ended June 30, 2006 and 2007, respectively, and $18,574 and $14,797 for the six months ended June 30, 2006 and 2007, respectively.

13. Segment Information

The Company operates in a single reporting segment. The following enterprise wide disclosure was prepared on a basis consistent with the preparation of the financial statements.

The Company derives significant revenue from outside the United States. Revenue by geographic area, based on the client location, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
United States	$368,750	$900,757	$873,750	$2,072,341
Europe	—	185,236	—	292,712
Japan	369,400	409,625	1,133,375	750,325
	$738,150	$1,495,618	$2,007,125	$3,115,378

No other country represented more that 10 percent of total revenue.

14. Subsequent Event

On July 26, 2007, the Company entered into a collaboration agreement with Hitachi Chemical Co., Ltd. (“Hitachi”), a leading diagnostics manufacturer in Japan (the “Hitachi Agreement”). Under the terms of this agreement, Hitachi will begin using the Company's proprietary and patented techniques to extract genetic information from formalin-fixed paraffin-embedded (“FFPE”) tissue samples collected in Southeast Asia, Australia and New Zealand. As part of this collaboration agreement, the Company will provide Hitachi with the technical information and assistance necessary to perform the testing services. Hitachi also plans to introduce the Company to potential new testing services customers in the region to expand the testing of FFPE clinical samples in Asia. The Southeast Asian countries covered under this agreement include Japan, North Korea, South Korea, Taiwan, Mongolia, Pakistan, Bangladesh, Sri Lanka, Nepal, Singapore, Malaysia, Indonesia, Brunei, Thailand, Myanmar, Laos, Cambodia, Vietnam and the Philippines (the “Territory”).

This Agreement has an initial term expiring on March 31, 2010, with an automatic renewal for one year at the end of the original period under the same terms and conditions. Pursuant to the agreement, Hitachi will receive a percentage of the revenue, as provided in the agreement, collected from the Company's clients in the Territory, for its testing services performed.

Hitachi is responsible for expenses related to the cost of laboratory equipment and modification to the laboratory facilities, as well as the cost of reagents. The Company is responsible for costs related to additional laboratory equipment which shall be provided to Hitachi according to a separate equipment lease agreement.

On July 20, 2007, the Company entered into a research study collaboration agreement with the University of California, San Francisco (“UCSF”) to develop diagonistc tests for pancreatic cancer. Under the terms of this agreement, the Company will fund research performed by and collaborate with UCSF concerning molecular marker profiling and the evaluation of diagnostic assays and test kits. The research program will be carried out through July 20, 2009. As consideration for UCSF’s services, the Company will pay UCSF an amount equal to its expenditures subject to a maximum amount of approximately $147,000. An initial payment of approximately $73,000 was paid upon execution of the collaboration agreement with the balance to be paid upon receipt of all samples and clinical data.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis or Plan of Operation

Special Note Regarding Forward Looking Statements

Certain statements in this report constitute “forward-looking statements.” These forward-looking statements involve known or unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of Response Genetics, Inc. to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Specifically, the actions of competitors and customers and our ability to execute our business plan, and our ability to increase revenues is dependent upon our ability to continue to expand our current business and to expand into new markets, general economic conditions, and other factors. You can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continues,” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We undertake no obligations to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise.

The following discussion of our financial condition and results of operation should be read in conjunction with the financial statements and related notes to the financial statements included elsewhere in this Quarterly Report on Form 10-QSB as of June 30, 2007 and our audited financial statements for the years ended December 31, 2005 and 2006 included in our registration statement on Form SB-2 previously filed with the SEC. This discussion contains forward-looking statements that relate to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward looking statements.

Overview

Our goal is to provide cancer patients and their physicians with a means to make informed, individualized treatment decisions based on genetic analysis of tumor tissues. Our pharmacogenomic analysis of clinical trial specimens for the pharmaceutical industry may provide data that will lead to a better understanding of the molecular basis for response to specific drugs and, therefore lead to individualized treatment. We are focusing our efforts in the following areas:

•	Developing diagnostic tests for assessing the risk of cancer recurrence, prediction of chemotherapy response and tumor classification in cancer patients;
•	Expanding our pharmacogenomic testing services business and creating a standardized and integrated testing platform into the major markets of the healthcare industry including outside of the United States; and
•	Creating a bioinformatics database of pharmacogenomic information for sale to the healthcare industry.

We anticipate that, over the next 12 months, a substantial portion of our capital resources and efforts will be focused on research and development to bring to market a series of diagnostic tests for cancer patients, to establish a pharmacogenomics database that is of commercial value, to establish laboratories overseas in collaboration with certain of our current pharmaceutical clients and for other general corporate purposes.

Research and development expenses represented 19% and 19% of our total operating expenses for each of the six months ended June 30, 2006 and June 30, 2007, respectively and 18% and 23% for the three months ended June 30, 2006 and 2007, respectively. Major components of the $1,237,215 in research and development expenses for the six month period ended June 30, 2007 included supplies and reagents for our research activities, personnel costs, occupancy costs, equipment warranties and service, patent fees and sample procurement costs.

On June 8, 2007 we completed our initial public offering of 3,000,000 shares of our common stock at $7.00 per share. Net proceeds from the initial public offering after deducting underwriting commissions and fees and direct expenses was approximately $17.2 million. Upon the closing of our initial public offering all of our outstanding shares of our preferred stock, including accrued but unpaid dividends, automatically converted into 4,360,467 shares of our common stock and all of our outstanding notes payable, including accrued but unpaid interest, automatically converted into 152,469 shares of our common stock. Both of these conversions were based on the initial public offering price of $7.00.

On July 26, 2007, the Company entered into a collaboration agreement with Hitachi Chemical Co., Ltd. (“Hitachi”), a leading diagnostics manufacturer in Japan (the “Hitachi Agreement”). Under the terms of this agreement, Hitachi will begin using the Company's proprietary and patented techniques to extract genetic information from formalin-fixed paraffin-embedded (“FFPE”) tissue samples collected in Southeast Asia, Australia and New Zealand. As part of this collaboration agreement, the Company will provide Hitachi with the technical information and assistance necessary to perform the testing services. Hitachi also plans to introduce the Company to potential new testing services customers in the region to expand the testing of FFPE clinical samples in Asia. The Southeast Asian countries covered under this agreement include Japan, North Korea, South Korea, Taiwan, Mongolia, Pakistan, Bangladesh, Sri Lanka, Nepal, Singapore, Malaysia, Indonesia, Brunei, Thailand, Myanmar, Laos, Cambodia, Vietnam and the Philippines. This Agreement has an initial term expiring on March 31, 2010, with an automatic renewal for one year at the end of the original period under the same terms and conditions. Pursuant to the agreement, Hitachi will receive a percentage of the revenue, as provided in the agreement, collected from the Company's clients in the Territory, for its testing services performed. Hitachi is responsible for expenses related to the cost of laboratory equipment and modification to the laboratory facilities, as well as the cost of reagents. The Company is responsible for costs related to additional laboratory equipment which shall be provided to Hitachi according to a separate equipment lease agreement.

Critical Accounting Policies and Significant Judgments and Estimates

This discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as revenues and expenses during the reporting periods. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could therefore differ materially from those estimates under different assumptions or conditions. We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our financial statements.

Revenue Recognition

Revenues are derived from services provided to pharmaceutical companies and are recognized on a contract specific basis pursuant to the terms of the related agreements. Revenue is recognized in accordance with SEC staff Accounting Bulletin No. 104 Revenue Recognition, which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred and title and the risks and rewards of ownership have been transferred to the client or services have been rendered; (3) the price is fixed or determinable; and (4) collectibility is reasonably assured.

Revenues are recorded on an accrual basis as the contractual obligations are completed and as a set of assays is processed through our laboratory under a specified contractual protocol. Certain contracts have minimum assay requirements that, if not met result in payments that are due upon the completion of the designated period. In these cases, revenues are recognized when the end of the specified contract period is reached.

On occasion, we may enter into a contract that requires the client to provide an advance payment for specimens that will be processed at a later date. In these cases, we record this advance as deferred revenue and recognize the revenue as the specimens are processed or at the end of the contract period, as appropriate.

We are subject to potentially significant variations in the timing of revenue recognized from period to period due to a variety of factors including: (1) the timing of when specimens are submitted to us for testing; and (2) the specific terms, such as minimum assay requirements in any given period, advance payment requirements, and term of agreement, as set forth in each contract we have with significant clients.

License Fees

We have licensed technology for the extraction of RNA and DNA from FFPE tumor specimens from USC in exchange for royalty fees on revenue generated by use of this technology. These royalties are calculated as a fixed percentage of revenue that we generate from use of the technology licensed from USC. Total license fees due under the royalty agreement to USC were $59,629 and $46,946 in the six month period ended June 30, 2006 and June 30, 2007, respectively and $25,578 and $32,650 for the three months ended June 30, 2006 and 2007, respectively. We also maintain a non-exclusive license to use Roche’s polymerase chain reaction (PCR), homogenous PCR, and reverse transcription PCR processes. We pay Roche a fixed percentage royalty fee for revenue that we generate through use of this technology. Royalties due under this agreement totaled $80,499 and $64,404 in the six month period ended June 30, 2006 and June 30, 2007, respectively and $34,531 and $44,877 for the three months ended June 30, 2006 and 2007, respectively. These royalties are recorded as a component of cost of revenues in the statements of operations.

We are subject to potentially significant variations in royalties recorded in any period. While the amount paid is based on a fixed percentage pursuant to terms set forth in the agreements with USC and Roche, the amount due is calculated based on the revenue we recognize using the respective licensed technology. As discussed above, this revenue can vary from period to period as it is dependent on the timing of the specimens submitted by our clients for testing.

Accounts Receivable

We invoice clients as specimens are processed and any other contractual obligations are met. Our contracts with clients typically require payment within 45 days of the date of invoice. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of its clients to make required payments. We specifically analyze accounts receivable and historical bad debts, client credit, current economic trends and changes in client payment trends when evaluating the adequacy of the allowance for doubtful accounts. Account balances are charged-off against the allowance when it is probable the receivable will not be recovered. To date, our clients have primarily been large pharmaceutical companies. As a result, bad debts to date have been minimal.

Income Taxes

We estimate our tax liability through calculations we perform for the determination of our current tax liability, together with assessing temporary differences resulting from the different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded in our balance sheets. Our management then assesses the likelihood that deferred tax assets will be recovered in future periods through future operating results. To the extent that we cannot conclude that it is more likely than not that the benefit of such assets will be realized, we establish a valuation allowance to adjust the net carrying value of such assets. The carrying value of our net deferred tax assets assumes that we will be able to generate sufficient future taxable income, based on management’s estimates and assumptions. These estimates and assumptions take into consideration future taxable income and ongoing feasible tax strategies in determining recoverability of such assets. Our valuation allowance is subject to significant change based on management’s estimates of future profitability and the ultimate realization of the deferred tax assets.

Results of Operations

Three Months Ended June 30, 2007 and June 30, 2006

Revenues.  Revenues were $1,495,618 for the three months ended June 30, 2007, as compared to $738,150 for the comparable period in 2006, an increase of $757,468, or 103%. This growth was generated by revenue from our existing pharmaceutical company contracts and the initiation of fluorescent in situ hybridization, immunohistochemistry (or IHC) and bioinformatics services by us that commenced in the first quarter of 2007. Revenue from our existing pharmaceutical company contracts increased $325,535 for the three month period ended June 30, 2007. Revenue from fluorescent in situ hybridization, IHC and bioinformatics services provided by us totaled $116,999, $134,934 and $180,000, respectively, for the three month period ended June 30, 2007. For the three months ended June 30, 2007, two of our clients, GSK and Taiho accounted for approximately 63% of our revenue, as compared to approximately 70% of our revenue for the three months ended June 30, 2006.

Cost of revenues.  Cost of revenues for the three month period ended June 30, 2007 was $1,183,312 as compared to $584,230 for the three month period ended June 30, 2006, an increase of $599,082 or 102.5%. The increase primarily resulted from an increased volume of work from our contracted customers, initiation of fluorescent in situ hybridization and IHC services, and costs associated with legal work performed to support our technologies. These increased costs include cost of revenue associated with our fluorescent in situ hybridization and IHC services totaling $217,191. There was no cost associated with these activities for the three months ended June 30, 2006. In addition, cost of revenues increased during the three months ended June 30, 2007 by $291,842 in share-based compensation expense as a result of issuing stock options to employees and consultants, a $17,418 increase in royalties, and a $34,629 increase in lab supply and reagent costs.

Research and Development Expenses.  Research and development expenses were $916,794 for the three months ended June 30, 2007, as compared to $269,247 for the three month period ended June 30, 2006, an increase of $647,547. This increase resulted primarily from an increase in personnel costs of $133,626 as a result of higher levels of research samples that were processed, share-based compensation expense of $194,740 as a result of granting options to employees and consultants, an increase in equipment related expenses of $64,312, and an increase in patent costs of $189,904. We expect research and development expenses to increase as we work to develop additional aspects of our technology and to study diagnostic indicators for various forms of cancer.

General and Administrative Expenses.  General and administrative expenses totaled $1,924,816 for the three months ended June 30, 2007, as compared to $659,246 for the comparable period in 2006, an increase of $1,265,570. This increase resulted primarily from an increase of $201,764 in personnel costs as we added staff to support our growth, $422,164 in expense associated with the issuance of stock options to our staff, and a $569,474 increase in expenses associated with starting up our new laboratory in Scotland.

Interest Income.  Interest income was $66,655 for the three months ended June 30, 2007, compared with $42,565 for the same period in 2006. This $24,090 increase was due to higher average cash balances and higher rates of return during the three months ended June 30, 2007.

Interest Expense.  Interest expense was $14,506 for the three month period ended June 30, 2007 and $14,954 for the same period in the preceding year. This expense consists largely of a fixed amount on a loan from founders of our company. This loan and related accrued interest were converted into common stock of the Company upon the consummation of our recent initial public offering.

Income Taxes

As of June 30, 2007, we had net operating loss carryforwards for federal and state income tax purposes of $8,656,572 and $4,566,601, respectively. If not utilized, the federal net operating loss and tax credit carryforwards will expire beginning in 2020. Utilization of net operating loss and credit carryforwards may be subject to a substantial annual limitation due to restrictions contained in the Internal Revenue Code that are applicable if we experience an “ownership change” that may occur, for example, as a result of this offering being aggregated with certain other sales of our stock before or after this offering. If not utilized, the state net operating loss carryforward will expire beginning in 2010. The annual limitation may result in the expiration of our net operating loss and tax credit carryforwards before they can be used.

As of June 30, 2006 and 2007, a full valuation allowance has been recorded for the deferred tax assets since we do not believe the recoverability of the deferred income tax assets in the near future is more likely then not. Accordingly, an income tax provision/benefit has not been recognized during the three month periods ended June 30, 2006 and 2007.

Six Months Ended June 30, 2007 and June 30, 2006

Revenues.  Revenues were $3,115,378 for the six months ended June 30, 2007, as compared to $2,007,125 for the comparable period in 2006, an increase of $1,108,253, or 55%. This growth was generated by revenue from our existing pharmaceutical company contracts and the initiation of fluorescent in situ hybridization, immunohistochemistry (or IHC) and bioinformatics services by us that commenced in the first quarter of 2007. Revenue from fluorescent in situ hybridization, IHC and bioinformatics services provided by us totaled $366,442, $212,525 and $591,000, respectively, for the six month period ended June 30, 2007. For the six months ended June 30, 2007, two of our clients, GSK and Taiho accounted for approximately 74% of our revenue, as compared to approximately 68% of our revenue for the six months ended June 30, 2006.

Cost of Revenues.  Cost of revenues for the six month period ended June 30, 2007 were $2,006,152 as compared to $978,130 for the six month period ended June 30, 2006, an increase of $1,028,022 or 105%. The increase resulted from increased volume of work from our various clients and costs associated with processing FISH and IHC assays. The primary components of these increased costs include a $430,614 increase in costs associated with in situ fluorescent hybridization and immunohistochemistry services, expense associated with the issuance of stock options to employees and consultants to total $291,842, and $47,200 in expenses associated with bioinformatics.

Research and Development Expenses.  Research and development expenses were $1,237,215 for the six month period ending June 30, 2007, as compared to $595,702 for the same period in 2006, an increase of $641,513 or 108%. This increase resulted primarily from an increase in personnel costs of $101,762 to augment our product platform, share-based compensation related to stock options issued to employees and consultants of $175,925, an increase of $61,792 in equipment related expenses, an increase in patent and legal fees of $189,904, and an increase in supplies, consulting fees, and occupancy cost totaling approximately $41,000. We expect research and development expenses to increase as we work to develop additional aspects of our technology and to study diagnostic indicators for various forms of cancer.

General and Administrative Expenses.  General and administrative expenses totaled $3,187,882 for the six month period ended June 30, 2007, as compared to $1,577,385 for the comparable period in 2006, an increase of $1,610,497 or 102%. This increase resulted primarily from $569,474 in expenses incurred to establish our laboratory in Scotland, an increase in audit and accounting fees of $244,320 associated with our various business efforts and preparation for becoming a public company, and share-based compensation expense of $407,028 related to stock options granted to our employees. In addition, excluding a one time bonus paid to our CEO in the three months ended March 31, 2006 of $403,700, our general and administrative personnel costs increased $395,672 as we added additional staff to support our growth. We expect general and administrative expenses to increase after this offering as a result of the need to hire additional administrative personnel and due to higher legal, accounting, compliance and related expenses associated with being a public company.

Interest Income.  Interest income was $108,331 for the six month period ended June 30, 2007, compared with $75,218 for the same period in 2006. This $33,113 increase was due to higher average cash balances and higher rates of return during the period ending June 30, 2007.

Interest Expense.  Interest expense was $26,756 for the six month period ended June 30, 2007 and $29,878 for the same period in the preceding year. This expense consists largely of a fixed amount on notes payable from our stockholders. The accrued interest related to these notes payable was converted into shares of our common stock upon the closing of our recent public offering. Refer to Liquidity and Capital Resources below for further discussion regarding this matter.

Other Income.  During the six months ended June 30, 2006, the Company entered into an agreement with a client to provide certain testing services. In order to perform such testing services within the timeframe required by the client, which was by no later than June 30, 2006, the Company was required to purchase additional laboratory equipment totaling $179,000 which was reimbursed by the client pursuant to the terms of the agreement. This equipment was used to perform the services pursuant to this agreement and will continue to be used by the Company in its on-going operations over the useful life of the equipment which is estimated to be five years. Upon the purchase of the equipment, the Company recorded the $179,000 reimbursement of the equipment purchase, which is non-recurring in nature, as other non-operating income during the six months ended June 30, 2006.

Income Taxes

As of June 30, 2006 and June 30, 2007, a full valuation allowance has been recorded for the deferred tax assets since we do not believe the recoverability of the deferred income tax assets in the near future is more likely then not. Accordingly, an income tax provision/benefit has not been recognized during the six months ended June 30, 2006 and 2007.

Liquidity and Capital Resources

Although we were profitable for the year ended December 31, 2005, we incurred net losses of $1,357,643 and $3,242,365 during the year ended December 31, 2006 and the six months ended June 30, 2007, respectively. Since our inception in September 1999, we have incurred cumulative losses and as of June 30, 2007, we had an accumulated deficit of $18,509,649. We expect that our research and development, and general and administrative expenses will continue to increase and, as a result, we will need to generate significant revenues to achieve and maintain profitability.

Following is a summary of material agreements we have entered into during fiscal year 2006 and to date in fiscal year 2007 and the expected impact these agreements will or have had on our liquidity and future realization of revenues.

•	In January 2006, we entered into an agreement with GSK pursuant to which we provide services in connection with profiling the expression of various genes from a range of human cancers. Under the agreement, we will provide GSK with testing services as described in individual protocols and GSK will pay us for such services based on the pricing schedule established for each particular protocol. GSK is obligated to make minimum annual payments to us under the agreement and also was obligated to make a non-refundable upfront payment to us, to be credited against, of which $600,000 was recognized in 2006 work undertaken pursuant to the agreement. In January 2006, we received an upfront payment of $2 million. The contract also provides for minimum annual assay testing requirements over a three year period ending January 2009. The minimum amount of revenue to be recognized during the term, which will expire in January 2009, will be $6,500,000. The timing of the recognition of these amounts is dependent upon when GSK submits the specimens for testing. During the year ended December 31, 2006 and the six months ended June 30, 2007, we recognized $2,374,800 and $1,570,366, respectively, of revenue under this agreement.
•	In December 2006, we entered into an agreement with GSK Bio pursuant to which we will provide testing services, principally in relation to profiling the expression of various genes from a range of human cancers. We will conduct the testing services on tissue specimens provided by GSK Bio. The agreement required that GSK Bio make an upfront payment of $2,620,000 which was received by us in December 2006. The agreement further specifies that GSK Bio will pay annual minimum payments in 2007, 2008 and 2009 and that the upfront payment made in December 2006 will be credited against the annual minimum payments in 2007 and 2008. The agreement also provides that any differences between the annual minimum payments made in 2007, 2008 or 2009 and the amounts due to us for testing services performed on specimens submitted by GSK Bio during the years the three years ended December 31, 2009 be credited towards services performed during the year ending December 31, 2010, the final year of the agreement. The minimum amount of revenue to be recognized during the term of this contract, which will expire in December 2010, is approximately $7,300,000. The timing of the recognition of these amounts is dependent upon when GSK submits the specimens for testing. We recognized $292,712 of revenue under this agreement during the six months ended June 30, 2007.

We expect to use our capital to fund research and development and to make capital expenditures to keep pace with the expansion of our research and development programs and to scale up our commercial operations. The amount and timing of actual expenditures may vary significantly depending upon a number of factors, such as the progress of our product development, regulatory requirements, commercialization efforts, and the amount of cash used by operations. We expect that we will continue to generate revenue through our pharmacogenomic testing services business provided to pharmaceutical companies, but these revenues are not guaranteed and are not expected to substantially offset the costs associated with our expansion efforts.

We lease office and laboratory space for our location in Los Angeles under noncancelable operating leases that expire through March 2010. Rent expense was $120,829 and $150,810 for the six month period ended June 30, 2006 and 2007, respectively, and $60,415 and $75,811 for the three months ended June 30, 2006 and 2007, respectively. Future minimum lease payments aggregate approximately $2,469,000 over the next five years ending December 31, 2010. Additionally, we lease office and laboratory space for our operations in Scotland. This is an operating lease which expires in March, 2010. Rent expense for our Scotland facility was 130,404 for the three and six month periods ended June 30, 2007.

Comparison of Six Months Ended June 30, 2007 and 2006

As of June 30, 2007, we had $19,427,868 in cash and cash equivalents, working capital of $15,080,016 and an accumulated deficit of $18,509,649.

Cash flows provided by operating activities

Net cash used in operations was $1,284,085 for the six months ended June 30, 2007 compared to net cash provided of $1,405,759 for the six months ended June 30, 2006. This decrease in cash provided by operating activities of $2,689,844 was primarily attributable to a $1.4 million decrease in deferred revenue, decreased operating profit of approximately $1.3 million, excluding non-cash share-based compensation, and an increase in accounts receivable of approximately $1.2 million offset by an increase in accrued expenses of approximately $1.4 million which is primarily attributable to increased costs associated with our recent initial public offering. The decrease in deferred revenue is directly attributable to the timing during which we enter into certain agreements. As further discussed in Note 7 to the accompanying unaudited consolidated financial statements, we entered into an agreement with GSK resulting in a $2 million upfront, non-refundable payment to the Company in January 2006, which was recorded as deferred revenue upon receipt. No such agreement was entered into during the six months ended June 30, 2007.

Cash flows used in investing activities

Net cash used in investing activities was $1,437,657 for the six months ended June 30, 2007 and $645,866 for the six months ended June 30, 2006. This increase in the use of cash of $791,791 was primarily attributable to the increased purchase of laboratory equipment in connection with establishing the testing facility in the UK. Laboratory equipment purchased included additional microarray capability, fluorescent in situ hybridization equipment and robotic polymerase chain reaction equipment.

Cash flows used in financing activities

Net cash provided by financing activities increased $17,215,279 as a result of our initial public offering which was completed on June 8, 2007.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principles and to changes required by an accounting pronouncement when the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application of changes in accounting principle to prior periods’ financial statements unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of the change in net income for the period of the change in accounting principle. SFAS 154 carries forward without change the guidance contained in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS 154 also carries forward the guidance in APB Opinion No. 20 requiring justification of a change in accounting principle on the basis of preferability. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal periods beginning after December 15, 2005 with early adoption permitted. The adoption of SFAS 154 did not have a material impact on our financial position, results of operations or cash flows.

On July 13, 2006, the FASB issued FASB Interpretation No. 48, which interprets SFAS No. 109, “Accounting for Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material impact on our financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged. We are currently evaluating the effect that adoption of SFAS No. 157 will have on our financial position, results of operations or cash flows.

In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, to provide guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. Under SAB No. 108, companies should evaluate a misstatement based on its impact on the current year income statement, as well as the cumulative effect of correcting such misstatements that existed in prior years existing in the current year’s ending balance sheet. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 did not have a material impact on our financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115”. SFAS 159 permits companies to choose to measure certain financial instruments and other items at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities. The standard is effective for fiscal years beginning after November 15, 2007. We are evaluating the impact of the adoption of SFAS 159 on our consolidated financial statements.

Item 3. Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Under the supervision, and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures were effective such that the material information required to be filed in this report is recorded, processed, summarized and reported within the required time periods specified in the SEC rules and forms. This conclusion was based on the fact that the business operations to date have been limited and our Principal Executive Officer and Principal Financial Officer have had complete access to all records and financial information and have availed themselves of such access to ensure full disclosure. As the Company’s business continues to expand, a more definitive plan relating to maintaining effective disclosure controls will be implemented. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. Potential investors should be aware that the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any system of controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently aware of any pending or threatened legal proceedings to which we are or would be a party or any proceedings being contemplated by governmental authorities against us, or any of our executive officers or directors relating to their services on our behalf.

Item 2. Sale of Equity Securities

On June 8, 2007 we completed our initial public offering of 3,000,000 shares of our common stock at $7.00 per share. Net proceeds from the initial public offering after deducting underwriting commissions and fees but before expenses were $18,950,000. On closing of our initial public offering all of our outstanding shares of our preferred stock, including accrued but unpaid dividends, automatically converted into 4,360,467 shares of our common stock and all of our outstanding notes payable, including accrued but unpaid interest, automatically converted into 152,469 shares of our common stock. Both of these conversions were based on the initial public offering price of $7.00.

Item 3. Defaults Upon Senior Securities

During the six months ended June 30, 2007 we were not in default of any of our indebtedness.

Item 4. Submission of Matters to a Vote of Security Holders

During the six months ended June 30, 2007 we did not submit any matters to a vote of our security holders.

Item 5. Other Information.

None

Item 6. Exhibits

(A)	Exhibits. Exhibits included or incorporated by reference herein: See exhibit index below.

Exhibit No.	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906
32.2	Certification of Chief Financial Officer pursuant to Section 906

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Response Genetics, Inc.

August 14, 2007	/s/ Kathleen Danenberg
Date	Kathleen Danenberg President and Chief Executive Officer
August 14, 2007	/s/ Thomas Stankovich
Date	Thomas Stankovich Vice President and Chief Financial Officer