Form 10QSB
period 2007-09-30
RESPONSE GENETICS INC
filed 2007-11-14
CIK 1124608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

(323) 224-3900

(Issuer’s Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ NO ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of November 13, 2007 there were 10,239,276 shares of common stock $0.01 par value per share

Transitional Small Business Disclosure Format (Check one): Yes ☐ NO ☒

Response Genetics, Inc.

Form 10-QSB

i

RESPONSE GENETICS, INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31, 2006	As of September 30, 2007
		(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$4,930,123	$17,868,827
Accounts receivable	1,288,255	1,720,240
Prepaid expenses and other current assets	837,238	442,469
Total current assets	7,055,616	20,031,536
Property and equipment, net	1,184,963	2,545,733
Other assets	19,102	19,102
Total assets	$8,259,681	$22,596,371
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$404,008	$581,749
Accrued expenses	547,119	429,627
Accrued royalties	123,852	146,016
Accrued payroll, bonus and related liabilities	595,276	195,791
Deferred revenue	1,628,325	3,910,301
Total current liabilities	3,298,580	5,263,484
Notes payable to stockholders	716,854	—
Accrued interest on notes payable to stockholders	329,036	—
Accrued dividends	6,097,579	—
Deferred revenue, net of current portion	3,320,000	1,603,186
Total liabilities	13,762,049	6,866,670
Commitments and contingencies
Stockholders’ (deficit) equity
Series B Convertible Preferred Stock, $0.01 par value; 1,038,048 and 0 issued and outstanding (liquidation preference of $9 per share, or $9,342,432 plus accrued but unpaid dividends) at December 31, 2006 and September 30, 2007, respectively	10,380	—
Series A Junior Convertible Preferred Stock, $0.01 par value; 500,000 and 0 issued and outstanding (liquidation preference of $5 per share, or $2,500,000) at December 31, 2006 and September 30, 2007, respectively	5,000	—
Common stock, $0.01 par value; 20,000,000 and 50,000,000 shares authorized; 2,726,320 and 10,239,276 shares issued and outstanding at December 31, 2006 and September 30, 2007, respectively	27,263	102,393
Additional paid-in capital	9,722,273	35,048,513
Accumulated deficit	(15,267,284)	(19,408,635)
Accumulated other comprehensive loss	—	(12,570)
Total stockholders’ (deficit) equity	(5,502,368)	15,729,701
Total liabilities and stockholders’ (deficit) equity	$8,259,681	$22,596,371

The accompanying notes are an integral part of these consolidated financial statements.

RESPONSE GENETICS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Revenue	$1,810,800	$2,239,653	$3,817,925	$5,355,031
Operating expenses:
Cost of revenue	643,772	910,090	1,621,902	2,916,242
General and administrative	656,997	1,777,617	2,234,382	4,965,499
Research and development	267,095	651,536	862,797	1,888,751
Total operating expenses	1,567,864	3,339,242	4,719,081	9,770,491
Operating income (loss)	242,936	(1,099,589)	(901,156)	(4,415,460)
Other income (expense):
Interest expense	(14,069)	(98)	(43,947)	(26,854)
Interest income	37,076	216,933	112,294	325,264
Other	—	—	179,000	—
Income (loss) before income taxes	265,943	(882,754)	(653,809)	(4,117,050)
Provision for income taxes	—	16,232	800	24,301
Net income (loss)	265,943	(898,986)	(654,609)	(4,141,351)
Preferred stock dividends	(233,561)	—	(700,684)	(412,625)
Net income (loss) attributable to common stockholders	$32,382	$(898,986)	$(1,355,293)	$(4,553,976)
Net income (loss) per share — basic	$0.01	$(0.09)	$(0.50)	$(0.78)
Net income (loss) per share — diluted	$0.01	$(0.09)	$(0.50)	$(0.78)
Weighted-average shares — basic	2,726,320	10,239,276	2,726,320	5,875,132
Weighted-average shares — diluted	2,726,320	10,239,276	2,726,320	5,875,132

The accompanying notes are an integral part of these consolidated financial statements.

RESPONSE GENETICS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2006	2007
Cash flows from operating activities:
Net loss	$(654,609)	$(4,141,351)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	227,563	394,094
Share-based compensation	(1,125)	1,241,599
Gain on sale of property and equipment	(17,782)	—
Changes in operating assets and liabilities:
Accounts receivable	(11,365)	(431,985)
Prepaid expenses and other current assets	(298,462)	(219,215)
Other assets	(95,000)	—
Accounts payable	339,257	177,741
Accrued expenses	233,002	252,325
Accrued royalties	58,179	22,164
Accrued payroll and related liabilities	47,313	(399,485)
Accrued interest on notes payable to stockholders	36,559	21,394
Deferred revenue	1,450,625	565,162
Net cash provided by (used in) operating activities	1,314,155	(2,517,557)
Cash flows from investing activities:
Purchase of property and equipment	(937,593)	(1,754,864)
Proceeds from sale of property and equipment	29,090	—
Net cash used in investing activities	(908,503)	(1,754,864)
Cash flows from financing activities:
Net proceeds from issuance of common stock	—	17,198,555
Net cash provided by financing activities	—	17,198,555
Effect of foreign exchange rates on cash and cash equivalents	—	12,570
Net increase in cash and cash equivalents	405,652	12,938,704
Cash and cash equivalents:
Beginning of period	2,633,614	4,930,123
End of period	$3,039,266	$17,868,827
Cash paid during the period for:
Income taxes	$27,818	$800
Interest	$7,382	$5,460

The accompanying notes are an integral part of these consolidated financial statements.

ESPONSE GENETICS, INC.

Consolidated Statement of Stockholders’ (Deficit) Equity

	Series B Convertible Preferred Stock		Series A Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' (Deficit) Equity
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount
Balance at December 31, 2006	1,038,048	$10,380	500,000	$5,000	2,726,320	$27,263	$9,722,373	$(15,267,284)	$—	(5,502,368)
Accrued dividends on Series B Convertible Preferred Stock Unaudited	—	—	—	—	—	—	(412,625)	—	—	(412,625)
Conversion of Series A and Series B Preferred Stock, as further discussed in Note 8 Unaudited	(1,038,048)	(10,380)	(500,000)	(5,000)	4,360,467	43,605	6,481,979	—	—	6,510,204
Conversion of Notes Payable to Stockholders, as further discussed in Note 8 Unaudited	—	—	—	—	152,489	1,525	1,065,759	—	—	1,067,284
Issuance of common stock in connection with initial public offering, net of transaction costs, including warrants to purchase 100,000 shares of common stock, as further discussed in Note 10 Unaudited	—	—	—	—	3,000,000	30,000	16,949,528	—	—	16,979,528
Adjustment to stock-based compensation expense for options subject to variable accounting Unaudited	—	—	—	—	—	—	(82,606)	—	—	(82,606)
Share-based compensation expense related to issuance of employee stock options Unaudited	—	—	—	—	—	—	1,324,205	—	—	1,324,205
Unrealized loss on foreign currency translation Unaudited	—	—	—	—	—	—	—	—	(12,570)	(12,570)
Net loss Unaudited	—	—	—	—	—	—	—	(4,141,351)	—	(4,141,351)
Comprehensive loss Unaudited	—	—	—	—	—	—	—	—	—	(4,153,921)
Balances at September 30, 2007 Unaudited	—	$—	—	$—	10,239,276	$102,393	$35,048,513	$(19,408,635)	$(12,570)	$15,729,701

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

Accounts Receivable

The Company invoices its clients as specimens are processed and any other contractual obligations are met. The Company’s contracts with clients typically require payment within 45 days of the date of invoice. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its clients to make required payments. The Company specifically analyzes accounts receivable and historical bad debts, client credit, current economic trends and changes in client payment trends when evaluating the adequacy of the allowance for doubtful accounts. Account balances are charged-off against the allowance when it is probable the receivable will not be recovered. To date, the Company’s clients have primarily been large pharmaceutical companies. As a result, bad debts to date have been minimal. There were no allowances for doubtful accounts recorded at December 31, 2006 and September 30, 2007.

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

Other Income

During the nine months ended September 30, 2006, the Company entered into an agreement with a client to provide certain testing services. In order to perform such testing services within the timeframe required by the client, which was by no later than September 30, 2006, the Company was required to purchase additional

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

laboratory equipment totaling $179,000 which was reimbursed by the client pursuant to the terms of the agreement. This equipment was used to perform the services pursuant to this agreement and will continue to be used by the Company in its on-going operations over the useful life of the equipment which is estimated to be five years. Upon the purchase of the equipment, the Company recorded the $179,000 reimbursement of the equipment purchase, which is non-recurring in nature, as other non-operating income during the nine months ended September 30, 2006.

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

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

The Company adopted SFAS 123(R) using the modified prospective transition method, under which it continues to account for nonvested equity awards outstanding at the date of adoption of SFAS 123(R) in the same manner as they had been accounted for prior to adoption, that is, it would continue to apply APB No. 25 in the future periods to equity awards outstanding at the date it adopted SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) was $(1,036) and $366,804 for the three months ended September 30, 2006 and September 30, 2007, respectively, and $(1,125) and $1,241,599 for the nine months ended September 30, 2006 and 2007, respectively. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (“EITF 96-18”). Under EITF 96-18, stock option awards issued to non-employees are accounted for at fair value using the Black-Scholes option-pricing model.

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

Foreign Currency Translation

The financial position and results of operations of the Company’s foreign operations are determined using local currency as the functional currency. Assets and liabilities of these operations are translated at the exchange rate in effect at each period-end. Statement of operations amounts are translated at the average rate of exchange prevailing during the period. Translation adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive loss in stockholders’ equity.

Comprehensive Income (Loss)

Comprehensive income (loss) encompasses the change in equity from transactions and other events and circumstances from non-owner sources and the Company’s net income (loss). There was no difference between comprehensive loss and net loss for the three and nine months ended September 30, 2006. Accumulated other comprehensive loss is comprised of foreign currency translation adjustments.

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

Concentration of Credit Risk and Clients and Limited Suppliers

Cash and cash equivalents consist of financial instruments that potentially subject the Company to concentrations of credit risk to the extent recorded on the balance sheets. The Company maintains cash in United

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

States financial institutions in excess of Federal Deposit Insurance Corporation limitations. In addition, the Company has invested its excess cash in money market instruments which are not insured under the Federal Deposit Insurance Corporation. The Company has not incurred any losses on these cash balances as of September 30, 2007. At December 31, 2006 and September 30, 2007, the Company had cash on deposit that was in excess of the federally insured limit of $100,000.

Clients that account for greater than 10 percent of revenue or accounts receivable are provided below.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006		2007		2006		2007
	Revenue	Percent of Total Revenue	Revenue	Percent of Total Revenue	Revenue	Percent of Total Revenue	Revenue	Percent of Total Revenue
Taiho Pharmaceutical	$1,010,750	56%	$703,975	31%	$2,144,125	56%	$1,454,300	27%
Eli Lilly and Company	$—	—%	$443,700	20%	$147,600	4%	$558,700	10%
GlaxoSmithKline	$644,000	36%	$680,782	30%	$891,550	23%	$2,251,148	42%
GlaxoSmithKline Biologicals	$—	—%	$330,039	15%	$—	—%	$622,751	12%

	As of December 31, 2006		As of September 30, 2007
	Receivable Balance	Percent of Total Receivables	Receivable Balance	Percent of Total Receivables
Taiho Pharmaceutical	$416,300	33%	$621,025	37%
GlaxoSmithKline	$584,000	47%	$523,883	31%
GlaxoSmithKline Biologicals	$—	—	$429,734	25%

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

3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consists of the following:

	December 31, 2006	September 30, 2007 Unaudited
Direct costs associated with initial public offering	$613,985	$—
Prepaid insurance	28,173	207,460
Prepaid maintenance contracts	106,029	189,673
Other	89,051	45,336
	$837,238	$442,469

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

4. Accrued Expenses

Accrued expenses consists of the following:

	December 31, 2006	September 30, 2007 Unaudited
Accrued direct costs associated with initial public offering	$300,723	$—
Accrued laboratory costs	—	151,492
Accrued other	246,396	278,135
	$547,119	$429,627

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

On October 24, 2006, the Board of Directors of the Company approved an amendment to the terms of the notes payable to stockholders such that all outstanding notes payable to stockholders, plus accrued interest, would be automatically converted into shares of the Company’s common stock at a per share price equal to the initial public offering price. The Company completed its initial public offering on June 8, 2007 and the aggregate principal amount of notes payable of $716,854 and $350,430 of accrued interest were converted to an aggregate of 152,489 shares of the Company’s common stock based on a conversion price of $7.00, the initial public offering price.

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

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6. Loss Per Share  – (continued)

The following table sets forth the computation for basic and diluted loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Numerator:
Net loss	$265,943	$(898,986)	$(654,609)	$(4,141,351)
Series B convertible preferred stock dividends	(233,561)	—	(700,684)	(412,625)
Numerator for basic earnings per share – income (loss) available to common stockholders	32,382	(898,986)	(1,355,293)	(4,553,976)
Effect of dilutive securities:
Series B convertible preferred stock dividends	—	—	—	—
Numerator for diluted earnings per share — income (loss) available to common stockholders	$32,382	$(898,986)	$(1,355,293)	$(4,553,976)
Denominator:
Denominator for basic earnings per share — weighted-average shares	2,726,320	10,239,276	2,726,320	5,875,132
Effect of dilutive securities:
Series A Junior Convertible preferred stock	—	—	—	—
Series B Convertible preferred stock	—	—	—	—
Dilutive potential common shares	—	—	—	—
Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	2,726,320	10,239,276	2,726,320	5,875,132
Basic earnings (loss) per share	$0.01	$(0.09)	$(0.50)	$(0.78)
Diluted earnings (loss) per share	$0.01	$(0.09)	$(0.50)	$(0.78)

Outstanding stock options and warrants to purchase 216,000 shares and 1,225,690 shares for the three and nine months ended September 30, 2006, and 2007, respectively, were excluded from the calculation of diluted loss per share as their effect would have been antidilutive. The assumed conversion of the Series A Junior Convertible Preferred Stock and the Series B Convertible Preferred Stock were excluded from the calculation of diluted loss per share for the three and nine months ended September 30, 2006 as their effect would have been antidilutive.

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

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7. License and Collaborative Agreements  – (continued)

In consideration for this license, the Company agreed to pay to USC royalties based on a percentage of the revenues generated by the use of RGI-1 and related technology. Royalty expense relating to this agreement amounted to $50,449 and $42,413 for the three months ended September 30, 2006 and 2007, respectively, and $110,078 and $89,359 for the nine months ended September 30, 2006 and 2007, respectively. Such expense is included in cost of revenue in the accompanying statements of operations.

License Agreement with Roche Molecular Systems (“Roche”)

In July 2001, the Company entered into a diagnostic services agreement with Roche to provide the Company with access to Roche’s patented PCR technology. In November 2004, this agreement was replaced by a non-exclusive license to use Roche’s PCR, homogenous PCR, and reverse transcription PCR processes. In consideration for these rights, the Company is obligated to pay royalties to Roche, based on a percentage of net sales of products or services that make use of the PCR technology. Royalty expense relating to this agreement amounted to $68,106 and $58,064 for the three months ended September 30, 2006 and 2007, respectively, and $148,605 and $122,468 for the nine months ended September 30, 2006 and 2007, respectively. Such expense is included in cost of revenue in the accompanying statements of operations.

In November 2004, the Company entered into an agreement with Roche, pursuant to which the Company is collaborating with Roche to produce commercially viable assays used in the validation of genetic markers for pharmaceutical companies. Specifically, the Company has licensed the rights to Roche to use the pre-diagnostic assays the Company develops in the course of using its RNA-extraction technologies to provide testing services to pharmaceutical companies and to produce diagnostic kits that then can be sold commercially to those pharmaceutical companies. Roche is required to pay the Company royalties of a certain percentage of net sales of such diagnostic kits sold to pharmaceutical companies. Through September 30, 2007, Roche has not been required to pay any royalties to the Company pursuant to this agreement.

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

Taiho is obligated to purchase a minimum amount of testing services from the Company each calendar quarter. Revenue recognized under this agreement was $1,010,750 and $703,975 during the three months ended September 30, 2006 and 2007, respectively, and $2,144,125 and $1,454,300 for the nine months ended September 30, 2006 and 2007, respectively.

Services Agreement with SmithKline Beecham Corporation (d.b.a. GlaxoSmithKline or “GSK”)

In January 2006, the Company entered into an agreement with GSK pursuant to which the Company provides services in connection with profiling the expression of various genes from a range of human cancers. Under the agreement, the Company will provide GSK with testing services as described in individual protocols and GSK will pay the Company for such services based on the pricing schedule established for each

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7. License and Collaborative Agreements  – (continued)

particular protocol. GSK is obligated to make minimum annual payments to the Company under the agreement and also was obligated to make a non-refundable upfront payment to the Company, to be credited against work undertaken pursuant to the agreement. In January 2006, the Company received an upfront payment of $2,000,000, of which $600,000 was recognized as revenue during the year ended December 31, 2006. The contract also provides for minimum annual assay testing requirements over a three year period ending January 2009. The minimum amount of revenue to be recognized during the term, which will expire in January 2009, will be $6,500,000. The timing of the recognition of these amounts is dependent upon when GSK submits the specimens for testing. The Company recognized $644,000 and $680,782 of revenue under this agreement during the three months ended September 30, 2006 and 2007, respectively, and $891,550 and $2,251,148 of revenue during the nine months ended September 30, 2006 and 2007, respectively.

The initial term of the agreement will extend until January 2009, at which point, GSK has the right to extend the agreement for up to two one-year periods. Subsequently, the parties have the option to extend the agreement for one-year renewal periods upon their mutual written consent.

Master Laboratory Test Services Agreement with GlaxoSmithKline Biologicals (“GSK Bio”)

In December 2006, the Company entered into an agreement with GSK Bio pursuant to which it will provide testing services, principally in relation to profiling the expression of various genes from a range of human cancers. The Company will conduct the testing services on tissue specimens provided by GSK Bio. The agreement required that GSK Bio make an upfront payment of $2,620,000 which was received by the Company in December 2006. The agreement further specifies that GSK Bio will pay annual minimum payments in 2007, 2008 and 2009 and that the upfront payment made in December 2006 will be credited against the annual minimum payments in 2007 and 2008. The agreement also provides that any differences between the annual minimum payments made in 2007, 2008 or 2009 and the amounts due to the Company for testing services performed on specimens submitted by GSK Bio during the years the three years ended December 31, 2009 be credited towards services performed during the year ending December 31, 2010, the final year of the agreement. The minimum amount of revenue to be recognized during the term of this contract, which will expire in December 2010, is approximately $7,300,000. The timing of the recognition of these amounts is dependent upon when GSK submits the specimens for testing. The Company did not recognize any revenue from this agreement in 2006. The Company recognized $330,039 and $622,751 of revenue under this agreement during the three and nine months ended September 30, 2007.

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

Commission Agreement with Hitachi Chemical Co., Ltd.

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

Collaboration Agreement with University of California, San Francisco (“UCSF”)

On July 20, 2007, the Company entered into a research study collaboration agreement with the University of California, San Francisco (“UCSF”) to develop diagnostic tests for pancreatic cancer. Under the terms of this agreement, the Company will fund research performed by and collaborate with UCSF concerning molecular marker profiling and the evaluation of diagnostic assays and test kits. The research program will be carried out through July 20, 2009. As consideration for UCSF’s services, the Company will pay UCSF an amount equal to its expenditures subject to a maximum amount of approximately $147,000. An initial payment of approximately $73,000 was paid upon execution of the collaboration agreement with the balance to be paid upon receipt of all samples and clinical data.

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

Series B Convertible Preferred Stock

In March 2000, the Company issued 1,038,048 shares of Series B Convertible Preferred stock (“Series B Preferred Stock”) with a par value of $0.01 per share at $9.00 per share (gross proceeds of $9,342,432). Each outstanding share of Series B Preferred stock could be converted into one share of common stock. The Series B Preferred stock ranked senior to the common stock and any other issue of preferred stock which did not expressly provide that it ranked senior to the Series B preferred stock as to dividends, liquidation preferences or otherwise. Each outstanding share of Series B Preferred stock was entitled to receive cumulative dividends which accrued upon issuance and were payable at $.90 per annum. The Company had the option to pay the dividend in the form of common stock. Accrued dividends amounted to $6,097,579 and $0 at December 31, 2006 and September 30, 2007, respectively.

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

Reverse Stock Split

On May 1, 2007, the Company’s Board of Directors approved an amendment to the Company’s Certificate of Incorporation to effect a 0.8-for-1 reverse stock split of the Company’s common stock. A majority of shareholders approved the stock split on May 31, 2007, and on June 4, 2007 the amendment to the Certificate of Incorporation was filed, which effected the stock split. All references to shares in the consolidated financial statements and the accompanying notes, including but not limited to the number of shares and per share amounts, unless otherwise noted, have been adjusted to reflect the reverse stock split on a retroactive basis. Previously awarded options to purchase shares of the Company’s common stock have been retroactively adjusted to reflect the stock split. Further, the stock split resulted in an adjustment to the conversion ratio of the Series B Convertible Preferred Stock and Series A Junior Convertible Preferred Stock.

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

9. Stock Option Plan

In March 2000, the Company adopted a Stock Option Plan (the “2000 Plan”) as approved by its board of directors. Under the 2000 Plan, the Company may grant options to acquire up to 1,600,000 shares of

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9. Stock Option Plan  – (continued)

common stock. In connection with the adoption of the 2006 Employee, Director and Consultant Stock Plan, as further discussed below, the Company will grant no additional options under its 2000 Plan under which options to purchase 200,000 shares remained outstanding as of September 30, 2007. Although no more options may be granted under the 2000 Plan, the terms of the 2000 Plan continue to apply to all outstanding options. The Company also granted options to purchase 16,000 shares of common stock to two consultants which were granted under separate agreements outside of the 2000 Plan.

On October 26, 2006, the Board of Directors of the Company approved, and on May 1, 2007, reapproved the adoption of the 2006 Employee, Director and Consultant Stock Plan (the “2006 Stock Plan”). Under this plan, the Company may grant up to a maximum of 2,160,000 options to purchase the Company’s common stock. As of September 30, 2007, there were 1,244,310 options available to grant under the 2006 Stock Plan.

Employee options vest according to the terms of the specific grant and expire 10 years from the date of grant. Non-employee option grants to date vest typically over a 2 to 3 year period. The Company had 1,125,690 options outstanding at a weighted average exercise price of $7.69 at September 30, 2007. There were 619,107 nonvested stock options with a weighted average grant date fair value of $7.00 outstanding at September 30, 2007.

The Company estimated share-based compensation expense for the three and nine months ended September 30, 2007 using the Black-Scholes model with the following weighted average assumptions:

Risk free interest rate	5.03%
Expected dividend yield	—
Expected volatility	77.4%
Expected life (in years)	10

The following table summarizes the stock option activity for the nine months ended September 30, 2007:

	Number of Shares	Weighted Average Exercise Price
Outstanding, December 31, 2006	216,000	$10.69
Granted (Unaudited)	920,690	$7.00
Exercised (Unaudited)	—	$—
Forfeited (Unaudited)	(11,000)	$7.23
Outstanding, September 30, 2007 (Unaudited)	1,125,690	$7.69

The following table provides information for options that were outstanding and exercisable as of September 30, 2007:

	Options Outstanding			Options Exercisable
Exercise Prices	Number	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$11.25	184,000	3.22	$11.25	184,000	$11.25
$7.00	941,690	9.52	7.00	322,583	7.00
	1,125,690	8.49	$7.69	506,583	$8.54

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9. Stock Option Plan  – (continued)

The weighted average exercise prices, remaining contractual lives and aggregate intrinsic value for options granted, exercisable and expected to vest as of September 30, 2007 were as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding	1,125,690	$7.69	8.49	$—
Expected to vest	526,241	$7.00	9.70	$—
Exercisable	506,583	$8.54	7.02	$—

Aggregate intrinsic value excludes those options that are “not-in-the-money” as of September 30, 2007. Awards that are expected to vest take into consideration estimated forfeitures for awards not yet vested.

Information about stock-based compensation included in the results of operations for the three and nine months ended September 30, 2007 and 2006 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Cost of revenue	$—	$58,631	$—	$350,473
General and administrative	(2,037)	275,193	(7,288)	682,221
Research and development	1,001	32,980	6,163	208,095
Totals	$(1,036)	$366,804	$(1,125)	$1,241,599

10. Common Stock Warrants

The Company issues warrants to purchase common shares of the Company either as compensation for services, or as additional incentive for investors who may purchase common stock. The value of warrants issued for compensation is accounted for as a non-cash expense to the Company at the fair value of the warrants issued. The value of warrants issued in conjunction with financing events is recorded as a reduction in paid in capital for common stock issuances. The Company values the warrants at fair value as calculated by using the Black-Scholes option-pricing model.

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

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

10. Common Stock Warrants  – (continued)

The following table summarizes all common stock warrant activity during the nine months ended September 30, 2007:

	Number of Shares	Weighted Average Price
Outstanding, December 31, 2006	—	$—
Granted	100,000	7.70
Exercised	—	—
Cancelled	—	—
Outstanding, September 30, 2007	100,000	$7.70
Exercisable, September 30, 2007	100,000	$7.70

The following table summarizes information about the warrants outstanding at September 30, 2007:

Exercise Price	Warrants Outstanding	Remaining Contractual Life (years)
$7.70	100,000	5.00
	100,000

The Company accounts for its warrants in accordance with Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock” (“EITF 00-19”) which requires warrants to be classified as permanent equity, temporary equity or as assets or liabilities. In general, warrants that either require net-cash settlement or are presumed to require net-cash settlement are recorded as assets and liabilities at fair value and warrants that require settlement in shares are recorded as equity instruments. The Company’s warrants require settlement in shares and are accounted for as permanent equity.

11. Defined Contribution Plan

The Company maintains a defined contribution plan covering substantially all of its employees meeting minimum age and service requirements. Participation in the plan is optional. The Company paid administrative expenses on behalf of the plan amounting to $0 for each of the three and nine month periods ended September 30, 2006 and 2007. At this time, the Company does not provide matching contributions to the defined contribution plan.

12. Related Party Transactions

While employed at USC, Kathleen Danenberg, president, chief executive officer and director, developed and patented (United States Patent 6,248,535; Danenberg, et al., Method For Isolation of RNA From Formalin-Fixed Paraffin-Embedded Tissue Specimens) an extraction method that allowed reliable and consistent isolation of RNA from FFPE suitable for RT-PCR. USC retains ownership of this patent but has exclusively licensed this technology to the Company. In consideration for this license, the Company is obligated to pay royalties to USC, as a percentage of net sales of products or services using the technology, and to meet a certain minimum in royalty payments. Pursuant to USC policy, the inventors of technology owned by the University and then licensed for commercialization are paid a portion of royalties received by the University from the licensed technology. USC therefore pays a portion of royalties received from the Company to Ms. Danenberg in recognition of her invention. Amounts paid to Ms. Danenberg amounted to $5,617 and $19,861 for the three months ended September 30, 2006 and 2007, respectively, and $18,574 and $34,658 for the nine months ended September 30, 2006 and 2007, respectively.

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

13. Segment Information

The Company operates in a single reporting segment, with operating facilities in the United States and the United Kingdom.

The following enterprise wide disclosure was prepared on a basis consistent with the preparation of the financial statements. The following tables contain certain financial information by geographic area:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue:	2006	2007	2006	2007
United States	$800,050	$1,205,039	$1,673,800	$3,277,980
Europe	—	330,039	—	622,751
Japan	1,010,750	703,975	2,144,125	1,454,300
	$1,810,800	$2,239,053	$3,817,925	$5,355,031

All revenues were generated within the United States, and no other country represented more that 10 percent of total revenue.

Long-lived assets:	December 31, 2006	September 30, 2007 (unaudited)
United States	$2,619,955	$2,940,182
United Kingdom	—	1,434,637
	$2,619,955	$4,374,819

14. Subsequent Event

On November 1, 2007 the Company announced plans to make its test for Excision-Repair Cross-Complementing 1 (ERCC-1) gene expression for platin-based chemotherapy resistance available to selected institutions and clinical practice groups in the first quarter of 2008. The test will be offered only through the Company’s CLIA-certified laboratory in California. The initial launch will provide additional information about the clinical utility of ERCC-1 in the treatment of Non-Small Cell Lung Cancer (NSCLC); clinical practice activities such as sample acquisition, logistics, patient and physician communication; and the use of the test in normal clinical practice related to NSCLC.

Previously, the Company had announced the publication of results from a prospective study published in the July 1, 2007 issue of the Journal of Clinical Oncology. The data indicated that high expression of ERCC-1 in patients with advanced NSCLC predicts resistance to platin-based chemotherapy. These findings suggest that the measurement of ERCC-1 levels would play a role in individualizing treatment therapies for certain lung cancer patients. The multi-center, randomized study was designed to determine the overall response rate (complete plus partial responses) of patients with stage IIIb or IV NSCLC to cisplatin-based therapy by determining levels of the biomarker ERCC-1 mRNA in a paraffin-embedded tissue biopsy before administering treatment. The Company believes that this is the first prospective study using a biomarker to predict chemotherapy response in lung cancer. At this time the Company cannot reasonably estimate the expected impact, if any, or that this ERCC-1 test will have on the Company’s liquidity and future realization of revenues.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following discussion of our financial condition and results of operation should be read in conjunction with the financial statements and related notes to the financial statements included elsewhere in this Quarterly Report on Form 10-QSB as of September 30, 2007 and our audited financial statements for the years ended December 31, 2005 and 2006 included in our registration statement on Form SB-2 previously filed with the SEC. This discussion contains forward-looking statements that relate to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward looking statements.

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

Research and development expenses represented 18% and 19% of our total operating expenses for the nine months ended September 30, 2006 and September 30, 2007, respectively, and 17% and 20% for the three months ended September 30, 2006 and September 30, 2007, respectively. Major components of the $1,888,751 in research and development expenses for the nine month period ended September 30, 2007 included supplies and reagents for our research activities, personnel costs, occupancy costs, equipment warranties and service, patent fees and sample procurement costs.

On June 8, 2007 we completed our initial public offering of 3,000,000 shares of our common stock at $7.00 per share. Net proceeds from the initial public offering after deducting underwriting commissions and fees and direct expenses was approximately $17.2 million. Upon the closing of our initial public offering all of our outstanding shares of our preferred stock, including accrued but unpaid dividends, automatically converted into 4,360,467 shares of our common stock and all of our outstanding notes payable, including accrued but unpaid interest, automatically converted into 152,489 shares of our common stock. Both of these conversions were based on the initial public offering price of $7.00.

On July 20, 2007, the Company entered into a research study collaboration agreement with the University of California, San Francisco (“UCSF”) to develop diagnostic tests for pancreatic cancer. Under the terms of this agreement, the Company will fund research performed by and collaborate with UCSF concerning molecular marker profiling and the evaluation of diagnostic assays and test kits. The research program will be carried out through July 20, 2009. As consideration for UCSF’s services, the Company will pay UCSF an amount equal to its expenditures subject to a maximum amount of approximately $147,000. An initial payment of approximately $73,000 was paid upon execution of the collaboration agreement with the balance to be paid upon receipt of all samples and clinical data.

On July 26, 2007, we entered into a commission agreement with Hitachi Chemical Co., Ltd. (“Hitachi”), a leading diagnostics manufacturer in Japan (the “Hitachi Agreement”). Under the terms of this agreement, Hitachi will begin using our proprietary and patented techniques to extract genetic information from formalin-fixed paraffin-embedded (“FFPE”) tissue samples collected in Southeast Asia, Australia and New Zealand. As part of this collaboration agreement, we will provide Hitachi with the technical information and assistance necessary to perform the testing services. Hitachi also plans to introduce the Company to potential new testing services customers in the region to expand the testing of FFPE clinical samples in Asia. The Southeast Asian countries covered under this agreement include Japan, North Korea, South Korea, Taiwan, Mongolia, Pakistan, Bangladesh, Sri Lanka, Nepal, Singapore, Malaysia, Indonesia, Brunei, Thailand, Myanmar, Laos, Cambodia, Vietnam and the Philippines. This Agreement has an initial term expiring on March 31, 2010, with an automatic renewal for one year at the end of the original period under the same terms and conditions. Pursuant to the agreement, Hitachi will receive a percentage of the revenue, as provided in the agreement, collected from the Company's clients in the Territory, for its testing services performed. Hitachi is responsible for expenses related to the cost of laboratory equipment and modification to the laboratory facilities, as well as the cost of reagents. The Company is responsible for costs related to additional laboratory equipment which shall be provided to Hitachi according to a separate equipment lease agreement.

On August 24, 2007, the board of directors increased the size of the board to six members and elected Gary Nusbaum to the board as a director of the Company. The board also determined that Mr. Nusbaum is an “independent director” pursuant to the requirements for memberships established by NASD Market place Rule 4350(c)(4). The Company filed a Form 8-k on September 6, 2007 reporting this event.

On November 1, 2007 we announced plans to make our test for Excision-Repair Cross-Complementing 1 (ERCC-1) gene expression for platin-based chemotherapy resistance available to selected institutions and clinical practice groups in the first quarter of 2008. The test will be offered only through our CLIA-certified laboratory in California. The initial launch will provide additional information about the clinical utility of ERCC-1 in the treatment of Non-Small Cell Lung Cancer (NSCLC); clinical practice activities such as sample acquisition, logistics, patient and physician communication; and the use of the test in normal clinical practice related to NSCLC.

Previously, we had announced the publication of results from a prospective study published in the July 1, 2007 issue of the Journal of Clinical Oncology. The data indicated that high expression of ERCC-1 in patients with advanced NSCLC predicts resistance to platin-based chemotherapy. These findings suggest that the measurement of ERCC-1 levels would play a role in individualizing treatment therapies for certain lung cancer patients. The multi-center, randomized study was designed to determine the overall response rate (complete plus partial responses) of patients with stage IIIb or IV NSCLC to cisplatin-based therapy by determining levels of the biomarker ERCC-1 mRNA in a paraffin-embedded tissue biopsy before administering treatment. We believe that this is the first prospective study using a biomarker to predict chemotherapy response in lung cancer. At this time we cannot reasonably estimate the expected impact, if any, or that our ERCC-1 test will have on our liquidity and future realization of revenues.

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

License Fees

We have licensed technology for the extraction of RNA and DNA from FFPE tumor specimens from USC in exchange for royalty fees on revenue generated by use of this technology. These royalties are calculated as a fixed percentage of revenue that we generate from use of the technology licensed from USC. Total license fees due under the royalty agreement to USC were $110,078 and $89,359 in the nine month period ended September 30, 2006 and September 30, 2007, respectively, and $50,449 and $42,413 for the three months ended September 30, 2006 and 2007, respectively. We also maintain a non-exclusive license to use Roche’s polymerase chain reaction (PCR), homogenous PCR, and reverse transcription PCR processes. We pay Roche a fixed percentage royalty fee for revenue that we generate through use of this technology. Royalties due under this agreement totaled $148,605 and $122,468 in the nine month period ended September 30, 2006 and September 30, 2007, respectively, and $68,106 and $58,064 for the three months ended September 30, 2006 and 2007, respectively. These royalties are recorded as a component of cost of revenues in the statements of operations. We are subject to potentially significant variations in royalties recorded in any period. While the amount paid is based on a fixed percentage pursuant to terms set forth in the agreements with USC and Roche, the amount due is calculated based on the revenue we recognize using the respective licensed technology. As discussed above, this revenue can vary from period to period as it is dependent on the timing of the specimens submitted by our clients for testing.

Accounts Receivable

We invoice clients as specimens are processed and any other contractual obligations are met. Our contracts with clients typically require payment within 45 days of the date of invoice. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our clients to make required payments. We specifically analyze accounts receivable and historical bad debts, client credit, current economic trends and changes in client payment trends when evaluating the adequacy of the allowance for doubtful accounts. Account balances are charged-off against the allowance when it is probable the receivable will not be recovered. To date, our clients have primarily been large pharmaceutical companies. As a result, bad debts to date have been minimal.

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

Results of Operations

Three Months Ended September 30, 2007 and September 30, 2006

Revenues.  Revenues were $2,239,053 for the three months ended September 30, 2007, as compared to $1,810,800 for the comparable period in 2006, an increase of $428,253, or 24%. This growth was generated by revenue from our existing pharmaceutical company contracts and the initiation of fluorescent in situ hybridization, immunohistochemistry (or IHC) and bioinformatics services by us that commenced in the first quarter of 2007.

Revenue from fluorescent in situ hybridization, IHC and bioinformatics services provided by us totaled $13,188, $162,594 and $276,000, respectively, for the three month period ended September 30, 2007. For the three months ended September 30, 2007, two of our clients, GSK and Taiho, accounted for approximately 61% of our revenue, as compared to approximately 92% of our revenue for the three months ended September 30, 2006.

Cost of revenues.  Cost of revenues for the three month period ended September 30, 2007 was $910,090 as compared to $643,772 for the three month period ended September 30, 2006, an increase of $266,318 or 41.4%. The increase primarily resulted from an increased volume of work from our contracted customers, initiation of fluorescent in situ hybridization and IHC services, and Bioinformatics costs. These increased costs were primarily associated with increased cost of revenue associated with our fluorescent in situ hybridization, IHC, and Bioinformatics services totaling $201,878. There was no cost associated with these activities for the three months ended September 30, 2006. In addition, equipment related costs increased $32,537, and stock-based compensation increased $58,631.

Research and Development Expenses.  Research and development expenses were $651,536 for the three months ended September 30, 2007, as compared to $267,095 for the three month period ended September 30, 2006, an increase of $384,441 or 144%. This increase resulted primarily an increase in patent costs of $339,309, and $73,329 in expense associated with a new academic research collaboration, offset by a reduction in reagent costs and supplies of $30,027. We expect research and development expenses to increase as we work to develop additional aspects of our technology and to study diagnostic indicators for various forms of cancer.

General and Administrative Expenses.  General and administrative expenses totaled $1,777,617 for the three months ended September 30, 2007, as compared to $656,997 for the comparable period in 2006, an increase of $1,120,620. This increase resulted primarily from an increase of $216,054 in personnel costs as we added staff to support our growth, an increase in travel and business related expense associated with our business development activities and public offering of $121,806, an increase in legal fees of $187,664 related to our business development activities. Additionally, stock-based compensation of $275,193, and $460,494 in expenses associated with starting up our new laboratory in Scotland added to our general and administrative expenses which were not part of our costs in 2006.

Interest Income.  Interest income was $216,933 for the three months ended September 30, 2007, compared with $37,076 for the same period in 2006. This $179,857 increase was due to higher average cash balances and higher rates of return during the three months ended September 30, 2007.

Interest Expense.  Interest expense was $98 for the three month period ended September 30, 2007 and $14,069 for the same period in the preceding year. This expense consists largely of a fixed amount on a loan from founders of our company. This loan and related accrued interest were converted into common stock of the Company upon the consummation of our recent initial public offering, reducing the amount of interest expense incurred by the Company during the three month period ending September 30, 2007.

Income Taxes

As of December 31, 2006, we had net operating loss carryforwards for federal and state income tax purposes of $6,259,699 and $2,170,528, respectively. If not utilized, the federal net operating loss and tax credit carryforwards will expire beginning in 2020. Utilization of net operating loss and credit carryforwards may be subject to a substantial annual limitation due to restrictions contained in the Internal Revenue Code that are applicable if we experience an “ownership change” that may occur, for example, as a result of this offering being aggregated with certain other sales of our stock before or after this offering. If not utilized, the state net operating loss carryforward will expire beginning in 2010. The annual limitation may result in the expiration of our net operating loss and tax credit carryforwards before they can be used.

As of December 31, 2006, a full valuation allowance had been recorded for the deferred tax assets since we do not believe the recoverability of the deferred income tax assets in the near future is more likely then not. Accordingly, an income tax provision/benefit has not been recognized during the three and nine month periods ended September 30, 2006 and 2007.

Nine Months Ended September 30, 2007 and September 30, 2006

Revenues.  Revenues were $5,355,031 for the nine months ended September 30, 2007, as compared to $3,817,925 for the comparable period in 2006, an increase of $1,537,106, or 40%. This growth was generated by revenue from our existing pharmaceutical company contracts and the initiation of fluorescent in situ hybridization, immunohistochemistry (or IHC) and bioinformatics services by us that commenced in the first quarter of 2007. Revenue from fluorescent in situ hybridization, IHC and bioinformatics services provided by us totaled $373,630, $375,119 and $867,000, respectively, for the nine month period ended September 30, 2007. For the nine months ended September 30, 2007, two of our clients, GSK and Taiho, accounted for approximately 69% of our revenue, as compared to approximately 80% of our revenue for the nine months ended September 30, 2006.

Cost of Revenues.  Cost of revenues for the nine month period ended September 30, 2007 were $2,916,242 as compared to $1,621,902 for the nine month period ended September 30, 2006, an increase of $1,294,340 or 79.8%. The increase resulted from increased volume of work from our various clients and costs associated with processing FISH and IHC assays. The primary components of these increased costs include a $582,107 increase in costs associated with fluorescent in situ hybridization and immunohistochemistry services, expense associated with the issuance of stock options to employees and consultants to total $327,289, $51,889 in equipment and software related costs, $157,153 in expense for laboratory reagents and supplies and $97,595 in expenses associated with bioinformatics.

Research and Development Expenses.  Research and development expenses were $1,888,751 for the nine month period ending September 30, 2007, as compared to $862,797 for the same period in 2006, an increase of $1,025,954 or 119%. This increase resulted primarily from share-based compensation related to stock options issued to employees and consultants of $175,925, an increase of $71,880, in equipment related expenses, an increase in patent costs of $519,835, an increase in personnel expenses and consulting fees of

$138,345, and expense associated with an academic research collaboration of $73,329. We expect research and development expenses to increase as we work to develop additional aspects of our technology and to study diagnostic indicators for various forms of cancer.

General and Administrative Expenses.  General and administrative expenses totaled $4,965,499 for the nine month period ended September 30, 2007, as compared to $2,234,382 for the comparable period in 2006, an increase of $2,731,117 or 122%. This increase resulted primarily from $1,029,968 in expenses incurred to establish our laboratory in Scotland which was not part of our costs in 2006, an increase in audit and accounting fees of $152,101 associated with our various business efforts and preparation for becoming a public company, and share-based compensation expense of $705,455 related to stock options granted to our employees which was not part of our costs in 2006. In addition, excluding a one time bonus paid to our CEO in the three months ended March 31, 2006 of $403,700, our general and administrative personnel costs increased $514,496 as we added additional staff to support our growth. Our travel and business expenses increased $387,104 based on our international business development efforts and initital public offering. We expect general and administrative expenses to increase as a result of the need to hire additional administrative personnel and due to higher legal, accounting, compliance and related expenses associated with being a public company.

Interest Income.  Interest income was $325,264 for the nine month period ended September 30, 2007, compared with $112,294 for the same period in 2006. This $212,970 increase was due to higher average cash balances and higher rates of return during the period ending September 30, 2007.

Interest Expense.  Interest expense was $26,854 for the nine month period ended September 30, 2007 and $43,947 for the same period in the preceding year. This expense consists largely of a fixed amount on notes payable from our stockholders. The accrued interest related to these notes payable was converted into shares of our common stock upon the closing of our recent public offering. Refer to Liquidity and Capital Resources below for further discussion regarding this matter.

Other Income.  During the nine months ended September 30, 2006, the Company entered into an agreement with a client to provide certain testing services. In order to perform such testing services within the timeframe required by the client, which was by no later than June 30, 2006, the Company was required to purchase additional laboratory equipment totaling $179,000 which was reimbursed by the client pursuant to the terms of the agreement. This equipment was used to perform the services pursuant to this agreement and will continue to be used by the Company in its on-going operations over the useful life of the equipment which is estimated to be five years. Upon the purchase of the equipment, the Company recorded the $179,000 reimbursement of the equipment purchase, which is non-recurring in nature, as other non-operating income during the three months ended March 31, 2006.

Income Taxes

As of September 30, 2007 and 2006, a full valuation allowance has been recorded for the deferred tax assets since we do not believe the recoverability of the deferred income tax assets in the near future is more likely then not. Accordingly, an income tax provision/benefit has not been recognized during the nine months ended September 30, 2007 and 2006.

Liquidity and Capital Resources

Although we were profitable for the year ended December 31, 2005, we incurred net losses of $1,357,643 and $4,141,351 during the year ended December 31, 2006 and the nine months ended September 30, 2007, respectively. Since our inception in September 1999, we have incurred cumulative losses and as of September 30, 2007, we had an accumulated deficit of $19,408,635. We expect that our research and development, and general and administrative expenses will continue to increase and, as a result, we will need to generate significant revenues to achieve and maintain profitability.

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

agreement, we will provide GSK with testing services as described in individual protocols and GSK will pay us for such services based on the pricing schedule established for each particular protocol. GSK is obligated to make minimum annual payments to us under the agreement and also was obligated to make a non-refundable upfront payment to us, to be credited against, of which $600,000 was recognized in 2006 work undertaken pursuant to the agreement. In January 2006, we received an upfront payment of $2 million. The contract also provides for minimum annual assay testing requirements over a three year period ending January 2009. The minimum amount of revenue to be recognized during the term, which will expire in January 2009, will be $6,500,000. The timing of the recognition of these amounts is dependent upon when GSK submits the specimens for testing. During the year ended December 31, 2006 and the nine months ended September 30, 2007, we recognized $2,374,800 and $2,251,148, respectively, of revenue under this agreement.
•	In December 2006, we entered into an agreement with GSK Bio pursuant to which we will provide testing services, principally in relation to profiling the expression of various genes from a range of human cancers. We will conduct the testing services on tissue specimens provided by GSK Bio. The agreement required that GSK Bio make an upfront payment of $2,620,000 which was received by us in December 2006. The agreement further specifies that GSK Bio will pay annual minimum payments in 2007, 2008 and 2009 and that the upfront payment made in December 2006 will be credited against the annual minimum payments in 2007 and 2008. The agreement also provides that any differences between the annual minimum payments made in 2007, 2008 or 2009 and the amounts due to us for testing services performed on specimens submitted by GSK Bio during the three years ended December 31, 2009 be credited towards services performed during the year ending December 31, 2010, the final year of the agreement. The minimum amount of revenue to be recognized during the term of this contract, which will expire in December 2010, is approximately $7,300,000. The timing of the recognition of these amounts is dependent upon when GSK submits the specimens for testing. We recognized $622,751 of revenue under this agreement during the nine months ended September 30, 2007.
•	In July, 2007 we entered into a commission agreement with Hitachi and a collaboration agreement with UCSF. At this time, we cannot reasonably estimate the expected impact, if any, or that these agreements will have on our liquidity and future realization of revenues.

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

We lease office and laboratory space for our location in Los Angeles under noncancelable operating leases that expire through March 2010. Rent expense was $197,251 and $226,215 for the nine month period ended September 30, 2006 and 2007, respectively, and $76,422 and $75,405 for the three months ended September 30, 2006 and 2007, respectively. Future minimum lease payments aggregate approximately $1,629,082 over the next five years ending December 31, 2010. Additionally, in 2007, the Company entered into an agreement to lease office and laboratory space for our operations in Scotland. This is an operating lease which expires in March, 2010. Rent expense for our Scotland facility was $215,663 for the nine month period ended September 30, 2007.

Comparison of Nine Months Ended September 30, 2007 and 2006

As of September 30, 2007, we had $17,868,827 in cash and cash equivalents, working capital of $14,398,235 and an accumulated deficit of $19,408,635.

Cash flows provided by operating activities

Net cash used in operations was $2,517,557 for the nine months ended September 30, 2007 compared to net cash provided of $1,314,155 for the nine months ended September 30, 2006. This decrease in cash provided by operating activities of $3,831,712 was primarily attributable to a $885,463 decrease in deferred revenue, decreased net profit of approximately $2,244,000, excluding non-cash share-based compensation, decrease in accounts payable and accrued liabilities of approximately $640,171. The decrease in deferred revenue is directly attributable to the timing during which we enter into certain agreements. As further discussed in Note 7 to the accompanying unaudited consolidated financial statements, we entered into an agreement with GSK resulting in a $2 million upfront, non-refundable payment to the Company in January 2006, which was recorded as deferred revenue upon receipt. Additionally, we entered into an agreement with GSK Bio in December, 2006 which resulted in monthly payments from GSK Bio in the amount of EUROS 153,922 which is recorded as deferred revenue upon receipt. No such agreements was entered into during the nine months ended September 30, 2007.

Cash flows used in investing activities

Net cash used in investing activities was $1,754,864 for the nine months ended September 30, 2007 and $908,503 for the nine months ended September 30, 2006. This increase in the use of cash of $846,361 was primarily attributable to the increased purchase of laboratory equipment in connection with establishing the testing facility in the UK. Laboratory equipment purchased included additional microarray capability, fluorescent in situ hybridization equipment and robotic polymerase chain reaction equipment.

Cash flows used in financing activities

Net cash provided by financing activities increased $17,198,555, as a result of our initial public offering which was completed on June 8, 2007.

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

Item 3. Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Under the supervision, and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures were effective such that the material information required to be filed in this report is recorded, processed, summarized and reported within the required time periods specified in the SEC rules and forms. This conclusion was based on the fact that the business operations to date have been limited and our Principal Executive Officer and Principal Financial Officer have had complete access to all records and financial information and have availed themselves of such access to ensure full disclosure. As the Company’s business continues to expand, a more definitive plan relating to maintaining effective disclosure controls will be implemented. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. Potential investors should be aware that the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any system of controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently aware of any pending or threatened legal proceedings to which we are or would be a party or any proceedings being contemplated by governmental authorities against us, or any of our executive officers or directors relating to their services on our behalf.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There have been no sales of unregistered equity securities.

On June 8, 2007 we completed our initial public offering of 3,000,000 shares of our common stock at $7.00 per share. Net proceeds from the initial public offering after deducting underwriting commissions and fees but before expenses were $18,950,000. On closing of our initial public offering all of our outstanding shares of our preferred stock, including accrued but unpaid dividends, automatically converted into 4,360,467 shares of our common stock and all of our outstanding notes payable, including accrued but unpaid interest, automatically converted into 152,489 shares of our common stock. Both of these conversions were based on the initial public offering price of $7.00.

Item 3. Defaults Upon Senior Securities

During the nine months ended September 30, 2007 we were not in default of any of our indebtedness.

Item 4. Submission of Matters to a Vote of Security Holders

During the nine months ended September 30, 2007 we did not submit any matters to a vote of our security holders.

Item 5. Other Information.

None

Item 6. Exhibits

(A)	Exhibits. Exhibits included or incorporated by reference herein: See exhibit index below.

Exhibit No.	Description of Exhibit
10.1	Commission Agreement by and between Hitachi Chemical Co., LTD. and the Company
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Response Genetics, Inc.

November 14, 2007	/s/ Kathleen Danenberg
Date	Kathleen Danenberg President and Chief Executive Officer
November 14, 2007	/s/ Thomas Stankovich
Date	Thomas Stankovich Vice President and Chief Financial Officer