Form 10KSB/A
period 2007-12-31
RESPONSE GENETICS INC
filed 2008-04-29
CIK 1124608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB
(Amendment No. 1)

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of March 28, 2008 was $23,141,340.

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

_______________

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☑

EXPLANATORY NOTE

The purpose of this amendment is to revise certain portions of the information required by Part II and Part III of Form 10-KSB, as was included in our Form 10-KSB for our fiscal year ended December 31, 2007, as originally filed with the Securities and Exchange Commission on March 31, 2008.

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

	2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Stock price - High	n/a	$7.14	$6.95	$5.22
Stock price - Low	n/a	$6.95	$3.26	$2.99

Stockholders

As of March 28, 2008, there were approximately 54 stockholders of record of the 10,239,276 outstanding shares of Common Stock.

Dividends

The Company has not paid dividends to its stockholders since its inception and does not plan to pay cash dividends in the foreseeable future. The Company currently intends to retain earnings, if any, to finance the growth of the Company.

Use of Proceeds from Registered Securities; Recent sales of Unregistered Securities

On June 8, 2007 we completed our initial public offering of 3,000,000 shares of our common stock at $7.00 per share. The managing underwriter of our initial public offering was Maxim Group LLC. Net proceeds from the initial public offering after deducting underwriting commissions and fees but before expenses were $18,950,000. On closing of our initial public offering all of our outstanding shares of our preferred stock, including accrued but unpaid dividends, automatically converted into 4,360,467 shares of our common stock and all of our outstanding notes payable, including accrued but unpaid interest, automatically converted into 152,489 shares of our common stock. Both of these conversions were based on the initial public offering price of $7.00.

We expect to use the proceeds from our initial public offering for research and development, business expansion, and working capital and other general purposes. Pending such use, the net proceeds from the offering have been invested in interest-bearing money market accounts. None of the net proceeds from the offering were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10% or more of any class of our equity securities or to any other affiliate, other than in the form of wages or salaries, fees and bonuses paid out in the ordinary course of business. We will retain broad discretion over the use of the net proceeds received from our initial public offering. The timing and amount of our actual expenditures may vary significantly depending on a number of factors, including the successful early clinical development of our lead product candidates, cash flows from operations and the anticipated growth of our business. We have incurred the following costs as they relate to our use of proceeds including research and development costs of $1,217,829, business expansion costs primarily related to the set up and operation of our European lab of $2,698,927, and $298,974 of cost to establish investor relations and public relations activities necessary for a public company.

There were no sales of unregistered equity securities by the Company in the period covered by this annual report.

Purchases of Equity Securities

The Company made no purchases of its equity securities in the period covered by this annual report.

Item 8A(T). Controls and Procedures.

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report on Form 10-KSB, have concluded that, based on such evaluation, our disclosure controls and procedures were adequate and effective. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation of the Company’s registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

Part III

Item 10. Executive Compensation.

The following summary compensation table sets forth summary information as to compensation earned during the year ended December 31, 2007 by our Chief Executive Officer, Chief Financial Officer, Chief Operating Officer and General Counsel.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($) (1)	Stock Options ($) (2)	All Other Compensation	Total ($)

Kathleen Danenberg, President and CEO	2007	$350,000		$175,000	$689,836	$114,673(3)	$1,329,509
	2006	$354,000		$903,700	$-	$-	$1,257,700
Thomas Stankovich, Vice President, Chief Financial Officer and Secretary	2007	$220,000		$80,000	$44,387	$-	$344,387
James Clark, Vice President, Chief Operating Officer	2007	$237,600	(4)	$80,000	$44,314	$-	$361,914
Denise McNairn, Vice President, General Counsel	2007	$225,000		$80,000	$44,576	$-	$349,576

(1)	All bonuses for 2007 were awarded on February 12, 2008 and paid on February 19, 2008.
(2)
Represents the compensation expense related to outstanding stock options we recognized for the year ended December 31, 2007 under Statement of Financial Accounting Standards 123R to our named executive officers. Assumptions used in the calculation of these amounts are included in Note 11 to our financial statements for the year ended December 31, 2007.

(3)
“All Other Compensation” includes (i) a car allowance of $12,000 and a personal expense allowance of $12,000; (ii) reimbursement of clothing expenses in an amount of $86,622; and (iii) miscellaneous personal services of $4,051.

(4)	Mr. Clark’s salary was paid in pounds sterling and was then converted to US dollars at an exchange rate of $1.98 per pound sterling.

The Danenberg Employment Agreement

We entered into an employment agreement with Ms. Danenberg on December 11, 2000. This previous agreement was superseded by a new employment agreement, which we entered into as of October 26, 2006, as amended on December 14, 2006 and on May 29, 2007, for the position of President and Chief Executive Officer. The agreement has an initial term of three years, with automatic one-year renewal terms thereafter. Ms. Danenberg is to receive an initial base salary of $350,000 per year, subject to annual adjustments at the discretion of the Board. Ms. Danenberg also is eligible to earn a minimum of 40% of her base salary as an annual bonus based upon our meeting certain performance targets and her meeting personal objectives as determined by our board of directors.

We granted Ms. Danenberg non-qualified stock option under the 2006 Stock Plan, in an amount equal to 3% of the number of shares of our common stock outstanding on October 26, 2006 on a fully diluted basis or 212,577 options at an exercise price equal to $7.00, which was the initial public offering price of our common stock (the "IPO Price"). One third of these options vested immediately upon the issuance of the options and the remainder shall vest in two equal installments on the first and second anniversaries of the date of Ms. Danenberg’s employment agreement (October 26, 2006). The options will vest immediately upon a change in control. Ms. Danenberg will be eligible for future option grants as approved by our board of directors. We will provide Ms. Danenberg with a monthly allowance of $1,000 to cover miscellaneous business expenses and a $1,000 monthly automobile allowance. We agreed to cover up to $10,000 of Ms. Danenberg’s legal fees incurred in the negotiation of her employment arrangements.

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

We granted Mr. Stankovich a non-qualified stock option under the 2006 Stock Plan, in an amount equal to 1% of the number of shares of our common stock outstanding on November 27, 2006, on a fully diluted basis, or 70,976 options, at an exercise price equal to the IPO Price. The shares vest in equal annual amounts over a four-year period, beginning on the first anniversary of the initial grant date. The options will vest immediately upon a change in control. Mr. Stankovich will be eligible for additional option grants as approved by our board of directors. In the event that a change in control occurs within the first year of Mr. Stankovich’s employment, and regardless of whether he is terminated, we are obligated to give him a cash payment equal to six months salary at his base salary rate at the time of change in control, as defined in the employment agreement. In the event that a change in control occurs within the second or third years of his employment, regardless of whether he is terminated, we are obligated to give him a cash payment equal to nine months salary at his base salary rate at the time of the change in control. In the event that Mr. Stankovich’s employment is terminated without cause or he resigns for good reason as defined under the agreement, during the first year of his employment, we are obligated to pay him severance equal to six months salary at his base salary rate at the time of termination. In the event that Mr. Stankovich’s employment is terminated without cause or he resigns for good reason within the second or third years of his employment, we are obligated to pay him severance equal to nine months salary at his base salary rate at the time of termination. In the event of Mr. Stankovich’s termination without cause, the portion of his options that are vested as of the date of his termination shall be exercisable for one year from the date of his termination. The employment agreement also places certain confidentiality, assignment of inventions and non-solicitation obligations on Mr. Stankovich.

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

Outstanding Equity Awards at 2007 Fiscal Year-End

Name and Principal Position	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Kathleen Danenberg President and CEO	6/4/07	141,718	70,859	7.00	6/4/17
Thomas Stankovich, Chief Financial Officer	6/4/07	-	70,976	7.00	6/4/17
James Clark, Chief Operating Officer	6/4/07	-	70,859	7.00	6/4/17
Denise McNairn, General Counsel	6/4/07	-	71,278	7.00	6/4/17

We granted Ms. Danenberg non-qualified stock option under the 2006 Stock Plan, in an amount equal to 3% of the number of shares of our common stock outstanding on October 26, 2006 on a fully diluted basis or 212,577 options at an exercise price equal to the initial public offering price of our common stock. One third of Ms. Danenberg’s options vested immediately upon the issuance of the options and the remainder shall vest in two equal installments on the first and second anniversaries of the date of Ms. Danenberg’s employment agreement (October 26, 2006). The options will vest immediately upon a change in control.

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

Director Compensation

The table shows the compensation provided to our directors in 2007.

Name	Fees earned or paid in cash ($) (a)	Option awards ($) (b)	Total ($)

Hubertus Spierings	13,000	7,161	20,161

Gary Nusbaum	12,500	2,720	15,220

(a) A full description of all fees paid to our directors is provided below. The cash portion of fees paid represent: 100% of the annual retainer and 100% of the committee meeting fees described below.
(b) Represents the compensation expense related to outstanding stock options we recognized for the year ended December 31, 2007 under Statement of Financial Accounting Standards 123R to our directors. Assumptions used in the calculation of these amounts are included in Note 11 to our financial statements for the year ended December 31, 2007.

None of Mr. Smith, Mr. Serruya or Dr. DeMeester received compensation for serving as our directors in 2007.

We paid Mr. Spierings and Mr. Nusbaum an annual retainer of $12,000 for their services on the board of directors. In addition, Mr. Spierings and Nusbaum received $500 for participating in each audit committee meeting. We also granted Mr. Spierings a non-qualified option to purchase 11,500 shares of common stock at an exercise price equal to $7.00, the initial public offering price, which begins vesting immediately upon the issuance and vests quarterly over a four year period. Mr. Nusbaum was granted a non-qualified option to purchase 11,500 shares of common stock at an exercise price equal to the exercise price of $4.29, which begins vesting immediately upon the issuance and vests quarterly over a four year period.

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

•  All members of the audit committee of the board of directors also will receive a payment of $500 for each audit committee meeting attended.

•  All directors will be reimbursed for reasonable expenses related to or in connection with each director’s service on our board of directors.

On February 12, 2008, the Compensation Committee of the Board of Directors revised and adopted a director compensation policy. Under the terms of this policy, all new directors, upon commencement of their service on the board and all current directors, beginning with fiscal year 2008 will receive the following:

•  An annual retainer of $20,000 to be paid quarterly in arrears on the last day of the quarter.

•  On the date of the annual stockholders meeting each year an option to purchase 11,500 shares of the Company’s common stock at an exercise price equal to the fair market value of the Company’s common stock on the date of grant; vesting quarterly over a four-year period. Continued vesting of the options subject to continued service on the board of directors. If no such meeting shall occur before June 30 of the applicable year, then such option grant shall be made by unanimous written consent dated June 30 of that year.

•  For each newly appointed director, the first option grant to purchase 11,500 shares of the Company’s common stock will be made on date of appointment, whether or not that date corresponds with the date of the annual stockholders meeting at an exercise price equal to the fair market value of the Company’s common stock on the date of grant and with all other terms as set forth above. If the date of appointment does not correspond with the date of the annual stockholders meeting, the first annual grant to be made to the new director thereafter will be pro rated in order to provide the newly appointed director with an option to purchase 11,500 shares each year.

•  All members of the audit committee, the compensation committee and the nominating and governance committee of the board of directors also will receive a payment of $500 for each meeting of the respective committee attended, either in person or telephonically.

•  The Chairman of each of the committees of the board of directors will receive a payment of $750 for each meeting of the committee meetings attended, either in person or telephonically.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock by:

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

The number of shares of common stock and the percentage of common stock beneficially owned based on a total of 10,239,276 shares of common stock outstanding on April 28, 2008 and includes shares of common stock issuable within 60 days of April 28, 2008.

Except as indicated in the footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them, based on information provided to us by such stockholders.

Beneficial Owner	Number of Shares Beneficially Owned(1)	Percentage of Shares Beneficially Owned

Directors and Executive Officers
David M. Smith (2)	1,922,393	18.77%
Mike Serruya (3)	1,732,595	16.92%
Kathleen Danenberg 43)	567,826	5.47%
Tom DeMeester, MD	372,845	3.64%
Hubertus Spierings (5)	3,594	*
Gary Nusbaum (6)	2,875	*
John Ferrara (7)	-	-
Thomas Stankovich (8)	17,744	*
James Clark (9)	17,714	*

Denise McNairn (10)	17,819	*
All current executive officers and directors as a group (10 persons)	4,655,405	44.59%
5% or more stockholders
Susan Smith (11)	1,922,393	18.77%
Clara Serruya (12)	1,732,595	16.92%
Samuel Serruya (13)	1,732,595	16.92%
AWM Investment Co., Inc. (14)	798,638	7.80%
WSV Management LLC (15)	514,440	5.02%
____________________
* Indicates ownership of less than 1%.
(1) Except as otherwise set forth, the address of the beneficial owners is c/o Response Genetics, Inc., 1640 Marengo Street, 6th Floor, Los Angeles, CA 90033
(2) Includes 536,164 shares of common stock owned by his mother, Susan Smith, as to which Mr. Smith disclaims beneficial ownership.
(3) Includes 3,939 shares of common stock owned by Mr. Serruya, 864,328 shares of common stock owned by his father, Samuel Serruya, as to which Mr. Serruya disclaims beneficial ownership, 864,328 shares of common stock owned by his mother, Clara Serruya, as to which Mr. Serruya disclaims beneficial ownership.
(4) Includes of 426,108 shares of common stock jointly owned by Ms. Danenberg and her husband, Peter Danenberg. Includes 141,718 shares of common stock issuable upon the exercise of options within 60 days of April 28, 2008. Does not include 70,859 shares of common stock issuable upon the exercise of options, none of which are exercisable within 60 days of April 28, 2008.
(5) Includes 3,594 shares of common stock issuable upon the exercise of options within 60 days of April 28, 2008. Does not include 7,906 shares of common stock issuable upon the exercise of options, none of which are exercisable within 60 days of April 28, 2008.
(6) Includes 2,875 shares of common stock issuable upon the exercise of options within 60 days of April 28, 2008. Does not include 8,625 shares of common stock issuable upon the exercise of options, none of which are exercisable within 60 days of April 28, 2008
(7) Does not include 11,500 shares of common stock issuable upon the exercise of options, none of which are exercisable within 60 days of April 28, 2008.
(8) Includes 17,744 shares of common stock issuable upon the exercise of options within 60 days of April 28, 2008. Does not include 53,232 shares of common stock issuable upon the exercise of options, none of which are exercisable within 60 days of April 28, 2008.
(9) Includes 17,714 shares of common stock issuable upon the exercise of options within 60 days of April 28, 2008. Does not include 53,145 shares of common stock issuable upon the exercise of options, none of which are exercisable within 60 days of April 28, 2008.
(10) Includes 17,819 shares of common stock issuable upon the exercise of options within 60 days of April 28, 2008. Does not include 53,459 shares of common stock issuable upon the exercise of options, none of which are exercisable within 60 days of April 28, 2008.
(11) Includes 1,386,229 shares of common stock owned by her son, David M. Smith, as to which Mrs. Smith disclaims beneficial ownership.
(12) Includes 864,328 shares of common stock owned by her husband, Samuel Serruya, as to which Mrs. Serruya disclaims beneficial ownership and 3,939 shares of common stock her son, Michael Serruya, as to which Mrs. Serruya disclaims beneficial ownership.
(13) Includes 864,328 shares of common stock owned by his wife, Clara Serruya, as to which Mr. Serruya disclaims beneficial ownership and 3,939 shares of common stock owned by his son, Michael Serruya, as to which Mr. Serruya disclaims beneficial ownership.
(14) According to a Schedule 13G filed by AWM Investment Co. Austin W. Marxe and David M. Greenhouse have shared power to vote and dispose of or direct the disposition of 798,638 common shares. The principal address for AWM Investment Co. is 527 Madison Ave. #2600, New York, NY 10022.
(14) According to a Schedule 13G filed by WSV Management, LLC, WSV Management, LLC, WS Ventures Management. L.P., Reid S. Walker, G. Stacy Walker, and Patrick P. Walker have shared power to vote and dispose of or direct the disposition of 798,638 common shares. The principal address for WSV Management, LLC is 300 Crescent Court # 1100, Dallas, TX 75201.

Securities Authorized For Issuance Under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,144,190	$7.57	1,183,810
Equity compensation plans not approved by security holders	16,000	$11.25	—
Total	1,160,190	$7.62	1,183,810

The Company also granted options to purchase 16,000 shares of common stock to two consultants, which were granted under separate agreements outside of the Company’s 2000 Stock Plan (which was terminated) or its 2006 Employee, Director and Consultant Stock Plan. All of these options are fully vested. All of these options have an exercise price of $11.25 per share and expire in January, 2011.

Item 13. Exhibits.

3.1*	Amended and Restated Certificate of Incorporation, as amended.
3.2*	Restated Bylaws of the Company.
4.1*	Warrant to purchase common stock issued to Maxim Group LLC and its designees.
4.2*	Form of Common Stock Certificate.
10.1*†	Master Agreement for the Supply of Laboratory Test Services by and between SmithKline Beecham Corporation (d.b.a. GlaxoSmithKline) and the Company, dated as of January 17, 2006.
10.2*†	Master Agreement for the Supply of Laboratory Services by and between GlaxoSmithKline Biologicals and the Company, dated as of December 1, 2006.
10.3*†	Services Agreement by and between Taiho Pharmaceutical Co., Ltd. And the Company, dated as of July 30, 2000.
10.4*†	License Agreement by and between Roche Molecular Systems, Inc. and the Company, dated as of November 23, 2004.
10.5*†	Patent License Agreement by and between Roche Molecular Systems Inc. and the Company, dated as of November 16, 2004.
10.6*†	Service Provider Agreement by and between Affymetrix, Inc. and the Company, dated as of September 29, 2006.
10.7*†	Option and License Agreement by and between the University of Southern California and the Company, as amended, dated as of April 19, 2000.
10.8*†	Agreement by and between Applied Biosystems and the Company, dated December 29, 2005.
10.9*#	Employment Agreement by and between James Clark and the Company, dated as of October 26, 2006.
10.10*#	Employment Agreement by and between Thomas Stankovich and the Company, dated as of October 25, 2006, as amended on May 29, 2007.
10.11*#	Employment Agreement by and between Kathleen Danenberg and the Company, dated as of October 26, 2006, as amended on December 14, 2006, and on May 29, 2007.
10.12*#	Employment Agreement by and between Denise McNairn and the Company, dated as of February 20, 2007, as amended on May 29, 2007.
10.13*#	Response Genetics, Inc. 2006 Employee, Director and Consultant Stock Plan.
10.14*	Office Lease by and between Health Research Association and the Company, dated effective as of January 25, 2005.
10.15*†	Collaboration Agreement by and between the Company and Shanghai Biochip Company, Ltd., dated as of March 5, 2007
10.16*	Lease Agreement by and between the Company and the University Court of the University of Edinburgh, dated as of March 15, 2007.
10.17*#	Executive Officer Form of Incentive Stock Option Agreement.
10.18*#	Executive Officer Form of Non-Qualified Stock Option Agreement.
10.19@†	Commission Agreement by and between Hitachi Chemical Co., LTD. and the Company, dated as of July 26, 2007.
10.20#%	Director Compensation Policy.
14*	Code of Ethics.
21*	Subsidiaries of the Small Business Issuer.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32%	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906

——————
* Incorporated by reference to the Company’s Registration Statement on Form SB-2 (File No. 333-139534).
@ Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007.
% Filed with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007 on March 31, 2008.
# Identifies a management contract or compensatory plan or agreement in which an executive officer or director of the Company participates.
† Confidential treatment requested as to certain portions, which portions have been filed separately with the Securities and Exchange Commission.

Item 14. Principal Accountant Fees and Services.

Singer Lewak Greenbaum & Goldstein LLP (“SLGG”) audited our financial statements for the fiscal year ended December 31, 2007. Good Swartz Brown & Berns LLP has provided us services for tax preparation, tax planning and consulting. The following table presents fees for professional audit services rendered by SLGG and Good Swartz Brown & Berns LLP for the audit of the Company's annual financial statements for the years ended December 31, 2007 and December 31, 2006, and fees billed for other services rendered by SLGG and Good Swartz Brown & Berns LLP during those periods.

	2007	2006
Audit fees (1):	$300,025	$234,794
Audit related fees (2):	-	-
Tax fees (3):	$81,365	$55,090
All other fees (4):	-	-
Total	$381,390	$289,884

(1)   Audit fees consisted of audit work performed in the preparation and review of financial statements, as well as work generally only the independent auditor can reasonably be expected to provide, such as statutory audits.

(2)   The Company did not incur fees in this category during 2007 and 2006.

(3)   Tax fees consist principally of assistance with matters related to preparation of tax returns as well as tax compliance and financial reporting.

(4)   The Company did not incur any other accounting fees during 2007 and 2006.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-audit Services of Independent Auditors

Consistent with SEC policies regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of the independent auditor. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor.

Prior to engagement of the independent auditor for the next year's audit, management will submit an aggregate of services expected to be rendered during that year for each of four categories of services to the Audit Committee for approval.

   1. Audit services include audit work performed in the preparation of financial statements, as well as work that generally only the independent auditor can reasonably be expected to provide, including comfort letters, statutory audits, and attest services and consultation regarding financial accounting and/or reporting standards.

   2. Audit-Related services are for assurance and related services that are traditionally performed by the independent auditor, including due diligence related to mergers and acquisitions, employee benefit plan audits, and special procedures required to meet certain regulatory requirements.

   3. Tax services include all services performed by the independent auditor's tax personnel except those services specifically related to the audit of the financial statements, and includes fees in the areas of tax compliance, tax planning, and tax advice.

   4. Other Fees are those associated with services not captured in the other categories. The Company generally does not request such services from the independent auditor.

Prior to engagement, the Audit Committee pre-approves these services by category of service. The fees are budgeted and the Audit Committee requires the independent auditor and management to report actual fees versus the budget periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage the independent auditor for additional services not contemplated in the original pre-approval. In those instances, the Audit Committee requires specific pre-approval before engaging the independent auditor.

The Audit Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Audit Committee at its next scheduled meeting.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESPONSE GENETICS, INC.

Date: April 29, 2008	By:	/s/ Kathleen Danenberg
Kathleen Danenberg
President and Chief Executive Officer