Form 10-Q
period 2008-03-31
RESPONSE GENETICS INC
filed 2008-05-15
CIK 1124608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(MARK ONE)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to __________

Commission file number: 001-33509

RESPONSE GENETICS, INC.
(Exact name of registrant as specified in its charter)

Delaware	11-3525548
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1640 Marengo St., 6th Floor, Los Angeles, California	90033
(Address of principal executive offices)	(Zip Code)

(323) 224-3900
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of  “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

On May 14, 2008, there were 10,239,276 shares of common stock, $.01 par value per share, issued and outstanding.

i

Response Genetics, Inc.

Form 10-Q
Table of Contents

		Page
		Number
Part I.	Financial Information

Item 1.	Financial Statements
	Consolidated Balance Sheets — December 31, 2007 and March 31 ,2008 (Unaudited)	1

	Unaudited Consolidated Statements of Operations— Three months ended March 31, 2007 and 2008	2

	Unaudited Consolidated Statements of Cash Flow — Three months ended March 31, 2007 and 2008	3

	Notes to Unaudited Consolidated Financial Statements	5 - 20

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	21

Item 3.	Qualitative and Quantitative Disclosures About Market Risk	29

Item 4T.	Controls and Procedures	29

Part II.	Other Information

Item 1.	Legal Proceedings	29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3.	Defaults Upon Senior Securities	30

Item 4.	Submission of Matters to a Vote of Security Holders	30

Item 5.	Other Information	30

Item 6.	Exhibits	30

Signatures
Exhibit Index
	EX-31.1
	EX-31.2
	EX-32.1
	EX-32.2

ii

RESPONSE GENETICS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2007	March 31, 2008
		(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$17,024,209	$17,534,089
Accounts receivable	4,206,765	926,683
Prepaid expenses and other current assets	562,403	788,668
Total current assets	21,793,377	19,249,440
Property and equipment, net	2,593,303	2,726,161
Other assets	27,353	27,353
Total assets	$24,414,033	$22,002,954
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$234,705	$690,400
Accrued expenses	305,517	350,955
Accrued royalties	264,551	315,090
Accrued payroll, bonus and related liabilities	521,123	292,199
Deferred revenue	4,706,045	1,995,408
Total current liabilities	6,031,941	3,644,052

Deferred revenue, net of current portion	3,276,317	4,664,532
Total liabilities	9,308,258	8,308,584
Commitments and contingencies
Stockholders’ equity
Common stock, $0.01 par value; 50,000,000 shares authorized; 10,239,276 shares issued and outstanding at December 31, 2007 and March 31, 2008	102,393	102,393
Additional paid-in capital	35,356,569	35,676,172
Accumulated deficit	(20,320,191)	(22,045,161)
Accumulated other comprehensive loss	(32,996)	(39,034)
Total stockholders’ equity	15,105,775	13,694,370
Total liabilities and stockholders’ equity	$24,414,033	$22,002,954

The accompanying notes are an integral part of these consolidated financial statements.

RESPONSE GENETICS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2007	2008
Revenue	$1,619,760	$1,902,936
Operating expenses:
Cost of revenue	822,840	918,965
General and administrative	1,263,066	2,273,473
Research and development	320,422	603,385
Total operating expenses	2,406,328	3,795,823
Operating loss	(786,568)	(1,892,887)
Other (expense):
Interest expense	(12,250)	(2,876)
Interest income	41,676	153,172
Other	—	17,621
Loss before income taxes	(757,142)	(1,724,970)
Provision for income taxes	800	—
Net loss	(757,942)	(1,724,970)
Preferred stock dividends	(233,561)	—
Net Loss attributable to common stockholders	$(991,503)	$(1,724,970)
Net Loss per share — basic	$(0.36)	$(0.17)
Net Loss per share — diluted	$(0.36)	$(0.17)
Weighted-average shares — basic	2,726,320	10,239,276
Weighted-average shares — diluted	2,726,320	10,239,276

The accompanying notes are an integral part of these consolidated financial statements.

RESPONSE GENETICS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2007	2008
Cash flows from operating activities:
Net loss	$(757,942)	$(1,724,970)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	99,809	158,471
Share-based compensation	(33,951)	319,603
Changes in operating assets and liabilities:
Accounts receivable	(770,407)	3,280,082
Prepaid expenses and other current assets	(700,680)	(226,265)
Other assets	(750)	—
Accounts payable	503,958	455,695
Accrued expenses	368,651	45,438
Accrued royalties	(30,205)	50,539
Accrued payroll and related liabilities	(332,876)	(228,924)
Accrued interest on notes payable to stockholders	12,186	—
Deferred revenue	341,668	(1,322,422)
Net cash provided by (used in) operating activities	(1,300,539)	807,247
Cash flows from investing activities:
Purchase of property and equipment	(319,136)	(291,329)
Net cash used in investing activities	(319,136)	(291,329)
Effect of foreign exchange rates on cash and cash equivalents	—	(6,038)
Net increase (decrease) in cash and cash equivalents	(1,619,675)	509,880
Cash and cash equivalents:
Beginning of period	4,930,123	17,024,209
End of period	$3,310,448	$17,534,089
Cash paid during the period for:
Income taxes	$800	$39,000
Interest	$363	$2,879

The accompanying notes are an integral part of these consolidated financial statements.

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization, Operations and Basis of Accounting

Response Genetics, Inc. (the “Company”) was incorporated in the state of Delaware on September 23, 1999 as Bio Type, Inc. for the purpose of providing unique molecular profiling services of tumor tissue that has been formalin-fixed and embedded in paraffin wax. In August 2000, the Company changed its name to Response Genetics, Inc. In November, 2006 the company established a wholly owned subsidiary in Edinburgh, Scotland.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 8-03 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the fiscal year. The financial statements should be read in conjunction with the Company’s Audited December 31, 2007 and 2006 consolidated financial statements and accompanying notes included in the Company’s Form 10-KSB previously filed with the SEC.

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

Accounts Receivable

The Company invoices its clients as specimens are processed and any other contractual obligations are met. The Company’s contracts with clients typically require payment within 45 days of the date of invoice. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its clients to make required payments. The Company specifically analyzes accounts receivable and historical bad debts, client credit, current economic trends and changes in client payment trends when evaluating the adequacy of the allowance for doubtful accounts. Account balances are charged-off against the allowance when it is probable the receivable will not be recovered. To date, the Company’s clients have primarily been large pharmaceutical companies. As a result, bad debts to date have been minimal. There were no allowances for doubtful accounts recorded at December 31, 2007 and March 31, 2008.

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  - (continued)

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

2. Summary of Significant Accounting Policies  - (continued)

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

Income Taxes

Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company adopted the Financial Accounting Standards Board's Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48") effective January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. At the date of adoption, and as of December 31, 2007 and March 31, 2008, the Company does not have a liability for unrecognized tax benefits.

Stock-Based Compensation

The Company accounts for stock-based compensation under the guidance of  Statement of Financial Accounting Standards No. 123(R), “Share-Based Payments,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards based on estimated fair values.

Under the modified prospective method of SFAS No. 123(R), compensation expense is recognized for all stock-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and compensation expense for all stock based payments granted after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company’s financial results for the prior periods have not been restated. Stock-based compensation expense recognized under SFAS 123(R) was $(33,951) and $319,603 for the three months ended March 31, 2007 and 2008, respectively. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (“EITF 96-18”). Under EITF 96-18, stock option awards issued to non-employees are accounted for at fair value using the Black-Scholes option-pricing model.

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  - (continued)

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

Comprehensive Income (Loss)

Comprehensive income (loss) encompasses the change in equity from transactions and other events and circumstances from non-owner sources and the Company’s net income (loss). Accumulated other comprehensive loss is comprised of foreign currency translation adjustments for the year ended December 31, 2007 and for the three months ended March 31, 2008.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash, cash equivalents, accounts receivable, accounts payable, and accrued expenses, approximate fair value due to the short term nature of these financial instruments.

Reclassifications

Prior year amounts in the consolidated financial statements have been reclassified to conform with the current year presentation. Reclassified amounts had no impact on the company’s net losses.

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  - (continued)

Concentration of Credit Risk and Clients and Limited Suppliers

Cash and cash equivalents consist of financial instruments that potentially subject the Company to concentrations of credit risk to the extent recorded on the balance sheets. The Company maintains cash in United States financial institutions in excess of Federal Deposit Insurance Corporation limitations. In addition, the Company has invested its excess cash in money market instruments which are not insured under the Federal Deposit Insurance Corporation. The Company has not incurred any losses on these cash balances as of March 31, 2008. At December 31, 2007 and March 31, 2008, the Company had cash on deposit that was in excess of the federally insured limit of $100,000. At March 31, 2008, approximately $885,093 of cash was held outside of the United States.

Clients that account for greater than 10 percent of revenue or accounts receivable are provided below.

	Three Months Ended March 31,
	2007		2008
	(Unaudited)
	Revenue	Percent of Total Revenue	Revenue	Percent of Total Revenue
Taiho Pharmaceutical	$340,700	21%	$539,625	28%
GlaxoSmithKline	$1,037,433	64%	$273,333	14%
GlaxoSmithKline Biologicals	$107,476	7%	$1,027,542	54%

	As of December 31, 2007		As of March 31, 2008
			(Unaudited)
	Receivable Balance	Percent of Total Receivables	Receivable Balance	Percent of Total Receivables
Taiho Pharmaceutical	$396,100	9%	$105,400	12%
GlaxoSmithKline	$567,139	14%	$742,108	81%
GlaxoSmithKline Biologicals	$3,059,597	73%	$—	—%

Many of the supplies and reagents used in the Company’s testing process are procured by a limited number of suppliers. Any supply interruption or an increase in demand beyond the suppliers’ capabilities could have an adverse impact on the Company’s business. Management believes it can identify alternative sources, if necessary, but it is possible such sources may not be identified in sufficient time to avoid an adverse impact on its business. Refer also to Notes 6 and 7 for further discussion regarding these supply agreements.

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  - (continued)

Recent Accounting Pronouncements

    In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 157, “Fair Value Measurements,” and defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

    In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - an amendment of FASB Statement No. 115,” which permits entities to measure many financial instruments and certain other items at fair value, and establishes the presentation and disclosure requirements to facilitate comparisons between entities choosing different measurement attributes for similar types of assets. SFAS 159 is effective for fiscal years ending after November 15, 2007

In December 2007, FASB issued SFAS No. 141(R), “Business Combinations”, an amendment of SFAS No. 141, which improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141(R) applies for all business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We do not expect adoption of SFAS 141(R) to have a material impact on the Company’s financial statements.

In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51 ,” which amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. We do not expect adoption of SFAS 160 to have a material impact on the Company’s financial statements.

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

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3. Property and Equipment

Property and equipment consists of the following:

	December 31, 2007	March 31, 2008
		(Unaudited)
Laboratory equipment	$3,657,668	$3,848,694
Furniture and equipment	801,273	859,252
Leasehold improvements	141,135	183,514
Total	4,600,076	4,891,460
Less: Accumulated depreciation and amortization	(2,006,773)	(2,165,299)
Total property and equipment, net	$2,593,303	$2,726,161

Depreciation expense for the periods March 31, 2007 and 2008 was $99,809 and $158,471, respectively.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consists of the following:

	December 31, 2007	March 31, 2008 (Unaudited)
Prepaid insurance	$128,766	$280,621
Prepaid maintenance contracts	237,277	227,038
Other	196,360	281,009
	$562,403	$788,668

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5. Loss Per Share

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

The following table sets forth the computation for basic and diluted loss per share:

	Three Months Ended March 31,
	2007	2008
	(Unaudited)
Numerator:
Net loss	$(757,942)	$(1,724,970)
Series B convertible preferred stock dividends	(233,561)	—
Numerator for basic earnings per share - income (loss) available to common stockholders	(991,503)	(1,724,970)
Numerator for diluted earnings per share — income (loss) available to common stockholders	$(991,503)	$(1,724,970)
Denominator:
Denominator for basic earnings per share — weighted-average shares	2,726,320	10,239,276
Dilutive potential common shares	—	—
Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	2,726,320	10,239,276
Basic Loss per share	$(0.36)	$(0.17)
Diluted Loss per share	$(0.36)	$(0.17)

Outstanding stock options and warrants to purchase 210,000 shares and 1,310,190 shares for the three months ended March 31, 2007 and 2008, respectively, were excluded from the calculation of diluted loss per share as their effect would have been antidilutive. The assumed conversion of the Series A Junior Convertible Preferred Stock and the Series B Convertible Preferred Stock were excluded from the calculation of diluted loss per share for the period ended March 31, 2007 as their effect would have been antidilutive.

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6. Commitments and Contingencies

Operating Leases

The Company leases office and laboratory space under a noncancelable operating lease that expires on January 31, 2010. The lease contains two two-year options to extend the term of the lease and contains annual scheduled rate increases tied to the Consumer Price Index for the Los Angeles/Long Beach California metropolitan area. In March 2007, the Company entered into a noncancelable operating lease, which expires in March 2010, for office and laboratory space in Scotland. We also lease 180 sq ft of space at 103 South Carroll Street, Suite 2b, Fredrick, Maryland 21701, for administrative purposes. This lease expires on August 31, 2008.

Total rent expense was $75,001 and $164,746 for the three months ended March 31, 2007 and 2008, respectively.

Future minimum lease payments by year and in the aggregate, under the Company’s noncancelable operating leases, consist of the following at December 31, 2007:

Year Ending December 31,
2008	$495,080
2009	677,730
2010	197,703
Total	$1,370,513

Agreements with Suppliers

The Company purchases certain supplies from Applied Biosystems, Affymetrix Inc., DxS Diagnostic Innovations, and Invitrogen Corporation. Purchases from these companies accounted for approximately 91% and 89% of the Company’s reagent purchases for the periods ended March 31, 2007 and 2008, respectively. The Company purchased from Applied Biosystems primers, probes and disposable supplies.

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

In consideration for this license, the Company agreed to pay to USC royalties based on a percentage of the revenues generated by the use of RGI-1 and related technology. Royalty expense relating to this agreement amounted to $14,296 and $23,613 for the quarters ended March 31, 2007 and 2008, respectively. Such expense is included in cost of revenue in the accompanying statements of operations.

License Agreement with Roche Molecular Systems (“Roche”)

In July 2001, the Company entered into a diagnostic services agreement with Roche to provide the Company with access to Roche’s patented PCR technology. In November 2004, this agreement was replaced by a non-exclusive license to use Roche’s PCR, homogenous PCR, and reverse transcription PCR processes. In consideration for these rights, the Company is obligated to pay royalties to Roche, based on a percentage of net sales of products or services that make use of the PCR technology. Royalty expense relating to this agreement amounted to $19,527 and $87,390 for the quarters ended March 31, 2007 and 2008, respectively. Such expense is included in cost of revenue in the accompanying statements of operations.

In November 2004, the Company entered into an agreement with Roche, pursuant to which the Company is collaborating with Roche to produce commercially viable assays used in the validation of genetic markers for pharmaceutical companies. Specifically, the Company has licensed the rights to Roche to use the pre-diagnostic assays the Company develops in the course of using its RNA-extraction technologies to provide testing services to pharmaceutical companies and to produce diagnostic kits that then can be sold commercially to those pharmaceutical companies. Roche is required to pay the Company royalties of a certain percentage of net sales of such diagnostic kits sold to pharmaceutical companies. Through March 31 2008, Roche has not been required to pay any royalties to the Company pursuant to this agreement.

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

Taiho is obligated to purchase a minimum amount of testing services from the Company each calendar quarter. Revenue recognized under this agreement was $340,700 and $539,625 for the quarters ended March 31, 2007 and 2008, respectively.

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7. License and Collaborative Agreements  - (continued)

Services Agreement with SmithKline Beecham Corporation (d.b.a. GlaxoSmithKline or “GSK”)

In January 2006, the Company entered into an agreement with GSK pursuant to which the Company provides services in connection with profiling the expression of various genes from a range of human cancers. Under the agreement, the Company will provide GSK with testing services as described in individual protocols and GSK will pay the Company for such services based on the pricing schedule established for each particular protocol. GSK is obligated to make minimum annual payments to the Company under the agreement and also was obligated to make a non-refundable upfront payment to the Company, to be credited against work undertaken pursuant to the agreement. In January 2006, the Company received an upfront payment of $2,000,000. The contract also provides for minimum annual assay testing requirements over a three year period ending January 2009. The minimum amount of revenue to be recognized during the term, which will expire in January 2009, will be $6,500,000. The timing of the recognition of these amounts is dependent upon when GSK submits the specimens for testing. The Company recognized $1,037,433 and $273,333 of revenue during the quarters ended March 31, 2007 and 2008, respectively.

The initial term of the agreement will extend until January 2009, at which point, GSK has the right to extend the agreement for up to two one-year periods. Subsequently, the parties have the option to extend the agreement for one-year renewal periods upon their mutual written consent.

Master Laboratory Test Services Agreement with GlaxoSmithKline Biologicals (“GSK Bio”)

In December 2006, the Company entered into an agreement with GSK Bio pursuant to which it will provide testing services, principally in relation to profiling the expression of various genes from a range of human cancers. The Company will conduct the testing services on tissue specimens provided by GSK Bio. The agreement required that GSK Bio make an upfront payment of $2,620,000 which was received by the Company in December 2006. The agreement further specifies that GSK Bio will pay annual minimum payments in 2007, 2008 and 2009 and that the upfront payment made in December 2006 will be credited against the annual minimum payments in 2007 and 2008. The agreement also provides that any differences between the annual minimum payments made in 2007, 2008 or 2009 and the amounts due to the Company for testing services performed on specimens submitted by GSK Bio during the three years ending December 31, 2009 be credited towards services performed during the year ending December 31, 2010, the final year of the agreement. The minimum amount of revenue to be recognized during the term of this contract, which will expire in December 2010, is approximately $7,300,000. In December 2007 we amended our agreement with GSK Bio whereby GSK Bio would make the remaining minimum payments under the agreement in one lump sum. This payment was received in January 2008. The timing of the recognition of these amounts is dependent upon when GSK submits the specimens for testing. The Company recognized $107,476 and 1,024,878 of revenue under this agreement during the quarters ended March 31, 2007 and 2008, respectively.

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

7. License and Collaborative Agreements  - (continued)

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

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8. Stock Option Plan

In March 2000, the Company adopted a Stock Option Plan (the “2000 Plan”) as approved by its board of directors. Under the 2000 Plan, the Company may grant options to acquire up to 1,600,000 shares of common stock. In connection with the adoption of the 2006 Employee, Director and Consultant Stock Plan, as further discussed below, the Company will grant no additional options under its 2000 Plan under which options to purchase 194,000 shares remained outstanding as of March 31, 2008. Although no more options may be granted under the 2000 Plan, the terms of the 2000 Plan continue to apply to all outstanding options. The Company also granted options to purchase 16,000 shares of common stock to two consultants which were granted under separate agreements outside of the 2000 Plan.

On October 26, 2006, the Board of Directors of the Company approved, and on May 1, 2007, reapproved, the adoption of the 2006 Employee, Director and Consultant Stock Plan (the “2006 Stock Plan”). The stockholders approved the 2006 Stock Plan on June 1, 2007. Under this plan, the Company may grant up to a maximum of 2,160,000 options to purchase the Company’s common stock. As of March 31, 2008, there were 1,159,810 options available to grant under the 2006 Stock Plan.

Employee options vest according to the terms of the specific grant and expire 10 years from the date of grant. Non-employee option grants to date vest typically over a 2 to 3 year period. The Company had 1,210,190 options outstanding at a weighted average exercise price of $7.51 at March 31, 2008. There were 794,373 nonvested stock options with a weighted average grant date fair value of $6.83 outstanding at March 31, 2008.

The Company estimated share-based compensation expense for the quarter ended March 31, 2007 and for the three months ended March 31, 2008 using the Black-Scholes model with the following weighted average assumptions:

Three Months Ended March 31, 2008
Risk free interest rate	5.03%
Expected dividend yield	—
Expected volatility	77.4%
Expected life (in years)	10

The following table summarizes the stock option activity for the three months ended March 31, 2008:

	Number of Shares	Weighted Average Exercise Price
Outstanding, December 31, 2007	1,160,190	$7.62
Granted (Unaudited)	50,000	$4.99
Exercised (Unaudited)	—	$—
Forfeited (Unaudited)	—	$—
Outstanding, March 31, 2008 (Unaudited)	1,210,190	$7.51
Exercisable, March 31, 2008 (Unaudited)	415,817	$8.81

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8. Stock Option Plan  - (continued)

The following table provides information for options that were outstanding and exercisable as of March 31, 2008:

	Options Outstanding			Options Exercisable
Exercise Prices	Number	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$11.25	184,000	2.72	$11.25	184,000	$11.25
$7.00	953,190	9.01	$7.00	221,515	$7.00
$4.25-$4.99	73,000	9.78	$4.76	10,302	$4.27
	1,210,190	8.10	$7.51	415,817	$8.81

The weighted average exercise prices, remaining contractual lives and aggregate intrinsic value for options granted, exercisable and expected to vest as of March 31, 2008 were as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding	1,210,190	$7.51	8.10	$—
Expected to vest	754,654	$6.83	9.24	$—
Exercisable	415,817	$8.81	5.93	$—

Aggregate intrinsic value excludes those options that are “not-in-the-money” as of March 31, 2008. Awards that are expected to vest take into consideration estimated forfeitures for awards not yet vested.

Information about stock-based compensation included in the results of operations for the three months ended March 31, 2007 and 2008 are as follows:

	Three Months Ended March 31,
	(Unaudited)
	2007	2008
Cost of revenue	$—	$71,900
General and administrative	(15,136)	36,331
Research and development	(18,815)	211,372
Totals	$(33,951)	$319,603

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

 9. Common Stock Warrants

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

The following table summarizes all common stock warrant activity during the three months ended March 31,2008:

	Number of Shares	Weighted Average Price
Outstanding, December 31, 2007	100,000	$7.70
Granted (Unaudited)	—	—
Exercised (Unaudited)	—	—
Cancelled (Unaudited)	—	—
Outstanding, March 31, 2008 (Unaudited)	100,000	$7.70
Exercisable, March 31, 2008 (Unaudited)	100,000	$7.70

The following table summarizes information about the warrants outstanding at March 31, 2008:
Exercise Price	Warrants Outstanding	Remaining Contractual Life (years)
$7.70	100,000	5.00
	100,000

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

10. Income Taxes

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

The Company adopted the Financial Accounting Standards Board’s Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”) effective January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. At the date of adoption, and as of December 31, 2007 and March 31, 2008, the Company does not have a liability for unrecognized tax benefits.

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

12. Related Party Transactions

While employed at USC, Kathleen Danenberg, president, chief executive officer and director, developed and patented (United States Patent 6,248,535; Danenberg , et al., Method For Isolation of RNA From Formalin-Fixed Paraffin-Embedded Tissue Specimens) an extraction method that allowed reliable and consistent isolation of RNA from FFPE suitable for RT-PCR. USC retains ownership of this patent but has exclusively licensed this technology to the Company. In consideration for this license, the Company is obligated to pay royalties to USC, as a percentage of net sales of products or services using the technology, and to meet a certain minimum in royalty payments. Pursuant to USC policy, the inventors of technology owned by the University and then licensed for commercialization are paid a portion of royalties received by the University from the licensed technology. USC therefore pays a portion of royalties received from the Company to Ms. Danenberg in recognition of her invention. Amounts paid to Ms. Danenberg amounted to $14,797 and $0 for the three months ended March 31, 2007 and 2008, respectively.

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

The following enterprise wide disclosure was prepared on a basis consistent with the preparation of the financial statements. The following tables contain certain financial information by geographic area:

	Three Months Ended March 31,
Revenue:	2007	2008
	(Unaudited)
United States	$1,171,584	$338,433
Europe	107,476	1,024,878
Japan	340,700	539,625
	$1,619,760	$1,902,936

Long-lived assets:	December 31, 2007	March 31, 2008 (Unaudited)
United States	$3,130,065	$3,163,043
United Kingdom	1,474,705	1,485,725
Japan	—	242,692
	$4,604,770	$4,891,460

Item 2: Managements Discussions and Analysis

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

The following discussion of our financial condition and results of operation should be read in conjunction with our audited financial statements and related notes to the financial statements included elsewhere in this Quarterly Report on Form 10-Q as of March 31, 2008 and our audited financial statements for the years ended December 31, 2007 and 2006 included in our Annual Report on Form 10-KSB previously filed with the SEC. This discussion contains forward-looking statements that relate to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward looking statements.

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

We developed ResponseDX in part by using our technologies to extract genetic information from FFPE tumor specimens. Our technology provides gene expression information for each patient's tumor tissue specimen. Our mission is to help doctors and patients choose the most effective cancer treatment options - the first time - based on a patient's unique genetic code. We assess non-small cell lung cancer (NSCLC) and/or colorectal cancer (CRC) patients' tumor tissue specimens through our ResponseDX: Lung ™ and ResponseDX: Colon™ test suites. The test results may help doctors and patients decide the best course of treatment for patients.

Since February 2008, ResponseDX: Lung and ResponseDX: Colon tests are commercially available through our laboratory located in Los Angeles, California, which is registered under the Clinical Laboratory Improvement Amendments of 1988 (CLIA).

ResponseDX: Lung™ and ResponseDX: Colon™

ResponseDX: Lung™ comprises four tests: ERCCI, RRMI, KRAS Mutation and EGFR Amplification and ResponseDX: Colon™ comprises three tests: ERCCI, KRAS Mutation and TS. The Response DX test measures the RNA expression of ERCCI and RRMI by RT-PCR from a patient's tumor tissue. PCR analysis of DNA from the patient's sample is used to determine EGFR amplification and KRAS mutational status. The ERCCI test is a test for the probability of response to platin-based therapies and the analysis of RRMI tests for the probability of response to gemcitabine-based therapies. We determine the ranges of ERCCI expression and RRMI expression that classify a patient's tumor into categories of the low and high probability of responding to platin-based therapy and gemcitabine-based therapies, respectively. The EFGR Amplitication test assesses the probability of benefit from EGFR-directed therapy. We determine if the EGFR gene is amplified, which is associated with better response to EGFR-based therapy. The KRAS gene mutation test identifies tumors that have low probability of response to EGFR-directed therapy. This test utilizes a 7 mutation panel to identify KRAS gene mutations in a sample that are associated with low response to EGFR-directed therapy. The TS gene expression test measures the probability of response to 5- fluorouracil (5-FU)-based chemotherapy.

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

Research and development expenses represented 13% and 15.9% of our total operating expenses for the quarters ended March 31, 2007 and March 31, 2008, respectively. Major components of the $603,385 in research and development expenses for the quarter ended March 31, 2008 included supplies and reagents for our research activities, personnel costs, occupancy costs, equipment warranties and service, patent fees, insurance, business consulting and sample procurement costs.

On November 1, 2007 we announced plans to make our test for Excision-Repair Cross-Complementing 1 (ERCC-1) gene expression for platin-based chemotherapy resistance available to selected institutions and clinical practice groups in the first quarter of 2008. Since February, 2008, the ERCC-1 test, as part of our ResponseDX: Lung and ResponseDX: Colon tests, is commercially available through our laboratory located in Los Angeles, CA, which is registered under the Clinical Laboratory Improvement Amendments of 1988 (CLIA). The initial launch will provide additional information about the clinical utility of ERCC-1 in the treatment of Non-Small Cell Lung Cancer (NSCLC); clinical practice activities such as sample acquisition, logistics, patient and physician communication; and the use of the test in normal clinical practice related to NSCLC.

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

On April 4, 2008, the board of directors increased the size of the board to seven members and elected John Ferrara to the board as a director of the Company. The board also determined that Mr. Ferrara is an “independent director” pursuant to the requirements for memberships established by NASD Market place Rule 4350(c)(4). We filed a Form 8-K on April 7, 2008 reporting this event.

On April 30, 2008, the board of directors increased the size of the board to eight members and elected David Gandara to the board as a director of the Company. The board also determined that Mr. Gandara is an “independent director” pursuant to the requirements for memberships established by NASD Market place Rule 4350(c)(4). We filed a Form 8-K on May 6, 2008 reporting this event.

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

License Fees

We have licensed technology for the extraction of RNA and DNA from FFPE tumor specimens from USC in exchange for royalty fees on revenue generated by use of this technology. These royalties are calculated as a fixed percentage of revenue that we generate from use of the technology licensed from USC. Total license fees due under the royalty agreement to USC were $14,296 and $23,613 for the quarters ended March 31, 2007 and March 31, 2008, respectively. We also maintain a non-exclusive license to use Roche’s polymerase chain reaction (PCR), homogenous PCR, and reverse transcription PCR processes. We pay Roche a fixed percentage royalty fee for revenue that we generate through use of this technology. Royalties due under this agreement totaled $19,527 and $87,390 for the quarters ended March 31, 2007 and March 31, 2008, respectively. These royalties are recorded as a component of cost of revenues in the statements of operations. We are subject to potentially significant variations in royalties recorded in any period. While the amount paid is based on a fixed percentage from revenues of specific tests pursuant to terms set forth in the agreements with USC and Roche, the amount due is calculated based on the revenue we recognize using the respective licensed technology. As discussed above, this revenue can vary from period to period as it is dependent on the timing of the specimens submitted by our clients for testing.

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

Results of Operations

Quarters Ended March 31, 2008 and March 31, 2007

Revenues.  Revenues were $1,902,936 for the first quarter ended March 31, 2008, as compared to $1,619,760 for the first quarter ended March 31,2007, an increase of $283,176, or 17.5%. This growth in revenue was due primarily to increased revenues generated under our existing contracts with our pharmaceutical company partners. For the quarter ended March 31, 2008, two of our clients, GSK and Taiho, accounted for approximately 96% of our revenue, as compared to approximately 92 % of our revenue for the quarter ended March 31, 2007.

Cost of Revenues.  Cost of revenues for the quarter ended March 31, 2008 were $918,965 as compared to $822,840 for the quarter ended March 31, 2007, an increase of $96,125 or 12%. This increase primarily resulted from an increase in share-based compensation related to stock options issued to employees and consultants of $71,900, which did not exist for the quarter ended March 31, 2007, an increase of $74,540 for laboratory reagents and supplies, a $29,246 increase in personnel related costs, a $77,180 increase in license fees , a $32,344 increase in insurance costs, an increase in equipment depreciation of $29,702 and an increase in business consulting costs of $34,727 and these increases were partially offset by a decrease resulting primarily from a $213,423 reduction in costs for fluorescence in situ hybridization (FISH) and a $47,200 reduction in costs for bioinformatics services.

Research and Development Expenses.  Research and development expenses were $603,385 for the quarter ended March 31, 2008, as compared to $320,422 for the same period in 2007, an increase of $282,963 or 88%. This increase resulted primarily from an increase from share-based compensation related to stock options issued to employees and consultants of $55,146, an increase reagents and supplies for research and development of $40,760, an increase in patent costs of $96,898 which were previously accounted for as part of general and administrative expenses, an increase in equipment depreciation costs of $36,702, business travel of $13,506, increased insurance costs of $17,212, increased business consulting costs and honoraria expense associated with our research collaborations of $41,548. We expect research and development expenses to increase as we work to develop additional aspects of our technology and to study diagnostic indicators for various forms of cancer.

General and Administrative Expenses.  General and administrative expenses totaled $2,273,474 for the quarter ended March 31, 2008, as compared to $1,263,066 for the comparable period in 2007, an increase of $1,010,408 or 80%. This increase resulted primarily from $564,966 in expenses incurred to operate our laboratory in Scotland which costs did not exist in 2007, expenses incurred for share-based compensation related to stock options issued to employees and consultants of $211,372, an increase in our business consulting expenses of $253,131, which includes marketing costs for our ResponseDX brand and investor relations activities. We expect general and administrative expenses to increase as a result of the need to hire additional administrative personnel and due to higher legal, accounting, compliance and related expenses associated with being a public company.

Interest Income.  Interest income was $153,172 for the quarter ended March 31, 2008, compared with $41,676 for the same period in 2007. This $111,496 increase was due to higher average cash balances and higher rates of return during the period ending March 31, 2008.

Interest Expense.  Interest expense was $2,876 for the quarter ended March 31, 2008 and $12,250 for the same period in the preceding year. Prior to our public offering, this expense consisted largely of a fixed amount on notes payable from our stockholders. The notes payable and accrued interest related to these notes payable was converted into shares of our common stock upon the closing of our recent public offering. Refer to Liquidity and Capital Resources below for further discussion regarding this matter.

Income Taxes

As of March 31, 2008 and 2007, a full valuation allowance has been recorded for the deferred tax assets since we do not believe the recoverability of the deferred income tax assets in the near future is more likely then not. Accordingly, an income tax provision/benefit has not been recognized during the quarters ended March 31, 2008 and 2007.

Liquidity and Capital Resources

We incurred net losses of $991,503 and $1,724,970 during the quarter ended March 31, 2007 and the quarter ended March 31, 2008, respectively. Since our inception in September 1999, we have incurred cumulative losses and as of March 31, 2008, we had an accumulated deficit of $22,045,161. We expect that our research and development, and general and administrative expenses will continue to increase and, as a result, we will need to generate significant revenues to achieve profitability.

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
We lease office and laboratory space for our location in Los Angeles under noncancelable operating leases that expire through March 2010. Additionally, in 2007, the Company entered into an agreement to lease office and laboratory space for our operations in Scotland. This is an operating lease which expires in March, 2010. Rent expense for our facilities was $164,746 and $ 75,001 for the quarters ended March 31, 2008 and 2007, respectively. Future minimum lease payments aggregate to approximately $1,370,513 over the next three years through the expiration of the leases in 2010. We also lease 180 sq ft of space at 103 South Carroll Street, Suite 2b, Fredrick, Maryland 21701, for administrative purposes. This lease expires on August 31, 2008.

Comparison of Quarters Ended March 31, 2008 and 2007

As of March 31, 2008, we had $17,534,089 in cash and cash equivalents, working capital of $15,605,388 and an accumulated deficit of $22,045,161.

Cash flows provided by operating activities

During the quarter ended March 31, 2008, the Company generated positive cash flows from operations of $807,247 compared to a negative cash flow of $1,300,539 in operations in the quarter ended March 31, 2007. The main factors for the increase of $2,107,786 are related to a combination of a decrease in receivables, a decrease in prepaid expenses, accounts payable, accrued expenses, accrued payroll, bonus and related liabilities, and deferred revenue.

The decrease in accounts receivable, of $3,280,082, related mainly to one receivable related to an amendment entered into in the fourth quarter of 2007 to the contract with GSK Bio, of $3,059,597, which was received in the first quarter. The Company has not entered into any new agreements in the first quarter that require substantial downpayments prior to services rendered.

In addition, the Company has had a decrease in deferred revenue of $1,322,422 related to an decrease in advance billings to its customers, along with the recognition of $1,735,100 in deferred revenue in the current quarter.

The decrease in prepaid expenses and accrued expenses is related to the completion of the IPO process of which the Company was incurring prepaid IPO costs for the first six months of the year ended December 31, 2007, and were offset against the proceeds of our IPO, in June 2007. The current effect of cash outlays for prepaid expenses is related to the Company’s insurance policies.

The change in accrued expenses from the three months ended March 31, 2007 compared to March 31, 2008 is due to less expenses being incurred as a result of the completion of the IPO process in June 2007, which resulted in one time charges that were reimbursed with the proceeds of the IPO. The consistency related to accounts payable is due to the ability of the Company to pay its payables within 30 days of incurring the charges.

The consistent change in accrued payroll, bonus and related liabilities is due to the payment of year end bonuses granted and accrued as of December 31, 2006 of $500,000 and accrued bonuses of $415,000 as of December 31, 2007, which were all paid in the first quarter of the respective subsequent year.

Cash flows used in investing activities

Net cash used in investing activities was $291,329 for the quarter ended March 31, 2008 and $319,136 for the quarter ended March 31, 2007. This decrease in the use of cash of $6,026 was attributable to reduced need for capital equipment in our laboratories.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

    In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 157, “Fair Value Measurements,” and defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

    In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - an amendment of FASB Statement No. 115,” which permits entities to measure many financial instruments and certain other items at fair value, and establishes the presentation and disclosure requirements to facilitate comparisons between entities choosing different measurement attributes for similar types of assets. SFAS 159 is effective for fiscal years ending after November 15, 2007.

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

In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51 ,” which amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. We do not expect adoption of SFAS 160 to have a material impact on the Company’s financial statements.

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

ITEM 3. Qualitative and Quantitative Disclosures about Market Risk.

Not applicable as we are a smaller reporting company.

ITEM 4T. Controls and Procedures.

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that, based on such evaluation, our disclosure controls and procedures were adequate and effective. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

None.

ITEM 1A. Risk Factors.

Not applicable as we are a smaller reporting company.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

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

We expect to use the proceeds from our initial public offering for research and development, business expansion, and working capital and other general purposes. Pending such use, the net proceeds from the offering have been invested in interest-bearing money market accounts. None of the net proceeds from the offering were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10% or more of any class of our equity securities or to any other affiliate, other than in the form of wages or salaries, fees and bonuses paid out in the ordinary course of business. We will retain broad discretion over the use of the net proceeds received from our initial public offering. The timing and amount of our actual expenditures may vary significantly depending on a number of factors, including the successful early clinical development of our lead product candidates, cash flows from operations and the anticipated growth of our business. We have incurred the following costs as they relate to our use of proceeds including research and development costs of $1,821,214, business expansion costs primarily related to the set up and operation of our European lab of $1,489,666, and $264,971 of cost to establish investor relations and public relations activities necessary for a public company.

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4. Submission of Matters to a Vote of Security Holders.

None.

ITEM 5. Other Information.

None.

ITEM 6. Exhibits.

31.1	Certification of Principal Executive Officer Pursuant to Section 302.

31.2	Certification of Principal Financial Officer Pursuant to Section 302.

32	Section 906 certification of periodic financial report by Chief Executive Officer and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESPONSE GENETICS, INC.

DATE: May 15, 2008	By:	/s/ Kathleen Danenberg
Kathleen Danenberg
President and Chief Executive Officer (Principal Executive Officer)

DATE: May 15, 2008	By:	/s/ Thomas Stankovich
Thomas Stankovich
Chief Financial Officer (Principal Financial Officer)