Form 10-Q
period 2008-06-30
RESPONSE GENETICS INC
filed 2008-08-14
CIK 1124608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(MARK ONE)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to __________

Commission file number: 001-33509

RESPONSE GENETICS, INC .
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

On August 14, 2008, there were 10,239,276 shares of common stock, $.01 par value per share, issued and outstanding.

Response Genetics, Inc.

Form 10-Q
Table of Contents

		Page
		Number
Part I.	Financial Information

Item 1.	Financial Statements
	Unaudited Consolidated Balance Sheets — December 31, 2007 and June 30, 2008	1

	Unaudited Consolidated Statements of Operations— Three and six months ended June 30, 2007 and 2008	2

	Unaudited Consolidated Statements of Cash Flow — Six months ended June 30, 2007 and 2008	3

	Notes to Unaudited Consolidated Financial Statements	4 - 20

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	21

Item 3.	Qualitative and Quantitative Disclosures About Market Risk	30

Item 4T.	Controls and Procedures	30

Part II.	Other Information

Item 1.	Legal Proceedings	30

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3.	Defaults Upon Senior Securities	31

Item 4.	Submission of Matters to a Vote of Security Holders	31

Item 5.	Other Information	31

Item 6.	Exhibits	31

Signatures
Exhibit Index
	EX-31.1
	EX-31.2
	EX-32.1
	EX-32.2

ii

RESPONSE GENETICS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2007	June 30, 2008
		(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$17,024,209	$15,128,848
Accounts receivable	4,206,765	633,373
Prepaid expenses and other current assets	562,403	635,840
Total current assets	21,793,377	16,398,061
Property and equipment, net	2,593,303	2,875,979
Other assets	27,353	19,102
Total assets	$24,414,033	$19,293,142
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$234,705	$1,041,343
Accrued expenses	305,517	221,430
Accrued royalties	264,551	381,377
Accrued payroll, bonus and related liabilities	521,123	209,717
Deferred revenue	4,706,045	1,549,883
Total current liabilities	6,031,941	3,403,750
Deferred revenue, net of current portion	3,276,317	4,038,423
Total liabilities	9,308,258	7,442,173
Commitments and contingencies
Stockholders’ equity
Common stock, $0.01 par value; 50,000,000 shares authorized; 10,239,276 shares issued and outstanding at December 31, 2007 and June 30, 2008	102,393	102,393
Additional paid-in capital	35,356,569	36,003,752
Accumulated deficit	(20,320,191)	(24,216,910)
Accumulated other comprehensive loss	(32,996)	(38,266)
Total stockholders’ equity	15,105,775	11,850,969
Total liabilities and stockholders’ equity	$24,414,033	$19,293,142

The accompanying notes are an integral part of these consolidated financial statements.

RESPONSE GENETICS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Revenue	$1,495,618	$1,823,443	$3,115,378	$3,726,379
Operating expenses:
Cost of revenue	1,183,312	905,134	2,006,152	1,824,099
General and administrative	1,924,816	2,455,884	3,187,882	4,729,356
Research and development	916,793	705,159	1,237,215	1,308,544
Total operating expenses	4,024,921	4,066,177	6,431,249	7,861,999
Operating (loss)	(2,529,303)	(2,242,734)	(3,315,871)	(4,135,620)
Other income (expense):
Interest expense	(14,506)	(93)	(26,756)	(2,969)
Interest income	66,655	90,124	108,331	243,296
Other	—	(19,047)	—	(1,427)
Loss before income taxes	(2,477,154)	(2,171,750)	(3,234,296)	(3,896,719)
Provision for income taxes	7,269	—	8,069	—
Net loss	(2,484,423)	(2,171,750)	(3,242,365)	(3,896,719)
Preferred stock dividends	179,064	—	412,625	—
Net loss attributable to common stockholders	$(2,663,487)	$(2,171,750)	$(3,654,990)	$(3,896,719)
Net loss per share — basic	$(0.58)	$(0.21)	$(1.00)	$(0.38)
Net loss per share — diluted	$(0.58)	$(0.21)	$(1.00)	$(0.38)
Weighted-average shares — basic	4,562,820	10,239,276	3,644,570	10,239,276
Weighted-average shares — diluted	4,562,820	10,239,276	3,644,570	10,239,276

The accompanying notes are an integral part of these consolidated financial statements.

RESPONSE GENETICS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2007	2008
Cash flows from operating activities:
Net loss	$(3,242,365)	$(3,896,719)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	200,571	339,197
Share-based compensation	874,795	647,183
Changes in operating assets and liabilities:
Accounts receivable	(941,666)	3,573,392
Prepaid expenses and other current assets	(389,011)	(73,437)
Other assets	(750)	8,251
Accounts payable	577,353	806,638
Accrued expenses	1,643,285	(84,087)
Accrued royalties	(37,365)	116,826
Accrued payroll and related liabilities	(417,253)	(311,406)
Accrued interest on notes payable to stockholders	21,394	—
Deferred revenue	426,927	(2,394,056)
Net cash used in operating activities	(1,284,085)	(1,268,218)
Cash flows from investing activities:
Purchase of property and equipment	(1,437,657)	(621,873)
Net cash used in investing activities	(1,437,657)	(621,873)
Cash flows from financing activities:
Net proceeds from issuance of common stock	17,215,279	—
Net cash provided by financing activities	17,215,279	—
Effect of foreign exchange rates on cash and cash equivalents	4,208	(5,270)
Net increase (decrease) in cash and cash equivalents	14,497,745	(1,895,361)
Cash and cash equivalents:
Beginning of period	4,930,123	17,024,209
End of period	$19,427,868	$15,128,848
Cash paid during the period for:
Income taxes	$800	$39,000
Interest	$—	$2,969

The accompanying notes are an integral part of these consolidated financial statements.

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization, Operations and Basis of Accounting

Response Genetics, Inc. (the “Company”) was incorporated in the state of Delaware on September 23, 1999 as Bio Type, Inc. for the purpose of providing unique molecular profiling services of tumor tissue that has been formalin-fixed and embedded in paraffin wax. In August 2000, the Company changed its name to Response Genetics, Inc.  In November 2006, the Company established Response Genetics Ltd. a wholly owned subsidiary in Edinburgh, Scotland.

The Company’s goal is to provide cancer patients and their physicians with a means to make informed, individualized treatment decisions based on genetic analysis of tumor tissues. The Company’s pharmacogenomic analysis of clinical trial specimens for the pharmaceutical industry may provide data that will lead to a better understanding of the molecular basis for response to specific drugs and, therefore lead to individualized treatment.

The Company primarily derives its revenue by providing pharmacogenomic testing services to pharmaceutical companies in the United States, Asia and Europe.

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization, Operations and Basis of Accounting  - (continued)

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 8-03 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the fiscal year. The financial statements should be read in conjunction with the Company’s Audited December 31, 2007 and 2006 consolidated financial statements and accompanying notes included in the Company’s Form 10-KSB previously filed with the SEC.

2. Summary of Significant Accounting Policies

Basis of Consolidation

The consolidated financial statements include the accounts of Response Genetics, Inc. and its wholly owned subsidiary, Response Genetics, Ltd., a Scottish corporation, which was incorporated in November 2006. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Accounts Receivable

The Company invoices its clients as specimens are processed and any other contractual obligations are met. The Company’s contracts with clients typically require payment within 45 days of the date of invoice. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its clients to make required payments. The Company specifically analyzes accounts receivable and historical bad debts, client credit, current economic trends and changes in client payment trends when evaluating the adequacy of the allowance for doubtful accounts. Account balances are charged-off against the allowance when it is probable the receivable will not be recovered. To date, the Company’s clients have primarily been large pharmaceutical companies. As a result, bad debts to date have been minimal. There were no allowances for doubtful accounts recorded at December 31, 2007 and June 30, 2008.

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

Patent License Fees

The Company has licensed technology for the extraction of nucleic acids from formalin-fixed, paraffin-embedded tumor specimens from the University of Southern California (“USC”). Under the terms of the license agreement, the Company is required to pay royalties to USC based on the revenue generated by use of this technology. The Company maintains a non-exclusive license to use the polymerase chain reaction (“PCR”), homogenous PCR, and reverse transcription PCR processes of Roche Molecular Systems, Inc. (“Roche”). The Company pays Roche Molecular Systems a royalty fee based on revenue that the Company generates through use of this technology. The Company accrues for such royalties at the time revenue is recognized. Such royalties are included in cost of revenue in the accompanying statements of operations.

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

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  - (continued)

Income Taxes – (continued)

The Company adopted the Financial Accounting Standards Board's Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48") effective January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. At the date of adoption, and as of December 31, 2007 and June 30, 2008, the Company does not have a liability for unrecognized tax benefits.

Stock-Based Compensation

The Company accounts for stock-based compensation under the guidance of  Statement of Financial Accounting Standards No. 123(R), “Share-Based Payments,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards based on estimated fair values.

Under the modified prospective method of SFAS No. 123(R), compensation expense is recognized for all stock-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and compensation expense for all stock based payments granted after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company’s financial results for the prior periods have not been restated. Stock-based compensation expense recognized under SFAS 123(R) was $908,746 and $327,578 for the three months ended June 30, 2007 and 2008, respectively and $874,795 and $647,183 for the six months ended June 30, 2007 and 2008, respectively. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (“EITF 96-18”). Under EITF 96-18, stock option awards issued to non-employees are accounted for at fair value using the Black-Scholes option-pricing model.

Management Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management has identified revenue, the fair value of its preferred and common stock and the assessment of the realizability of deferred income tax assets as areas where significant estimates and assumptions have been made in preparing the financial statements.

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

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  - (continued)

Comprehensive Income (Loss)

Comprehensive income (loss) encompasses the change in equity from transactions and other events and circumstances from non-owner sources and the Company’s net income (loss). Accumulated other comprehensive loss is comprised of foreign currency translation adjustments for the year ended December 31, 2007 and for the six months ended June 30, 2008.

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

Concentration of Credit Risk and Clients and Limited Suppliers

Cash and cash equivalents consist of financial instruments that potentially subject the Company to concentrations of credit risk to the extent recorded on the balance sheets. The Company maintains cash in United States financial institutions in excess of Federal Deposit Insurance Corporation limitations. In addition, the Company has invested its excess cash in money market instruments which are not insured under the Federal Deposit Insurance Corporation. The Company has not incurred any losses on these cash balances as of June 30, 2008. At December 31, 2007 and June 30, 2008, the Company had cash on deposit that was in excess of the federally insured limit of $100,000. At June 30, 2008, approximately $980,057 of cash was held outside of the United States.

Clients that account for greater than 10 percent of revenue are provided below.

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2008		2007		2008
	Revenue	Percent of Total Revenue	Revenue	Percent of Total Revenue	Revenue	Percent of Total Revenue	Revenue	Percent of Total Revenue
Taiho Pharmaceutical	$409,625	27%	$287,650	16%	$750,325	24%	$827,275	22%
GlaxoSmithKline	$532,933	36%	$357,965	20%	$1,570,366	50%	$631,298	17%
GlaxoSmithKline Biologicals	$185,236	12%	$1,010,609	56%	$292,712	9%	$2,038,150	55%
Pfizer	$245,000	16%	$—	—%	$245,000	8%	$—	—%

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  - (continued)

Concentration of Credit Risk and Clients and Limited Suppliers – (continued)

Clients that account for greater than 10 percent of accounts receivable are provided below.

	As of December 31, 2007		As of June 30, 2008
			(Unaudited)
	Receivable Balance	Percent of Total Receivables	Receivable Balance	Percent of Total Receivables
Taiho Pharmaceutical	$396,100	9%	$180,525	29%
GlaxoSmithKline	$567,139	14%	$306,165	49%
GlaxoSmithKline Biologicals	$3,059,597	73%	$—	—%

Many of the supplies and reagents used in the Company’s testing process are procured from a limited number of suppliers. Any supply interruption or an increase in demand beyond the suppliers’ capabilities could have an adverse impact on the Company’s business. Management believes it can identify alternative sources, if necessary, but it is possible such sources may not be identified in sufficient time to avoid an adverse impact on its business. Refer also to Notes 6 and 7 for further discussion regarding these supply agreements.

Recent Accounting Pronouncements

     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 157, “Fair Value Measurements,” and defines fair value, establishes a framework for measuring fair value under U.S. GAAP, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS 157 does not have a material impact on the Company's financial statements.

     In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - an amendment of FASB Statement No. 115,” which permits entities to measure many financial instruments and certain other items at fair value, and establishes the presentation and disclosure requirements to facilitate comparisons between entities choosing different measurement attributes for similar types of assets. SFAS 159 is effective for fiscal years ending after November 15, 2007. The adoption of SFAS 159 does not have a material impact on the Company's financial statements.

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

In March 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133,” which establishes the disclosure requirements for derivative instruments and for hedging activities. This Statement amends and expands the disclosure requirements of Statement 133 with the intent to provide users of financial statements with an enhanced understanding of derivative instruments and hedging activities. SFAS 61 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. We do not expect adoption of SFAS 160 to have a material impact on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We do not currently expect the adoption of SFAS 162 to have a material effect on our consolidated results of operations and financial condition.

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3. Property and Equipment

Property and equipment consists of the following:

	December 31, 2007	June 30, 2008
		(Unaudited)
Laboratory equipment	$3,657,668	$4,137,995
Furniture and equipment	801,273	896,262
Leasehold improvements	141,135	183,514
Total	4,600,076	5,217,771
Less: Accumulated depreciation and amortization	(2,006,773)	(2,341,792)
Total property and equipment, net	$2,593,303	$2,875,979

Depreciation expense for the three months ended June 30, 2007 and 2008 was $100,752 and $180,726, respectively and for the six months ended June 30, 2007 and 2008 was $200,571 and $339,197, respectively.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consists of the following:

	December 31, 2007	June 30, 2008 (Unaudited)
Prepaid insurance	$128,766	$180,404
Prepaid maintenance contracts	237,277	307,594
Other	196,360	147,842
	$562,403	$635,840

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5. Loss Per Share

The Company calculates net loss per share in accordance with SFAS No. 128, Earnings Per Share (“SFAS No. 128”). Under the provisions of SFAS No. 128, basic net loss per share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock and dilutive common stock equivalents then outstanding. Common stock equivalents consist of shares of common stock issuable upon the conversion of convertible preferred stock and upon the exercise of stock options and warrants.

The following table sets forth the computation for basic and diluted loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Numerator:
Net loss	$(2,484,423)	$(2,171,750)	$(3,242,365)	$(3,896,719)
Series B convertible preferred stock dividends	(179,064)	—	(412,625)	—
Numerator for basic earnings per share - income (loss) available to common stockholders	(2,663,487)	(2,171,750)	(3,654,990)	(3,896,719)
Numerator for diluted earnings per share — income (loss) available to common stockholders	$(2,663,487)	$(2,171,750)	$(3,654,990)	$(3,896,719)
Denominator:
Denominator for basic earnings per share — weighted-average shares	4,562,815	10,239,276	3,644,568	10,239,276
Effect of dilutive securities:
Dilutive potential common shares	—	—	—	—
Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	4,562,815	10,239,276	3,644,568	10,239,276
Basic earnings (loss) per share	$(0.58)	$(0.21)	$(1.00)	$(0.38)
Diluted earnings (loss) per share	$(0.58)	$(0.21)	$(1.00)	$(0.38)

Outstanding stock options and warrants to purchase 1,230,690 shares and 1,383,690 shares for the periods ended June 30, 2007 and 2008, respectively, were excluded from the calculation of diluted loss per share as their effect would have been antidilutive. The assumed conversion of the Series A Junior Convertible Preferred Stock and the Series B Convertible Preferred Stock were excluded from the calculation of diluted loss per share for the periods ended June 30, 2007 as their effect would have been antidilutive.

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6. Commitments and Contingencies

Operating Leases

The Company leases office and laboratory space under a noncancelable operating lease that expires on January 31, 2010. The lease contains two two-year options to extend the term of the lease and contains annual scheduled rate increases tied to the Consumer Price Index for the Los Angeles/Long Beach California metropolitan area. In March 2007, the Company entered into a noncancelable operating lease, which expires in March 2010, for office and laboratory space in Scotland. The Company also leases 180 sq ft of space at 103 South Carroll Street, Suite 2b, Fredrick, Maryland 21701, for administrative purposes. This lease expires on August 31, 2008.

Total rent expense was $206,213 and $152,417 for the three months ended June 30, 2007 and 2008, respectively and was $281,214 and $317,163 for the six months ended June 30, 2007 and 2008, respectively.

Future minimum lease payments by year and in the aggregate, under the Company’s noncancelable operating leases, consist of the following:

Year Ending December 31,
Remainder of 2008	$330,053
2009	677,730
2010	197,703
Total	$1,205,486

Agreements with Suppliers

The Company purchases certain supplies from Applied Biosystems, Affymetrix Inc., DxS Diagnostic Innovations, and Invitrogen Corporation. Purchases from these companies accounted for approximately 88% and 85% of the Company’s reagent purchases for the six months ended June 30, 2007 and 2008, respectively. The Company purchased from Applied Biosystems primers, probes and disposable supplies.

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

In consideration for this license, the Company agreed to pay to USC royalties based on a percentage of the revenues generated by the use of RGI-1 and related technology. Royalty expense relating to this agreement amounted to $32,650 and $16,967 for the quarter ended June 30, 2007 and 2008, respectively, and $46,946 and $40,850 for the six months ended June 30, 2007 and 2008, respectively. Such expense is included in cost of revenue in the accompanying statements of operations.

License Agreement with Roche Molecular Systems (“Roche”)

In July 2001, the Company entered into a diagnostic services agreement with Roche to provide the Company with access to Roche’s patented PCR technology. In November 2004, this agreement was replaced by a non-exclusive license to use Roche’s PCR, homogenous PCR, and reverse transcription PCR processes. In consideration for these rights, the Company is obligated to pay royalties to Roche, based on a percentage of net sales of products or services that make use of the PCR technology. Royalty expense relating to this agreement amounted to $44,877 and $71,446 for the quarters ended June 30, 2007 and 2008, respectively, and $64,404 and $158,836 for the six months ended June 30, 2007 and 2008, respectively. Such expense is included in cost of revenue in the accompanying statements of operations.

In November 2004, the Company entered into an agreement with Roche, pursuant to which the Company is collaborating with Roche to produce commercially viable assays used in the validation of genetic markers for pharmaceutical companies. Specifically, the Company has licensed the rights to Roche to use the pre-diagnostic assays the Company develops in the course of using its RNA-extraction technologies to provide testing services to pharmaceutical companies and to produce diagnostic kits that then can be sold commercially to those pharmaceutical companies. Roche is required to pay the Company royalties of a certain percentage of net sales of such diagnostic kits sold to pharmaceutical companies. Through June 30 2008, Roche has not been required to pay any royalties to the Company pursuant to this agreement.

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

Taiho is obligated to purchase a minimum amount of testing services from the Company each calendar quarter. Revenue recognized under this agreement was $409,625 and $287,650 for the quarter ended June 30, 2007 and 2008, respectively, and $750,325 and $827,275 for the six months ended June 30, 2007 and 2008, respectively.

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7. License and Collaborative Agreements  - (continued)

Services Agreement with SmithKline Beecham Corporation (d.b.a. GlaxoSmithKline or “GSK”)

In January 2006, the Company entered into an agreement with GSK pursuant to which the Company provides services in connection with profiling the expression of various genes from a range of human cancers. Under the agreement, the Company will provide GSK with testing services as described in individual protocols and GSK will pay the Company for such services based on the pricing schedule established for each particular protocol. GSK is obligated to make minimum annual payments to the Company under the agreement and also was obligated to make a non-refundable upfront payment to the Company, to be credited against work undertaken pursuant to the agreement. In January 2006, the Company received an upfront payment of $2,000,000. The contract also provides for minimum annual assay testing requirements over a three year period ending January 2009. The minimum amount of revenue to be recognized during the term, which will expire in January 2009, will be $6,500,000. The timing of the recognition of these amounts is dependent upon when GSK submits the specimens for testing. The Company recognized $532,933 and $357,965 of revenue during the quarters ended June 30, 2007 and 2008, respectively, and $1,570,366 and $631,298 for the six months ended June 30, 2007 and 2008, respectively.

The initial term of the agreement will extend until January 2009, at which point, GSK has the right to extend the agreement for up to two one-year periods. Subsequently, the parties have the option to extend the agreement for one-year renewal periods upon their mutual written consent.

Master Laboratory Test Services Agreement with GlaxoSmithKline Biologicals (“GSK Bio”)

In December 2006, the Company entered into an agreement with GSK Bio pursuant to which it will provide testing services, principally in relation to profiling the expression of various genes from a range of human cancers. The Company will conduct the testing services on tissue specimens provided by GSK Bio. The agreement required that GSK Bio make an upfront payment of $2,620,000, which was received by the Company in December 2006. The agreement further specifies that GSK Bio will pay annual minimum payments in 2007, 2008 and 2009 and that the upfront payment made in December 2006 will be credited against the annual minimum payments in 2007 and 2008. The agreement also provides that any differences between the annual minimum payments made in 2007, 2008 or 2009 and the amounts due to the Company for testing services performed on specimens submitted by GSK Bio during the three years ending December 31, 2009 be credited towards services performed during the year ending December 31, 2010, the final year of the agreement. The minimum amount of revenue to be recognized during the term of this contract, which will expire in December 2010, is approximately $7,300,000. In December 2007 the company amended its agreement with GSK Bio whereby GSK Bio would make the remaining minimum payments under the agreement in one lump sum. This payment was received in January 2008. The timing of the recognition of these amounts is dependent upon when GSK submits the specimens for testing. The Company recognized $185,236 and $1,010,609 of revenue under this agreement during the quarters ended June 30, 2007 and 2008, respectively, and $292,712 and $2,038,150 for the six months ended June 30, 2007 and 2008, respectively.

Collaboration Agreement with Shanghai BioChip Company, Ltd. (“SBC”)

On March 5, 2007, the Company entered into a collaboration agreement with SBC pursuant to which SBC will provide exclusive pharmacogenomic testing services to the Company’s clients in China.

Pursuant to the agreement, the Company has granted SBC an exclusive license in China to provide services in China using the Company’s proprietary RNA extraction technologies. Subject to consent from USC, the Company will grant SBC an exclusive sublicense to patents licensed from USC for distribution of testing services in China. In turn, SBC will perform RNA extraction from FFPE tissue specimens exclusively for the Company during the term of the agreement.

This agreement has an initial term of five years, with an automatic renewal for an additional three-year term unless either party gives 90 days notice in advance of the renewal date of its intent not to renew. Pursuant to the agreement, SBC will receive a percentage of the gross margin, as defined in the agreement, collected from the Company’s clients in China as compensation for its testing services performed. For the period ended June 30, 2008, no testing services have performed.

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

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8. Stock Option Plan

In March 2000, the Company adopted a Stock Option Plan (the “2000 Plan”) as approved by its board of directors. Under the 2000 Plan, the Company may grant options to acquire up to 1,600,000 shares of common stock. In connection with the adoption of the 2006 Employee, Director and Consultant Stock Plan, as further discussed below, the Company will grant no additional options under its 2000 Plan under which options to purchase 194,000 shares remained outstanding as of June 30, 2008. Although no more options may be granted under the 2000 Plan, the terms of the 2000 Plan continue to apply to all outstanding options. The Company also granted options to purchase 16,000 shares of common stock to two consultants which were granted under separate agreements outside of the 2000 Plan.

On October 26, 2006, the Board of Directors of the Company approved, and on May 1, 2007, reapproved, the adoption of the 2006 Employee, Director and Consultant Stock Plan (the “2006 Stock Plan”). The stockholders approved the 2006 Stock Plan on June 1, 2007. Under this plan, the Company may grant up to a maximum of 2,160,000 options to purchase the Company’s common stock. As of June 30, 2008, there were 1,086,310 options available to grant under the 2006 Stock Plan.

Employee options vest according to the terms of the specific grant and expire 10 years from the date of grant. Non-employee option grants to date vest typically over a 2 to 3 year period. The Company had 1,283,690 options outstanding at a weighted average exercise price of $7.18 at June 30, 2008. There were 662,110 nonvested stock options with a weighted average grant date exercise price of $6.22 outstanding at June 30, 2008.

The Company estimated share-based compensation expense for the period ended June 30, 2008 using the Black-Scholes model with the following weighted average assumptions:

Six Months Ended June 30, 2008
Risk free interest rate	4.09 - 5.03%
Expected dividend yield	—
Expected volatility	77.4%
Expected life (in years)	7

The following table summarizes the stock option activity for the six months ended June 30, 2008:

	Number of Shares	Weighted Average Exercise Price
Outstanding, December 31, 2007	1,160,190	$7.62
Granted (Unaudited)	153,500	$3.81
Exercised (Unaudited)	—	$—
Forfeited (Unaudited)	(30,000)	$7.00
Outstanding, June 30, 2008 (Unaudited)	1,283,690	$7.18
Exercisable, June 30, 2008 (Unaudited)	621,580	$8.20

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8. Stock Option Plan  - (continued)

The following table provides information for options that were outstanding and exercisable as of June 30, 2008:

	Options Outstanding			Options Exercisable
Exercise Prices	Number	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$11.25	184,000	2.47	$11.25	184,000	$11.25
$7.00	923,190	8.77	$7.00	425,121	$7.00
$3.15-$4.99	176,500	9.76	$3.87	12,459	$4.26
	1,283,690	8.00	$7.18	621,580	$8.20

The weighted average exercise prices, remaining contractual lives and aggregate intrinsic value for options granted, exercisable and expected to vest as of June 30, 2008 were as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding	1,283,690	$7.18	8.00	$—
Expected to vest	629,005	$6.22	9.16	$—
Exercisable	621,580	$8.20	6.77	$—

Aggregate intrinsic value excludes those options that are “not-in-the-money” as of June 30, 2008. Awards that are expected to vest take into consideration estimated forfeitures for awards not yet vested.

Information about stock-based compensation included in the results of operations for the periods ended June 30, 2007 and 2008 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30
	2007	2008	2007	2008
Cost of revenue	$291,842	$73,395	$291,842	$145,295
General and administrative	422,164	226,316	407,028	437,690
Research and development	194,740	27,867	175,925	64,198
Totals	$908,746	$327,578	$874,795	$647,183

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

 9 . Common Stock Warrants

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

The following table summarizes all common stock warrant activity during the six months ended June 30, 2008:

	Number of Shares	Weighted Average Price
Outstanding, December 31, 2007	100,000	$7.70
Granted (Unaudited)	—	—
Exercised (Unaudited)	—	—
Cancelled (Unaudited)	—	—
Outstanding, June 30, 2008 (Unaudited)	100,000	$7.70
Exercisable, June 30, 2008 (Unaudited)	100,000	$7.70

The following table summarizes information about the warrants outstanding at June 30, 2008:

Exercise Price	Warrants Outstanding	Remaining Contractual Life (years)
$7.70	100,000	5.00
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

The Company adopted the Financial Accounting Standards Board’s Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”) effective January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. At the date of adoption, and as of December 31, 2007 and June 30, 2008, the Company does not have a liability for unrecognized tax benefits.

The Company files U.S. federal, U.S. state, and foreign tax returns. The Company's major tax jurisdictions are U.S. federal and the State of California and it is subject to tax examinations for the years 1999 through 2007.

11. Defined Contribution Plan

The Company maintains a defined contribution plan covering substantially all of its employees meeting minimum age and service requirements. Participation in the plan is optional. At this time, the Company does not provide matching contributions to the defined contribution plan.

12. Related Party Transactions

While employed at USC, Kathleen Danenberg, president, chief executive officer and director, developed and patented (United States Patent 6,248,535; Danenberg , et al., Method For Isolation of RNA From Formalin-Fixed Paraffin-Embedded Tissue Specimens) an extraction method that allowed reliable and consistent isolation of RNA from FFPE suitable for RT-PCR. USC retains ownership of this patent but has exclusively licensed this technology to the Company. In consideration for this license, the Company is obligated to pay royalties to USC, as a percentage of net sales of products or services using the technology, and to meet a certain minimum in royalty payments. Pursuant to USC policy, the inventors of technology owned by the University and then licensed for commercialization are paid a portion of royalties received by the University from the licensed technology. USC therefore pays a portion of royalties received from the Company to Ms. Danenberg in recognition of her invention. Amounts paid to Ms. Danenberg amounted to $14,797 and $0 for the six months ended June 30, 2007 and 2008, respectively. There were no amounts paid to Ms. Danenberg for the three months ended June 30, 2007 and 2008.

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

The following enterprise wide disclosure was prepared on a basis consistent with the preparation of the financial statements. The following tables contain certain financial information by geographic area:

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue:	2007	2008	2007	2008
United States	$900,757	$507,590	$2,072,341	$843,359
Europe	185,236	1,028,204	292,712	2,055,745
Japan	409,625	287,650	750,325	827,275
	$1,495,618	$1,823,444	$3,115,378	$3,726,379

Long-lived assets:	December 31, 2007	June 30, 2008 (Unaudited)
United States	$3,125,371	$3,434,450
United Kingdom	1,474,705	1,498,629
Japan	—	284,692
	$4,600,076	$5,217,771

Item 2: Managements Discussions and Analysis

The following discussion of our financial condition and results of operation should be read in conjunction with our audited financial statements and related notes to the financial statements included elsewhere in this Quarterly Report on Form 10-Q as of June 30, 2008 and our audited financial statements for the years ended December 31, 2007 and 2006 included in our Annual Report on Form 10-KSB previously filed with the SEC. This discussion contains forward-looking statements that relate to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward looking statements.

Overview

 Response Genetics, Inc. (the “Company”) was incorporated in the state of Delaware on September 23, 1999 as Bio Type, Inc. for the purpose of providing unique molecular profiling services of tumor tissue that has been formalin-fixed and embedded in paraffin wax. In August 2000, we changed our name to Response Genetics, Inc.   In November 2006, we established Response Genetics Ltd., a wholly owned subsidiary in Edinburgh, Scotland.

Clinical studies have shown that not all cancer chemotherapy works effectively in every patient, and that a number of patients receive therapy that has no benefit to them and may potentially even be harmful. Our goal is to provide cancer patients and their physicians with a means to make informed, individualized treatment decisions based on genetic analysis of tumor tissues. Our pharmacogenomic analysis of clinical trial specimens for the pharmaceutical industry may provide data that will lead to a better understanding of the molecular basis for response to specific drugs and, therefore lead to individualized treatment. We are focusing our efforts in the following areas:

•	Launching our ResponseDX™ tests;

•	Developing diagnostic tests for assessing the risk of cancer recurrence, prediction of chemotherapy response and tumor classification in cancer patients;

•
Expanding our pharmacogenomic testing services business and creating a standardized and integrated testing platform into the major markets of the healthcare industry, including outside of the United States.

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

At present most chemotherapy regimens are administered without any pre-selection of patients on the basis of their particular genetics. However recent development of very sensitive molecular technologies has enabled researchers to identify and measure genetic and biochemical factors in patients’ tissues that can predict the probability of success or failure of many currently used anti-cancer agents. In order to increase the chances of a better chemotherapy outcome for cancer patients, we are developing genetic tests that will measure predictive factors for tumor response in tumor tissue samples. We have begun offering tests for non-small cell lung cancer (NSCLC) (ResponseDX: Lung™) and colorectal cancer (CRC) (ResponseDX: Colon™) patients’ tumor tissue through our laboratory located in Los Angeles, California, which is registered under the Clinical Laboratory Improvement Amendments of 1988 (CLIA) and we anticipate offering additional tests for esophageal and pancreatic cancer in the future.

Diagnostic Tests for Other Cancers

In addition to ResponseDX: Lung and ResponseDX: Colon, we are developing and intend to commercialize tests for other types of cancer that identify genetic profiles of tumors that are more aggressive and recur rapidly after surgery. We also are identifying genetic profiles of tumors that are more or less responsive to a particular chemotherapy. Following the development of tests to predict the risk of recurrence after surgery, we intend to develop tests to determine the most active chemotherapy regimen for the individual patient at risk. Once developed and after obtaining any necessary regulatory approvals, we intend to leverage our relationships in the healthcare industry to market, sell or license these tests as a means for physicians to determine the courses of cancer treatment.

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

Research and development expenses represented 19% and 17% of our total operating expenses for the six months ended June 30, 2007 and June 30, 2008, respectively, and 23% and 17% for the three months ending June 30 2007 and 2008, respectively. Major components of the $1,308,544 in research and development expenses for the six-month period ended June 30, 2008 included supplies and reagents for our research activities, personnel costs, occupancy costs, equipment warranties and service, patent fees, insurance, business consulting and sample procurement costs.

On April 4, 2008, the board of directors increased the size of the board to seven members and elected John Ferrara to the board as a director of the Company. The board also determined that Mr. Ferrara is an “independent director” pursuant to the requirements for memberships established by NASD Market place Rule 4350(c)(4). We filed a Form 8-K on April 7, 2008 reporting this event.

On April 30, 2008, the board of directors increased the size of the board to eight members and elected David Gandara, MD to the board as a director of the Company. The board also determined that Dr. Gandara is an “independent director” pursuant to the requirements for memberships established by NASD Market place Rule 4350(c)(4). We filed a Form 8-K on May 6, 2008 reporting this event.

On May 16, 2008, the board of directors increased the size of the board to eight members and elected Kirk Calhoun to the board as a director of the Company. The board also determined that Mr. Calhoun is an “independent director” pursuant to the requirements for memberships established by NASD Market place Rule 4350(c)(4). We filed a Form 8-K on May 21, 2008 reporting this event.

Critical Accounting Policies and Significant Judgments and Estimates

This discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as revenues and expenses during the reporting periods. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could therefore differ materially from those estimates under different assumptions or conditions. We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our financial statements.

Revenue Recognition

Revenues are derived from services provided to pharmaceutical companies and are recognized on a contract specific basis pursuant to the terms of the related agreements. Revenue is recognized in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition, which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred and title and the risks and rewards of ownership have been transferred to the client or services have been rendered; (3) the price is fixed or determinable; and (4) collectability is reasonably assured.

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

License Fees

We have licensed technology for the extraction of RNA and DNA from FFPE tumor specimens from USC in exchange for royalty fees on revenue generated by use of this technology. These royalties are calculated as a fixed percentage of revenue that we generate from use of the technology licensed from USC. Total license fees due under the royalty agreement to USC were $46,946 and $40,580 for the six-month period ended June 30, 2007 and June 3, 2008, respectively, and $32,650 and $16,967 for the three-month period ended June 30 2007 and 2008, respectively. We also maintain a non-exclusive license to use Roche’s polymerase chain reaction (PCR), homogenous PCR, and reverse transcription PCR processes. We pay Roche a fixed percentage royalty fee for revenue that we generate through use of this technology. Royalties due under this agreement totaled $64,404 and $158,836 for the six-month period ended June 30, 2007 and June 30, 2008, respectively, and $44,877 and $71,446 for the three months ended June 30, 2007 and June 30, 2008, respectively. These royalties are recorded as a component of cost of revenues in the statements of operations.

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

Results of Operations

Quarters Ended June 30, 2008 and June 30, 2007

Revenues.  Revenues were $1,823,443 for the quarter ended June 30, 2008, as compared to $1,495,618 for the quarter ended June 30, 2007, an increase of $327,825, or 21.9%. This growth in revenue was due primarily to increased revenues generated under our existing contracts with our pharmaceutical company partners. For the quarter ended June 30, 2008, two of our clients, GSK and Taiho, accounted for approximately 94% of our revenue, as compared to approximately 63% of our revenue for the quarter ended June 30, 2007.

Cost of Revenues.  Cost of revenues for the quarter ended June 30, 2008 were $905,134 as compared to $1,183,312 for the quarter ended June 30, 2007, a decrease of $278,178 or 23%. This decrease primarily resulted from an decrease in share-based compensation related to stock options issued to employees and consultants of $195,213 and a $71,219 decrease in costs for processing fluorescence in situ hybridization (FISH) studies.

Research and Development Expenses.  Research and development expenses were $705,159 for the quarter ended June 3, 2008, as compared to $916,794 for the same period in 2007, a decrease of $211,635 or 23%. This decrease resulted primarily from a decrease in share-based compensation related to stock options issued to employees and consultants of $192,294 and a decrease in equipment related costs of $76,909. These reductions were partially offset by a $51,633 increase in laboratory supply and reagent costs. We expect research and development expenses to increase as we work to develop additional aspects of our technology and to study diagnostic indicators for various forms of cancer.

General and Administrative Expenses.  General and administrative expenses totaled $2,455,883 for the quarter ended June 30, 2008, as compared to $1,924,816 for the comparable period in 2007, an increase of $531,067 or 28%. This increase resulted primarily from an increase in legal fees of $592,204, an increase of $176,773 in personnel related expenses, an increase in contract and recruitment services of $103,164 and an increase of $73,162 in costs related to the marketing of our newly developed products and higher costs associated with being a public company. These costs were partially offset by a decrease in share based compensation related to stock options issued to our employees and consultants of $203,946 and a reduction of costs related to our initial public offering, which was completed in June 2007, of $128,020. We expect general and administrative expenses to increase as a result of the need to hire additional administrative personnel and due to higher legal, accounting, compliance and related expenses associated with being a public company.

Interest Income.  Interest income was $90,124 for the quarter ended June 30, 2008, compared with $66,655 for the same period in 2007. This $23,469 increase was due to higher average cash balances due to completion of our initial public offering completed in June 2007, and higher rates of return during the period ending June 30, 2008.

Interest Expense.  Interest expense was $93 for the quarter ended June 30, 2008 and $14,506 for the same period in the preceding year. Prior to our public offering, this expense consisted largely of a fixed amount on notes payable from our stockholders. The notes payable and accrued interest related to these notes payable was converted into shares of our common stock upon the closing of our initial public offering. Refer to Liquidity and Capital Resources below for further discussion regarding this matter.

Income Taxes. As of June 30, 2008 and 2007, a full valuation allowance has been recorded for the deferred tax assets since we do not believe the recoverability of the deferred income tax assets in the near future is more likely then not. Accordingly, an income tax provision/benefit has not been recognized during the quarters ended June 30, 2008 and 2007.

Six Months Ended June 30, 2008 and June 30, 2007

Revenues.  Revenues were $3,726,379 for the six-months ended June 30, 2008, as compared to $3,115,378 for the comparable period in 2007, an increase of $611,001, or 19.6%. This growth was generated by revenue from our existing pharmaceutical company contracts. For the six-months ended June 30, 2008, two of our clients, GSK and Taiho, accounted for approximately 94% of our revenue, as compared to approximately 74% of our revenue for the six-months ended June 30, 2007.

Cost of Revenues.  Cost of revenues for the six-month period ended June 30, 2008 were $1,824,099 as compared to $2,006,152 for the six-month period ended June 30, 2007, a decrease of $182,053 or 9%. The decrease resulted from a decrease in expense associated with the issuance of stock options to employees and consultants of $123,313 and a decrease in costs associsted with the processing of fluorescence in situ hybridization assays of $284,642 partially offset by increased lab supply and reagent costs of $151,942, increased license fees of $44,355 and increased costs associated with equipment depreciation, warranties and repairs of $38,002.

Research and Development Expenses.  Research and development expenses were $1,308,544 for the six-month period ending June 30, 2008, as compared to $1,237,215 for the same period in 2007, an increase of $71,329 or 6%. This decrease resulted primarily from a decrease in share-based compensation related to stock options issued to employees and consultants of $155,963, a decrease in equipment related costs of $40,208, a reduction in laboratory supplies and reagents of $32,743, partially offset by business consulting costs of $130,704. We expect research and development expenses to increase as we work to develop additional aspects of our technology and to study diagnostic indicators for various forms of cancer.

General and Administrative Expenses.  General and administrative expenses totaled $4,729,356 for the six-month period ended June 30, 2008, as compared to $3,187,882 for the comparable period in 2007, an increase of $1,541,474 or 48%. This increase resulted primarily from $588,943 in expenses incurred to operate our laboratory in Scotland which costs began in April, 2007 an increase in legal fees of $323,876, increased personnel costs of $299,585, increased business consulting expenses of $326,293 related to the marketing of our new products and costs associated with being a public company, and an increase in contract and recruitment services of $103,158. We expect general and administrative expenses to increase as a result of the need to hire additional administrative personnel and due to higher legal, accounting, compliance and related expenses associated with being a public company.

Interest Income.  Interest income was $243,296 for the six-month period ended June 30, 2008, compared with $108,331 for the same period in 2007. This $134,965 increase was due to higher average cash balances due to the completion of our initial public offering in June 2007, and higher rates of return during the period ending June 30, 2008.

Interest Expense.  Interest expense was $2,969 for the six-month period ended June 30, 2008 and $26,756 for the same period in the preceding year. Prior to our initial public offering this expense consisted largely of a fixed amount on notes payable from our stockholders. The accrued interest related to these notes payable was converted into shares of our common stock upon the closing of our initial public offering. Refer to Liquidity and Capital Resources below for further discussion regarding this matter.

Income Taxes. As of June 30, 2007 and June 30, 2008, a full valuation allowance has been recorded for the deferred tax assets since we do not believe the recoverability of the deferred income tax assets in the near future is more likely then not. Accordingly, an income tax provision/benefit has not been recognized during the six months ended June 30, 2007 and 2008.

Liquidity and Capital Resources

We incurred net losses of $3,242,365 and $3,896,719 during the quarter ended June 30, 2007 and the quarter ended June 30, 2008, respectively. Since our inception in September 1999, we have incurred cumulative losses and as of June 30, 2008, we had an accumulated deficit of $24,216,910. We expect that our research and development, and general and administrative expenses will continue to increase and, as a result, we will need to generate significant revenues to achieve profitability.

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

We lease office and laboratory space for our location in Los Angeles under noncancelable operating leases that expire through March 2010. Additionally, in 2007, the Company entered into an agreement to lease office and laboratory space for our operations in Scotland. This is an operating lease which expires in March, 2010. Total rent expense was $281,214 and $317,163 for the six months ended June 30, 2007 and 2008, respectively. Future minimum lease payments aggregate to approximately $1,205,486 over the next three years through the expiration of the leases in 2010. We also lease 180 sq ft of space at 103 South Carroll Street, Suite 2b, Fredrick, Maryland 21701, for administrative purposes. This lease expires on August 31, 2008.

Comparison of Six Months Ended June 30, 2008 and 2007

As of June 30, 2008, we had $15,128,848 in cash and cash equivalents, working capital of $12,994,311 and an accumulated deficit of $24,216,910.

Cash flows from operating activities

During the quarter ended June 30, 2008, the Company generated negative cash flows from operations of $1,268,218 compared to negative cash flows of $1,284,085 from operations in the quarter ended June 30, 2007. The main factors for the decrease of $15,867 are related to a combination of a decrease in receivables, a decrease in prepaid expenses, accounts payable, accrued expenses, accrued payroll, bonus and related liabilities, and deferred revenue.

The decrease in accounts receivable, of $3,573,392, related mainly to one receivable related to an amendment entered into in the fourth quarter of 2007 to the contract with GSK Bio, of $3,059,597, which was received in the first quarter. The Company has not entered into any new agreements in the six months ended June 30, 2008 that require substantial down payments prior to services rendered.

In addition, the Company has had a decrease in deferred revenue of $2,394,056 related to an decrease in advance billings to its customers, along with the recognition of $3,112,899 in deferred revenue for the six months ended June 30, 2008.

The decrease in prepaid expenses and accrued expenses is related to the completion of the IPO process of which the Company was incurring prepaid IPO costs for the first six months of the year ended December 31, 2007, and were offset against the proceeds of our IPO, in June 2007. The current effect of cash outlays for prepaid expenses is related to the Company’s insurance policies.

The change in accrued expenses from the three months ended June 30, 2007 compared to June 30, 2008 is due to less expenses being incurred as a result of the completion of the IPO process in June 2007, which resulted in one time charges that were reimbursed with the proceeds of the IPO. The consistency related to accounts payable is due to the ability of the Company to pay its payables within 30 days of incurring the charges.

The change in accrued payroll, bonus and related liabilities is due to the payment of year end bonuses granted and accrued as of December 31, 2006 of $500,000 and accrued bonuses of $415,000 as of December 31, 2007, which were all paid in the first quarter of the respective subsequent year.

Cash flows from investing activities

Net cash used in investing activities was $621,873 for the six months ended June 30, 2008 and $1,437,657 for the six months ended June 30, 2007. This decrease in the use of cash of $815,784 was attributable to reduced need for capital equipment in our laboratories.

Cash flows from financing activities

       There were no cash flows from financing activities for the period ended June 30, 2008. For the period ended June 30, 2007, net cash provided by financing activities was $17,215,279, as a result of our initial public offering.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 157, “Fair Value Measurements,” and defines fair value, establishes a framework for measuring fair value under U.S. GAAP, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS 157 does not have a material impact on the Company's financial statements.

     In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - an amendment of FASB Statement No. 115 ,” which permits entities to measure many financial instruments and certain other items at fair value, and establishes the presentation and disclosure requirements to facilitate comparisons between entities choosing different measurement attributes for similar types of assets. SFAS 159 is effective for fiscal years ending after November 15, 2007. The adoption of SFAS 159 does not have a material impact on the Company's financial statements.

In December 2007, FASB issued SFAS No. 141(R), “Business Combinations”, an amendment of SFAS No. 141, which improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141(R) applies for all business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We do not expect the adoption of SFAS 141(R) to have a material impact on the Company’s financial statements.

In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51 ,” which amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. We do not expect the adoption of SFAS 160 to have a material impact on the Company’s financial statements.

In March 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” which establishes the disclosure requirements for derivative instruments and for hedging activities. This Statement amends and expands the disclosure requirements of Statement 133 with the intent to provide users of financial statements with an enhanced understanding of derivative instruments and hedging activities. SFAS 61 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. We do not expect the adoption of SFAS 160 to have a material impact on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We do not expect the adoption of SFAS 162 to have a material effect on our consolidated results of operations and financial condition.

Special Note Regarding Forward Looking Statements

Certain statements in this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known or unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of Response Genetics, Inc. to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Specifically, the actions of competitors and customers and our ability to execute our business plan, and our ability to increase revenues is dependent upon our ability to continue to expand our current business and to expand into new markets, general economic conditions, and other factors. You can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continues,” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We undertake no obligations to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by law.

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

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

None.

ITEM 1A. Risk Factors.

Not applicable as we are a smaller reporting company.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Use of Proceeds from Registered Securities; Recent sales of Unregistered Securities

On June 8, 2007 we completed our initial public offering of 3,000,000 shares of our common stock at $7.00 per share, pursuant to a registration statement on Form SB-2 (commission file No. 333-139534), which was delcared effective on June 4, 2007. The managing underwriter of our initial public offering was Maxim Group LLC. Net proceeds from the initial public offering after deducting underwriting commissions and fees but before expenses were $18,950,000. On closing of our initial public offering all of our outstanding shares of our preferred stock, including accrued but unpaid dividends, automatically converted into 4,360,467 shares of our common stock and all of our outstanding notes payable, including accrued but unpaid interest, automatically converted into 152,489 shares of our common stock. Both of these conversions were based on the initial public offering price of $7.00.

We have used and expect to continue use the proceeds from our initial public offering for research and development, business expansion, and working capital and other general purposes. Pending such use, the net proceeds from the offering have been invested in interest-bearing money market accounts. None of the net proceeds from the offering were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10% or more of any class of our equity securities or to any other affiliate, other than in the form of wages or salaries, fees and bonuses paid out in the ordinary course of business. We will retain broad discretion over the use of the net proceeds received from our initial public offering. The timing and amount of our actual expenditures may vary significantly depending on a number of factors, including the successful early clinical development of our lead product candidates, cash flows from operations and the anticipated growth of our business. We have incurred the following costs as they relate to our use of proceeds including research and development costs of $2,526,373, business expansion costs primarily related to the set up and operation of our European lab of $2,007,049, and $606,686 of cost primarily related to establish and continue investor relations, public relations, and marketing activities necessary for a public company.

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4. Submission of Matters to a Vote of Security Holders.

The following matters were submitted to a vote of our stockholders at our 2008 Annual Meeting of Stockholders held on June 17, 2008 and approved by the requisite vote of our stockholders as follows:

1.
To elect Tom DeMeester, M.D., Kathleen Danenberg, Hubertus Spierings, Gary D. Nusbaum, John C. Ferrara, Michael Serruya, David M. Smith, David R. Gandara, M.D., and Kirk K. Calhoun as Directors of the Company for a one year term.

	Number of Shares
Nominee	For	Against	Withheld	Broker Non-Vote
Tom DeMeester, M.D	6,486,422		95,400
Kathleen Danenberg	6,490,222		91,600
Hubertus Spierings	6,490,722		91,100
Gary D. Nusbaum	6,490,722		91,100
John C. Ferrara	6,490,722		91,100
Michael Serruya	6,490,722		91,100
David M. Smith	6,490,722		91,100
David R. Gandara, M.D.	6,490,222		91,600
Kirk K. Calhoun	6,485,922		95,900

2.
The ratification of the selection by the audit committee of our Board of Directors of Singer Lewak LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008.

Number of Shares
For	Against	Abstain	Broker Non-Vote
6,555,454	25,967	400	0

The number of shares of our common stock eligible to vote as of the record date of May 6, 2008 was 10,239,276 shares.

ITEM 5. Other Information.

None.

ITEM 6. Exhibits.

31.1	Certification of Principal Executive Officer pursuant to Section 302.

31.2	Certification of Principal Financial Officer pursuant to Section 302.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESPONSE GENETICS, INC.

DATE: August 14, 2008	By:	/s/ Kathleen Danenberg
Kathleen Danenberg
President and Chief Executive Officer (Principal Executive Officer)

DATE: August 14, 2008	By:	/s/ Thomas Stankovich
Thomas Stankovich
Chief Financial Officer (Principal Financial Officer)