Form 10-Q
period 2008-09-30
RESPONSE GENETICS INC
filed 2008-11-14
CIK 1124608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

On November 14, 2008, there were 10,239,276 shares of common stock, $.01 par value per share, issued and outstanding.

Response Genetics, Inc.

Form 10-Q
Table of Contents

		Page
		Number
Part I.	Financial Information

Item 1.	Financial Statements
	Consolidated Balance Sheets — December 31, 2007 and September 30, 2008	1

	Unaudited Consolidated Statements of Operations— Three and nine months ended September 30, 2007 and 2008	2

	Unaudited Consolidated Statements of Cash Flow — Nine months ended September 30, 2007 and 2008	3

	Notes to Unaudited Consolidated Financial Statements	4 - 20

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	21

Item 3.	Qualitative and Quantitative Disclosures About Market Risk	30

Item 4T.	Controls and Procedures	30

Part II.	Other Information

Item 1.	Legal Proceedings	30

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3.	Defaults Upon Senior Securities	31

Item 4.	Submission of Matters to a Vote of Security Holders	31

Item 5.	Other Information	31

Item 6.	Exhibits	31

Signatures
Exhibit Index
	EX-31.1
	EX-31.2
	EX-32.1
	EX-32.2

ii

RESPONSE GENETICS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2007	September 30, 2008
		(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$17,024,209	$12,274,510
Accounts receivable, net of contractual allowances	4,206,765	708,063
Prepaid expenses and other current assets	562,403	596,854
Total current assets	21,793,377	13,579,427
Property and equipment, net	2,593,303	2,750,658
Other assets	27,353	70,102
Total assets	$24,414,033	$16,400,187
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$234,705	$710,837
Accrued expenses	305,517	454,995
Accrued royalties	264,551	475,437
Accrued payroll, bonus and related liabilities	521,123	244,750
Deferred revenue	4,706,045	1,898,883
Total current liabilities	6,031,941	3,784,902
Deferred revenue, net of current portion	3,276,317	2,499,364
Total liabilities	9,308,258	6,284,266
Commitments and contingencies
Stockholders’ equity
Common stock, $0.01 par value; 50,000,000 shares authorized; 10,239,276 shares issued and outstanding at December 31, 2007 and September 30, 2008	102,393	102,393
Additional paid-in capital	35,356,569	36,542,602
Accumulated deficit	(20,320,191)	(26,412,627)
Accumulated other comprehensive loss	(32,996)	(116,447)
Total stockholders’ equity	15,105,775	10,115,921
Total liabilities and stockholders’ equity	$24,414,033	$16,400,187

The accompanying notes are an integral part of these consolidated financial statements.

RESPONSE GENETICS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Revenue, net	$2,239,653	$1,957,030	$5,355,031	$5,683,409
Operating expenses:
Cost of revenue	910,090	1,025,383	2,916,242	2,849,482
General and administrative	1,777,617	2,790,658	4,965,499	7,520,014
Research and development	651,536	410,469	1,888,751	1,719,013
Total operating expenses	3,339,243	4,226,510	9,770,492	12,088,509
Operating (loss)	(1,099,590)	(2,269,480)	(4,415,461)	(6,405,100)
Other income (expense):
Interest expense	(98)	(58)	(26,854)	(3,027)
Interest income	216,933	76,087	325,264	319,383
Other	—	(2,266)	—	(3,692)
Loss before income taxes	(882,755)	(2,195,717)	(4,117,051)	(6,092,436)
Provision for income taxes	16,232	—	24,301	—
Net loss	(898,987)	(2,195,717)	(4,141,352)	(6,092,436)
Preferred stock dividends	—	—	412,625	—
Net loss attributable to common stockholders	$(898,987)	$(2,195,717)	$(4,553,977)	$(6,092,436)
Net loss per share — basic	$(0.09)	$(0.21)	$(0.78)	$(0.60)
Net loss per share — diluted	$(0.09)	$(0.21)	$(0.78)	$(0.60)
Weighted-average shares — basic	10,239,276	10,239,276	5,875,132	10,239,276
Weighted-average shares — diluted	10,239,276	10,239,276	5,875,132	10,239,276

The accompanying notes are an integral part of these consolidated financial statements.

RESPONSE GENETICS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2007	2008
Cash flows from operating activities:
Net loss	$(4,141,351)	$(6,092,436)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	394,094	524,431
Share-based compensation	1,241,599	1,186,033
Loss on sale of property and equipment	—	1,427
Changes in operating assets and liabilities:
Accounts receivable, net	(431,985)	3,498,702
Prepaid expenses and other current assets	(219,215)	(34,451)
Other assets	—	(42,749)
Accounts payable	177,741	476,132
Accrued expenses	252,325	149,478
Accrued royalties	22,164	210,886
Accrued payroll and related liabilities	(399,485)	(276,373)
Accrued interest on notes payable to stockholders	21,394	—
Deferred revenue	565,162	(3,584,115)
Net cash used in operating activities	(2,517,557)	(3,983,035)
Cash flows from investing activities:
Purchase of property and equipment	(1,754,864)	(683,213)
Net cash used in investing activities	(1,754,864)	(683,213)
Cash flows from financing activities:
Net proceeds from issuance of common stock	17,198,555	—
Net cash provided by financing activities	17,198,555	—
Effect of foreign exchange rates on cash and cash equivalents	12,570	(83,451)
Net increase (decrease) in cash and cash equivalents	12,938,704	(4,749,699)
Cash and cash equivalents:
Beginning of period	4,930,123	17,024,209
End of period	$17,868,827	$12,274,510
Cash paid during the period for:
Income taxes	$800	$39,000
Interest	$5,460	$3,027

The accompanying notes are an integral part of these consolidated financial statements.

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization, Operations and Basis of Accounting

Response Genetics, Inc. (the “Company”) was incorporated in the state of Delaware on September 23, 1999 as Bio Type, Inc. for the purpose of providing unique molecular profiling services of tumor tissue that has been formalin-fixed and embedded in paraffin wax. In August 2000, the Company changed its name to Response Genetics, Inc.   In November 2006, the Company established Response Genetics Ltd., a wholly owned subsidiary in Edinburgh, Scotland.

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

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization, Operations and Basis of Accounting  - (continued)

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the fiscal year. The financial statements should be read in conjunction with the Company’s Audited December 31, 2007 and 2006 consolidated financial statements and accompanying notes included in the Company’s Form 10-KSB previously filed with the SEC.

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

Accounts Receivable

Clinical Accounts Receivable

The Company invoices its clients as specimens are processed and any other contractual obligations are met. The Company’s contracts with clients typically require payment within 45 days of the date of invoice. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its clients to make required payments. The Company specifically analyzes accounts receivable and historical bad debts, client credit, current economic trends and changes in client payment trends when evaluating the adequacy of the allowance for doubtful accounts. Account balances are charged-off against the allowance when it is probable the receivable will not be recovered. To date, the Company’s clients have primarily been large pharmaceutical companies. As a result, bad debts to date have been minimal. There were no allowances for doubtful accounts recorded at December 31, 2007 and September 30, 2008.

Patient Accounts Receivable

Patient accounts receivable is recorded at established billing rates less an estimated billing adjustment, based on reporting models utilizing historical cash collection percentages and updated for current effective reimbursement factors from third party payers and patients. Management performs ongoing evaluations of account receivable balances based on management’s evaluation of historical experience and current industry trends. Management believes that its accounts receivable at September 30, 2008 is correctly recorded and no allowance for doubtful accounts is currently needed. Although the Company expects to collect amounts due, actual collections may differ from estimated amounts.

Patient accounts receivable as of September 30, 2008 consisted of the following:

September 30, 2008
Gross Medicare receivable	$167,216
Gross private patients and insurance	218,586
Gross patients accounts receivable	385,802
Less contractual allowances	(330,063)

Net patient accounts receivable	$55,739

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

We recognize a portion of product revenue from our ResponseDX tests invoiced to Medicare on an accrual basis and to third-party payors, including private payors on a cash basis. We have received our Medicare provider number which allows us to invoice and collect from Medicare. Our invoicing to Medicare is primarily based on amounts allowed by Medicare for the service provided as defined by Common Procedural Terminology (CPT) codes. We recognize revenue from third party and private payors currently on a cash basis until a collection history can be determined. Until we are reasonably assured about a pattern of collections we will continue to record revenues from third party payors of ResponseDx on a cash basis.

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

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies - (continued)

Income Taxes - (continued)

The Company adopted the Financial Accounting Standards Board's Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48") effective January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. At the date of adoption, and as of December 31, 2007 and September 30, 2008, the Company does not have a liability for unrecognized tax benefits.

Stock-Based Compensation

The Company accounts for stock-based compensation under the guidance of  Statement of Financial Accounting Standards No. 123(R), “Share-Based Payments,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards based on estimated fair values.

Under the modified prospective method of SFAS No. 123(R), compensation expense is recognized for all stock-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and compensation expense for all stock based payments granted after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company’s financial results for the prior periods have not been restated. Stock-based compensation expense recognized under SFAS 123(R) was $366,804 and $538,850 for the three months ended September 30, 2007 and 2008, respectively and $1,241,599 and $1,186,033 for the nine months ended September 30, 2007 and 2008, respectively. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (“EITF 96-18”). Under EITF 96-18, stock option awards issued to non-employees are accounted for at fair value using the Black-Scholes option-pricing model.

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

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  - (continued)

Comprehensive Income (Loss)

Comprehensive income (loss) encompasses the change in equity from transactions and other events and circumstances from non-owner sources and the Company’s net income (loss). Accumulated other comprehensive loss is comprised of foreign currency translation adjustments for the year ended December 31, 2007 and for the three and nine months ended September 30, 2008.

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

Concentration of Credit Risk and Clients and Limited Suppliers

Cash and cash equivalents consist of financial instruments that potentially subject the Company to concentrations of credit risk to the extent recorded on the balance sheets. The Company maintains cash in United States financial institutions in excess of Federal Deposit Insurance Corporation limitations. In addition, the Company has invested its excess cash in money market instruments which are not insured under the Federal Deposit Insurance Corporation. The Company has not incurred any losses on these cash balances as of September 30, 2008. At December 31, 2007 and September 30, 2008, the Company had cash on deposit that was in excess of the federally insured limit of $250,000. At September 30, 2008, approximately $326,327 of cash was held outside of the United States.

Clients that account for greater than 10 percent of revenue are provided below.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2008		2007		2008
	Revenue	Percent of Total Revenue	Revenue	Percent of Total Revenue	Revenue	Percent of Total Revenue	Revenue	Percent of Total Revenue
Taiho Pharmaceutical	$703,975	31%	$356,300	18%	$1,454,300	27%	$1,183,575	21%
Eli Lilly and Company	$443,700	20%	$-	-%	$558,700	10%	$-	-%
GlaxoSmithKline	$680,782	30%	$393,233	20%	$2,251,148	42%	$1,024,531	18%
GlaxoSmithKline Biologicals	$330,039	15%	$1,070,160	55%	$622,751	12%	$3,108,309	55%

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  - (continued)

Concentration of Credit Risk and Clients and Limited Suppliers - (continued)

Clients that account for greater than 10 percent of accounts receivable are provided below.

	As of December 31, 2007		As of September 30, 2008
			(Unaudited)
	Receivable Balance	Percent of Total Receivables	Receivable Balance	Percent of Total Receivables
Taiho Pharmaceutical	$396,100	9%	$325,725	40%
GlaxoSmithKline	$567,139	13%	$273,333	33%
GlaxoSmithKline Biologicals	$3,059,597	73%	$—	—%

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

Recent Accounting Pronouncements

     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 157, “Fair Value Measurements,” and defines fair value, establishes a framework for measuring fair value under U.S. GAAP, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS 157 did not have a material impact on the Company's financial statements.

     In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - an amendment of FASB Statement No. 115,” which permits entities to measure many financial instruments and certain other items at fair value, and establishes the presentation and disclosure requirements to facilitate comparisons between entities choosing different measurement attributes for similar types of assets. SFAS 159 is effective for fiscal years ending after November 15, 2007. The adoption of SFAS 159 did not have a material impact on the Company's financial statements.

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

In March 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133,” which establishes the disclosure requirements for derivative instruments and for hedging activities. This Statement amends and expands the disclosure requirements of Statement 133 with the intent to provide users of financial statements with an enhanced understanding of derivative instruments and hedging activities. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. We do not expect adoption of SFAS 161 to have a material impact on the Company’s financial statements.

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

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3. Property and Equipment

Property and equipment consists of the following:

	December 31, 2007	September 30, 2008
		(Unaudited)
Laboratory equipment	$3,657,668	$4,246,279
Furniture and equipment	801,273	669,897
Leasehold improvements	141,135	183,514
Total	4,600,076	5,099,690
Less: Accumulated depreciation and amortization	(2,006,773)	(2,349,032)
Total property and equipment, net	$2,593,303	$2,750,658

Depreciation expense for the three months ended September 30, 2007 and 2008 was $193,523 and $185,234, respectively, and for the nine months ended September 30, 2007 and 2008 was $394,094 and $524,431, respectively.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consists of the following:

	December 31, 2007	September 30, 2008 (Unaudited)
Prepaid insurance	$128,766	$178,043
Prepaid maintenance contracts	237,277	189,537
Other	196,360	229,274
	$562,403	$596,854

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

The following table sets forth the computation for basic and diluted loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Numerator:
Net loss	$(898,986)	$(2,195,716)	$(4,141,351)	$(6,092,436)
Series B convertible preferred stock dividends	—	—	(412,625)	—
Numerator for basic earnings per share - income (loss) available to common stockholders	(898,986)	(2,195,716)	(4,553,976)	(6,092,436)
Numerator for diluted earnings per share — income (loss) available to common stockholders	$(898,986)	$(2,195,716)	$(4,553,976)	$(6,092,436)
Denominator:
Denominator for basic earnings per share — weighted-average shares	10,239,276	10,239,276	5,875,132	10,239,276
Effect of dilutive securities:
Dilutive potential common shares	—	—	—	—
Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	10,239,276	10,239,276	5,875,132	10,239,276
Basic earnings (loss) per share	$(0.09)	$(0.21)	$(0.78)	$(0.60)
Diluted earnings (loss) per share	$(0.09)	$(0.21)	$(0.78)	$(0.60)

Total outstanding stock options and warrants to purchase 1,225,690 shares and 1,762,990 shares for the periods ended September 30, 2007 and 2008, respectively, were excluded from the calculation of diluted loss per share as their effect would have been antidilutive. The assumed conversion of the Series A Junior Convertible Preferred Stock and the Series B Convertible Preferred Stock were excluded from the calculation of diluted loss per share for the period ended September 30, 2007 as their effect would have been antidilutive.

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6. Commitments and Contingencies

Operating Leases

The Company leases office and laboratory space under a noncancelable operating lease that expires on January 31, 2010. The lease contains two two-year options to extend the term of the lease and contains annual scheduled rate increases tied to the Consumer Price Index for the Los Angeles/Long Beach California metropolitan area. In March 2007, the Company entered into a noncancelable operating lease, which expires in March 2010, for office and laboratory space in Scotland. The Company also leases space at 103 South Carroll Street, Suite 2b, Fredrick, Maryland 21701, for administrative purposes. This lease expires on August 31, 2009.

Total rent expense was $75,405 and $163,880 for the three months ended September 30, 2007 and 2008, respectively and was $226,215 and $481,043 for the nine months ended September 30, 2007 and 2008, respectively.

Future minimum lease payments by year and in the aggregate, under the Company’s committed obligations to noncancelable operating leases, consist of the following:

Year Ending December 31,
Remainder of 2008	$165,027
2009	677,730
2010	197,703
Total	$1,040,460

Agreements with Suppliers

The Company purchases certain supplies from Applied Biosystems, Affymetrix Inc., DxS Diagnostic Innovations, and Invitrogen Corporation. Purchases from these companies accounted for approximately 95% and 85% of the Company’s reagent purchases for the nine months ended September 30, 2007 and 2008, respectively.

Under the supply agreement with Affymetrix, the Company is required to pay an annual subscription fee and has access at predetermined prices to various probes, arrays, software and reagents necessary to support the Company’s work.

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

In consideration for this license, the Company agreed to pay to USC royalties based on a percentage of the revenues generated by the use of RGI-1 and related technology. Royalty expense relating to this agreement amounted to $42,413 and $17,525 for the quarter ended September 30, 2007 and 2008, respectively, and $89,359 and $58,105 for the nine months ended September 30, 2007 and 2008, respectively.

License Agreement with Roche Molecular Systems (“Roche”)

In July 2001, the Company entered into a diagnostic services agreement with Roche to provide the Company with access to Roche’s patented PCR technology. In November 2004, this agreement was replaced by a non-exclusive license to use Roche’s PCR, homogenous PCR, and reverse transcription PCR processes. In consideration for these rights, the Company is obligated to pay royalties to Roche, based on a percentage of net sales of products or services that make use of the PCR technology. Royalty expense relating to this agreement amounted to $58,064 and $77,637 for the quarters ended September 30, 2007 and 2008, respectively, and $122,468 and $236,473 for the nine months ended September 30, 2007 and 2008, respectively.

In November 2004, the Company entered into an agreement with Roche, pursuant to which the Company is collaborating with Roche to produce commercially viable assays used in the validation of genetic markers for pharmaceutical companies. Specifically, the Company has licensed the rights to Roche to use the pre-diagnostic assays the Company develops in the course of using its RNA-extraction technologies to provide testing services to pharmaceutical companies and to produce diagnostic kits that then can be sold commercially to those pharmaceutical companies. Roche is required to pay the Company royalties of a certain percentage of net sales of such diagnostic kits sold to pharmaceutical companies. Through September 30 2008, Roche has not been required to pay any royalties to the Company pursuant to this agreement.

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

Taiho is obligated to purchase a minimum amount of testing services from the Company each calendar quarter. Revenue recognized under this agreement was $703,975 and $356,300 for the quarter ended September 30, 2007 and 2008, respectively, and $1,454,300 and $1,183,575 for the nine months ended September 30, 2007 and 2008, respectively.

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7. License and Collaborative Agreements  - (continued)

Services Agreement with SmithKline Beecham Corporation (d.b.a. GlaxoSmithKline or “GSK”)

In January 2006, the Company entered into an agreement with GSK pursuant to which the Company provides services in connection with profiling the expression of various genes from a range of human cancers. Under the agreement, the Company will provide GSK with testing services as described in individual protocols and GSK will pay the Company for such services based on the pricing schedule established for each particular protocol. GSK is obligated to make minimum annual payments to the Company under the agreement and also was obligated to make a non-refundable upfront payment to the Company, to be credited against work undertaken pursuant to the agreement. In January 2006, the Company received an upfront payment of $2,000,000. The contract also provides for minimum annual assay testing requirements over a three year period ending January 2009. The minimum amount of revenue to be recognized during the term, which will expire in January 2009, will be $6,500,000. The timing of the recognition of these amounts is dependent upon when GSK submits the specimens for testing. The Company recognized $680,782 and $393,233 of revenue during the quarters ended September 30, 2007 and 2008, respectively, and $2,251,148 and $1,024,531 for the nine months ended September 30, 2007 and 2008, respectively.

The initial terms of the agreement will extend until January 2009, at which point, GSK has the right to extend the agreement for up to two one-year periods. Subsequently, the parties have the option to extend the agreement for one-year renewal periods upon their mutual written consent.

Master Laboratory Test Services Agreement with GlaxoSmithKline Biologicals (“GSK Bio”)

In December 2006, the Company entered into an agreement with GSK Bio pursuant to which it will provide testing services, principally in relation to profiling the expression of various genes from a range of human cancers. The Company will conduct the testing services on tissue specimens provided by GSK Bio. The agreement required that GSK Bio make an upfront payment of $2,620,000, which was received by the Company in December 2006. The agreement further specifies that GSK Bio will pay annual minimum payments in 2007, 2008 and 2009 and that the upfront payment made in December 2006 will be credited against the annual minimum payments in 2007 and 2008. The agreement also provides that any differences between the annual minimum payments made in 2007, 2008 or 2009 and the amounts due to the Company for testing services performed on specimens submitted by GSK Bio during the three years ending December 31, 2009 be credited towards services performed during the year ending December 31, 2010, the final year of the agreement. The minimum amount of revenue to be recognized during the term of this contract, which will expire in December 2010, is approximately $7,300,000. In December 2007 the Company amended its agreement with GSK Bio whereby GSK Bio would make the remaining minimum payments under the agreement in one lump sum. This payment was received in January 2008. The timing of the recognition of these amounts is dependent upon when GSK submits the specimens for testing. The Company recognized $330,039 and $1,070,159 of revenue under this agreement during the quarters ended September 30, 2007 and 2008, respectively, and $622,751 and $3,108,309 for the nine months ended September 30, 2007 and 2008, respectively.

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

This agreement has an initial term of five years, with an automatic renewal for an additional three-year term unless either party gives 90 days notice in advance of the renewal date of its intent not to renew. Pursuant to the agreement, SBC will receive a percentage of the gross margin, as defined in the agreement, collected from the Company’s clients in China as compensation for its testing services performed. For the period ended September 30, 2008, no testing services have performed.

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

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8. Stock Option Plan

In March 2000, the Company adopted a Stock Option Plan (the “2000 Plan”) as approved by its board of directors. Under the 2000 Plan, the Company may grant options to acquire up to 1,600,000 shares of common stock. In connection with the adoption of the 2006 Employee, Director and Consultant Stock Plan, as further discussed below, the Company will grant no additional options under its 2000 Plan under which options to purchase 194,000 shares remained outstanding as of September 30, 2008. Although no more options may be granted under the 2000 Plan, the terms of the 2000 Plan continue to apply to all outstanding options. The Company also granted options to purchase 16,000 shares of common stock to two consultants which were granted under separate agreements outside of the 2000 Plan.

On October 26, 2006, the Board of Directors of the Company approved, and on May 1, 2007, reapproved, the adoption of the 2006 Employee, Director and Consultant Stock Plan (the “2006 Stock Plan”). The stockholders approved the 2006 Stock Plan on June 1, 2007. Under this plan, the Company may grant up to a maximum of 2,160,000 options to purchase the Company’s common stock. As of September 30, 2008, there were 707,010 options available to grant under the 2006 Stock Plan.

Employee options vest according to the terms of the specific grant and expire 10 years from the date of grant. Non-employee option grants to date vest typically over a 2 to 3 year period. The Company had 1,662,990 options outstanding at a weighted average exercise price of $6.24 at September 30, 2008. There were 937,242 nonvested stock options with a weighted average grant date exercise price of $5.28 outstanding at September 30, 2008.

The Company estimated share-based compensation expense for the period ended September 30, 2008 using the Black-Scholes model with the following weighted average assumptions:

Nine Months Ended September 30, 2008
Risk free interest rate	3.54 - 5.03%
Expected dividend yield	—
Expected volatility	65.28 - 77.4%
Expected life (in years)	7

The following table summarizes the stock option activity for the nine months ended September 30, 2008:

	Number of Shares	Weighted Average Exercise Price
Outstanding, December 31, 2007	1,160,190	$7.62
Granted (Unaudited)	532,800	$3.27
Exercised (Unaudited)	—	$—
Forfeited (Unaudited)	(30,000)	$7.00
Outstanding, September 30, 2008 (Unaudited)	1,662,990	$6.24
Exercisable, September 30, 2008 (Unaudited)	725,748	$7.47

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8. Stock Option Plan  - (continued)

The following table provides information for options that were outstanding and exercisable as of September 30, 2008:

	Options Outstanding			Options Exercisable
Exercise Prices	Number	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$11.25	184,000	2.22	$11.25	184,000	$11.25
$7.00	923,190	8.51	$7.00	425,840	$7.00
$3.05-$4.99	555,800	9.82	$3.31	115,908	$3.21
	1,662,990	8.25	$6.24	725,748	$7.47

The weighted average exercise prices, remaining contractual lives and aggregate intrinsic value for options granted, exercisable and expected to vest as of September 30, 2008 were as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding	1,662,990	$6.24	8.25	$—
Expected to vest	890,380	$5.28	9.22	$—
Exercisable	725,748	$7.47	7.00	$—

Aggregate intrinsic value excludes those options that are “not-in-the-money” as of September 30, 2008. Awards that are expected to vest take into consideration estimated forfeitures for awards not yet vested.

Information about stock-based compensation included in the results of operations for the periods ended September 30, 2007 and 2008 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30
	2007	2008	2007	2008
Cost of revenue	$58,631	$78,216	$350,473	$223,511
General and administrative	275,193	439,229	682,221	876,919
Research and development	32,980	21,405	208,905	85,603
Totals	$366,804	$538,850	$1,241,599	$1,186,033

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

The following table summarizes all common stock warrant activity during the nine months ended September 30, 2008:

	Number of Shares	Weighted Average Price
Outstanding, December 31, 2007	100,000	$7.70
Granted (Unaudited)	—	—
Exercised (Unaudited)	—	—
Cancelled (Unaudited)	—	—
Outstanding, September 30, 2008 (Unaudited)	100,000	$7.70
Exercisable, September 30, 2008 (Unaudited)	100,000	$7.70

The following table summarizes information about the warrants outstanding at September 30, 2008:

Exercise Price	Warrants Outstanding	Remaining Contractual Life (years )
$7.70	100,000	5.00
	100,000

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

10. Income Taxes

Deferred income taxes result from temporary differences between income tax and financial reporting computed at the effective income tax rate. The Company has established a valuation allowance against its net deferred tax asset due to the uncertainty surrounding the realization of such asset. Management periodically evaluates the recoverability of the net deferred tax assets. At such time it is determined that it is more likely than not that net deferred tax assets are realizable, the valuation allowance will be reduced.

The Company adopted the Financial Accounting Standards Board’s Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”) effective January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. At the date of adoption, and as of December 31, 2007 and September 30, 2008, the Company does not have a liability for unrecognized tax benefits.

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

12. Related Party Transactions

While employed at USC, Kathleen Danenberg, president, chief executive officer and director, developed and patented (United States Patent 6,248,535; Danenberg , et al., Method For Isolation of RNA From Formalin-Fixed Paraffin-Embedded Tissue Specimens) an extraction method that allowed reliable and consistent isolation of RNA from FFPE suitable for RT-PCR. USC retains ownership of this patent but has exclusively licensed this technology to the Company. In consideration for this license, the Company is obligated to pay royalties to USC, as a percentage of net sales of products or services using the technology, and to meet a certain minimum in royalty payments. Pursuant to USC policy, the inventors of technology owned by the University and then licensed for commercialization are paid a portion of royalties received by the University from the licensed technology. USC therefore pays a portion of royalties received from the Company to Ms. Danenberg in recognition of her invention. Amounts paid to Ms. Danenberg amounted to $34,658 and $29,993 for the nine months ended September 30, 2007 and 2008, respectively.

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

The following enterprise wide disclosure was prepared on a basis consistent with the preparation of the financial statements. The following tables contain certain financial information by geographic area:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue:	2007	2008	2007	2008
United States	$1,205,039	$472,208	$3,277,980	$1,391,524
Europe	330,039	1,070,159	622,751	3,108,310
Japan	703,975	356,300	1,454,300	1,183,575
	$2,239,053	$1,898,667	$5,355,031	$5,683,409

Long-lived assets:	December 31, 2007	September 30, 2008 (Unaudited)
United States	$3,125,371	$3,290,687
United Kingdom	1,474,705	1,524,310
Japan	—	284,692
	$4,600,076	$5,099,689

14. Net Patient Service Revenue

Net patient service revenue for the three and nine months ended September 30, 2008 were comprised of the following:

	Three months	Nine months
	Ended September 30	Ended September 30
Gross patient service revenue	$388,660	$388,660

Contractual allowances	(330,063)	(330,063)

Net patient service revenue	$58,597	$58,597

There were no net patient service revenues recorded in 2007.

Cost-Containment Measures

Both government and private pay sources have instituted cost-containment measures designed to limit payments made to providers of health care services, and there can be no assurance that future measures designed to limit payments made to providers will not adversely affect the Company.

Regulatory Matters

Laws and regulations governing Medicare programs are complex and subject to interpretation. Compliance with such laws and regulations can be subject to future governmental review and interpretation, as well as significant regulatory action including fines, penalties and exclusions from certain governmental programs. The Company believes that it is in compliance with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing.

A portion of the Company’s revenues are derived from Medicare for which reimbursement rates are subject to regulatory changes and government funding restrictions. Although the Company is not aware of any significant future rate changes, significant changes to the reimbursement rates could have a material effect on the Company’s operations.

Item 2: Managements Discussions and Analysis

The following discussion of our financial condition and results of operation should be read in conjunction with our unaudited financial statements and related notes to the financial statements included elsewhere in this Quarterly Report on Form 10-Q as of September 30, 2008 and our audited consolidated financial statements for the years ended December 31, 2007 and 2006 included in our Annual Report on Form 10-KSB previously filed with the SEC. This discussion contains forward-looking statements that relate to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward looking statements.

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

Clinical studies have shown that not all cancer chemotherapy works effectively in every patient, and that a number of patients receive therapy that has no benefit to them and may potentially even be harmful. Our goal is to provide cancer patients and their physicians with a means to make informed, individualized treatment decisions based on genetic analysis of tumor tissues. Our pharmacogenomic analysis of clinical trial specimens for the pharmaceutical industry may provide data that will lead to a better understanding of the molecular basis for response to specific drugs and, therefore lead to individualized treatment. We are focusing our efforts in the following areas:

•	Commercialization our ResponseDX ™ tests;

•	Developing additional diagnostic tests for assessing the risk of cancer recurrence, prediction of chemotherapy response and tumor classification in cancer patients;

•
Expanding our pharmacogenomic testing services business into and creating a standardized and integrated testing platform in the major markets of the healthcare industry, including outside of the United States.

Our patented technologies enable us to reliably and consistently extract the nucleic acids RNA and DNA from tumor specimens that are stored as formalin-fixed and paraffin-embedded, or FFPE, specimens and thereby to analyze genetic information contained in these tissues. This is significant because the majority of patients diagnosed with cancer have a tumor biopsy sample stored in paraffin, while only a small percentage of patients’ tumor specimens are frozen. Our technologies also enable us to use the FFPE patient biopsies for the development of diagnostic tests. To our knowledge, we were the first company to generate clinically relevant information regarding the risks of recurrence of cancer or chemotherapy response using approximately 30,000 genes available from microarray profiling of FFPE specimens.

ResponseDX™

The outcome of cancer chemotherapy is highly variable due to genetic differences among patients. Some patients respond well with tumor shrinkage and increase in life span. Other patients do not obtain benefit from the same therapy but may still experience toxic side effects as well as delay in effective treatment and psychological trauma.

At present most chemotherapy regimens are administered without any pre-selection of patients on the basis of their particular genetics. However recent development of very sensitive molecular technologies has enabled researchers to identify and measure genetic and biochemical factors in patients’ tissues that can predict the probability of success or failure of many currently used anti-cancer agents. In order to increase the chances of a better chemotherapy outcome for cancer patients, we are developing genetic tests that will measure predictive factors for tumor response in tumor tissue samples. We have begun offering tests for non-small cell lung cancer (NSCLC) (ResponseDX: Lung ™ ) and colorectal cancer (CRC) (ResponseDX: Colon ™ ) patients’ tumor tissue through our laboratory located in Los Angeles, California, which is registered under the Clinical Laboratory Improvement Amendments of 1988 (CLIA), and we anticipate offering additional tests for esophageal and pancreatic cancer in the future. These tests are proprietary based tests which serve to help oncologists make optional therapeutic decisions for cancer patients. The results from our tests can help oncologists choose among chemotherapy regimens to treat their cancer patients. On September 29, 2008, we announced an exclusive agreement with NeoGenomics Laboratories (OTCBB: NGNM) whereby NeoGenomics will offer our proprietary ResponseDx: Colon and ResponseDx: Lung tests nationwide. Under the terms of the agreement NeoGenomics will be the national exclusive clinical reference laboratory authorized to offer our proprietary tests through NeoGenomics national sales force and our newly formed sales team.

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

There are no assurances that we will be able to continue making its current ResponseDX tests available, or make additional ResponseDX tests available; will be able to develop and commercialize tests of other types of cancer; or will be able to expand our pharmacogenomic testing service business.

We anticipate that, over the next 12 months, a substantial portion of our capital resources and efforts will be focused on research and development to bring to market a series of diagnostic tests for cancer patients, to establish laboratories overseas in collaboration with certain of our current pharmaceutical clients and for other general corporate purposes.

Research and development expenses represented 19.3% and 14.2% of our total operating expenses for the nine months ended September 30, 2007 and September 30, 2008, respectively, and 19.5% and 9.7% for the three months ending September 30, 2007 and September 30, 2008, respectively. Major components of the $1,719,013 in research and development expenses for the nine-month period ended September 30, 2008 included supplies and reagents for our research activities, personnel costs, occupancy costs, equipment warranties and service, patent fees, insurance, business consulting and sample procurement costs.

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

Revenue Recognition

Revenues are derived from services provided to pharmaceutical companies and from revenues generated from our ResponseDX tests. Revenue is recognized in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition, which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred and title and the risks and rewards of ownership have been transferred to the client or services have been rendered; (3) the price is fixed or determinable; and (4) collectability is reasonably assured.

Revenues from pharmaceutical company contracts are recorded on an accrual basis as the contractual obligations are completed and as a set of assays is processed through our laboratory under a specified contractual protocol. Certain contracts have minimum assay requirements that, if not met, result in payments that are due upon the completion of the designated period. In these cases, revenues are recognized when the end of the specified contract period is reached.

On occasion, we may enter into a contract that requires the client to provide an advance payment for specimens that will be processed at a later date. In these cases, we record this advance as deferred revenue and recognize the revenue as the specimens are processed or at the end of the contract period, as appropriate.

We recognize a portion of product revenue from our ResponseDX tests invoiced to Medicare on an accrual basis and to third-party payors, including private payors on a cash basis. We have received our Medicare provider number which allows us to invoice and collect from Medicare. Our invoicing to Medicare is primarily based on amounts allowed by Medicare for the service provided as defined by Common Procedural Terminology (CPT) codes. We recognize revenue from third party and private payors currently on a cash basis until a collection history can be determined. Until we are reasonably assured about a pattern of collections we will continue to record revenues from third party payors of ResponseDx on a cash basis. We continue to process samples for ResponseDx testing services. Currently we are processing more samples for ResponseDx testing services than revenue is being recorded. This is primarily due to timing and recognition of revenue from third party payors until a collection history can be established.

We are subject to potentially significant variations in the timing of revenue recognized from period to period due to a variety of factors including: (1) the timing of when specimens are submitted to us for testing; and (2) the specific terms, such as minimum assay requirements in any given period, advance payment requirements, and terms of agreements, as set forth in each contract we have with significant clients.

License Fees

We have licensed technology for the extraction of RNA and DNA from FFPE tumor specimens from USC in exchange for royalty fees on revenue generated by use of this technology. These royalties are calculated as a fixed percentage of revenue that we generate from use of the technology licensed from USC. Total license fees due under the royalty agreement to USC were $89,359 and $57,781 for the nine-month period ended September 30, 2007 and September 30, 2008, respectively, and $42,413 and $17,201 for the three-month period ended September 30 2007 and September 30, 2008, respectively. We also maintain a non-exclusive license to use Roche’s polymerase chain reaction (PCR), homogenous PCR, and reverse transcription PCR processes. We pay Roche a fixed percentage royalty fee for revenue that we generate through use of this technology. Royalties due under this agreement totaled $122,468 and $236,473 for the nine-month period ended September 30, 2007 and September 30, 2008, respectively, and $58,044 and $77,637 for the three months ended September 30, 2007 and September 30, 2008, respectively. These royalties are recorded as a component of cost of revenues in the statements of operations.

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

Accounts Receivable

We invoice our pharmaceutical clients as specimens are processed and any other contractual obligations are met. Our contracts with pharmaceutical clients typically require payment within 45 days of the date of invoice. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our clients to make required payments. We specifically analyze accounts receivable and historical bad debts, client credit, current economic trends and changes in client payment trends when evaluating the adequacy of the allowance for doubtful accounts. Account balances are charged-off against the allowance when it is probable the receivable will not be recovered. To date, our clients have primarily been large pharmaceutical companies. As a result, bad debts to date have been minimal.

We generally bill Medicare and third-party payors for ResponseDX upon delivery of a report to the physician. As such, we take assignment of benefits and the risk of collection with Medicare and third-party payors. As we continue to generate revenues from ResponseDX, we will monitor the collection history from third party payors. Until we are reasonably assured about a pattern of collections, we will continue to record revenues from third party payors of ResponseDx on a cash basis.

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

Results of Operations

Quarters Ended September 30, 2008 and September 30, 2007

Revenues.  Revenues were $1,957,030 for the quarter ended September 30, 2008, as compared to $2,239,653 for the quarter ended September 30, 2007, a decrease of $282,623, or 12.6%. This decrease in revenue was due primarily to lower sample volume from some of our pharmaceutical clients, GSK U.S., Eli Lilly, and Taiho, which amounted to decreases of $287,549, $443,700, and $347,675, respectively, compared to the three months ended September 30, 2007. This decrease in revenue was partially offset by an increase in revenue from GSK Bio of $740,121 for the three months ended September 30, 2008. Additionally, we began recording revenues from our ResponseDX testing services during the third quarter in the amount of $58,597. For the quarter ended September 30, 2008, two of our clients, GSK and Taiho, accounted for approximately 93% of our revenue, as compared to approximately 61% of our revenue for the quarter ended September 30, 2007.

Cost of Revenues.  Cost of revenues for the quarter ended September 30, 2008 were $1,025,383 as compared to $910,090 for the quarter ended September 30, 2007, an increase of $115,293 or 12.7%. This increase primarily resulted from an increase in personnel related costs of $218,014 primarily due to new employees hired, business consulting expenses of $91,294 related to our CLIA lab facility, and an increase in laboratory reagents and supplies of $88,430, offset by a $269,848 decrease in costs related to our flourescent in-situ hybridization services, as there was no revenue recorded for the quarter ended September 30, 2008. Additionally, overall facility costs decreased by $11,889.

Research and Development Expenses.  Research and development expenses were $410,469 for the quarter ended September 30, 2008, as compared to $651,536 for the same period in 2007, a decrease of $241,067 or 37.0%. This decrease resulted primarily from a decrease in patent legal fees of $165,037 and a decrease in business consulting expenses of $86,973. We expect research and development expenses to increase as we work to develop additional aspects of our technology and to study diagnostic indicators for various forms of cancer.

General and Administrative Expenses.  General and administrative expenses totaled $2,789,272 for the quarter ended September 30, 2008, as compared to $1,777,617 for the comparable period in 2007, an increase of $1,011,655 or 56.9%. This increase resulted primarily from an increase of $164,036 in stock-based compensation related to issuance of stock options to some of our key employees during the third quarter, an increase of $123,919 in personnel related expenses related to new sales and marketing employees, an increase of $224,197 in accounting fees primarily related to prior year reclassification of accounting fees for our initial public offering costs, an increase of $186,696 in insurance cost primarily related to directors and officers and propery insurance, an $88,171 increase in business consulting expenses primarily related to sales and marketing activities, a $137,786 increase in the operations of our laboratory in Scotland, a $185,663 increase in royalty expense, and an increase in facilities related expenses of $55,899. We expect general and administrative expenses to increase as a result of the need to hire additional administrative personnel and due to higher legal, accounting, compliance and related expenses associated with being a public company.

Interest Income.  Interest income was $76,087 for the quarter ended September 30, 2008, compared with $216,933 for the same period in 2007. This $140,846 decrease was due to lower average cash balances subsequent to the completion of our initial public offering completed in June 2007, and lower rates of return during the period ending September 30, 2008.

Income Taxes. As of September 30, 2008 and 2007, a full valuation allowance has been recorded for the net deferred tax assets since we do not believe the recoverability of the net deferred income tax assets in the near future is more likely then not. Accordingly, an income tax provision/benefit has not been recognized during the quarters ended September 30, 2008 and 2007.

Nine Months Ended September 30, 2008 and September 30, 2007

Revenue.  Revenues were $5,683,409 for the nine-months ended September 30, 2008, as compared to $5,355,031 for the comparable period in 2007, an increase of $328,378, or 6.1%. This growth was generated  by revenue from our existing pharmaceutical company contracts and revenue associated with our new ResponseDX assay. We began recording net revenues from our ResponseDX testing services during the third quarter of $58,597. For the nine months ended September 30, 2008, two of our clients, GSK and Taiho, accounted for approximately 95% of our revenue, as compared to approximately 69% of our revenue for the nine-months ended September 30, 2007.

Cost of Revenues.  Cost of revenues for the nine month period ended September 30, 2008 were $2,849,482 as compared to $2,916,242 for the nine month period ended September 30, 2007, a decrease of $66,760 or 2.3%. The decrease resulted primarily from a decrease in costs associated with the processing of our fluorescence in situ hybridization assays of $554,490 and Bioinformatics of $39,200 partially offset by increased personnel costs of $534,436.

Research and Development Expenses.  Research and development expenses were $1,719,013 for the nine month period ending September 30, 2008, as compared to $1,888,751 for the same period in 2007, a decrease of $169,738 or 9.0%. This decrease resulted primarily from a decrease in equipment related costs of $41,327, a reduction in laboratory supplies and reagents of $24,047, a reduction in personnel related costs of $47,745, a reduction in consultation fees of $27,500 and a $73,329 decrease in research costs associated with one of our academic partners. We expect research and development expenses to increase as we work to develop additional aspects of our technology and to study diagnostic indicators for various forms of cancer.

General and Administrative Expenses.  General and administrative expenses totaled $7,520,014 for the nine month period ended September 30, 2008, as compared to $4,965,499 for the comparable period in 2007, an increase of $2,554,515 or 51.4%. This increase resulted primarily from an increase of $650,661 in expenses incurred to operate our laboratory in Scotland which costs began in April, 2007, an increase of $194,698 in stock-based compensation related to issuance of stock options to some of our key employees during the third quarter, an increase in legal fees of $247,289, increased personnel costs of $526,662, increased business consulting expenses of $414,464 and marketing and advertising of $144,642 primarily related to the marketing of our new products and costs associated with being a public company, an increase in accounting fees of $140,569, an increase in royalties of $185,663, and an increase in insurance costs of $151,373 primarily related to directors and officers insurance. We expect general and administrative expenses to increase as a result of the need to hire additional administrative personnel and due to higher legal, accounting, compliance and related expenses associated with being a public company.

Interest Income.  Interest income was $319,383 for the nine month period ended September 30, 2008, compared with $325,264 for the same period in 2007. This $5,881 decrease was due to lower average cash balances subsequent to the completion of our initial public offering in June 2007, and lower rates of return during the period ending September 30, 2008.

Interest Expense.  Interest expense was $3,027 for the nine month period ended September 30, 2008 and $26,854 for the same period in the preceding year. Prior to our initial public offering this expense consisted largely of a fixed amount on notes payable from our stockholders. The accrued interest related to these notes payable was converted into shares of our common stock upon the closing of our initial public offering. Refer to Liquidity and Capital Resources below for further discussion regarding this matter.

Income Taxes. As of September 30, 2007 and September 30, 2008, a full valuation allowance has been recorded for the net deferred tax assets since we do not believe the recoverability of the net deferred income tax assets in the near future is more likely then not. Accordingly, an income tax provision/benefit has not been recognized during the nine months ended September 30, 2007 and 2008.

Liquidity and Capital Resources

We incurred net losses of $898,986 and $2,195,717 during the quarter ended September 30, 2007 and the quarter ended September 30, 2008, respectively. Since our inception in September 1999, we have incurred cumulative losses and as of September 30, 2008, we had an accumulated deficit of $26,412,627. We expect that our research and development, and general and administrative expenses will continue to increase and, as a result, we will need to generate significant revenues to achieve profitability.

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

We lease office and laboratory space for our location in Los Angeles under noncancelable operating leases that expire through March 2010. Additionally, in 2007, the Company entered into an agreement to lease office and laboratory space for our operations in Scotland. This is an operating lease which expires in March, 2010. Total rent expense was $226,215 and $481,043 for the nine months ended September 30, 2007 and 2008, respectively. Future minimum lease payments aggregate to approximately $1,040,460 over the next three years through the expiration of the leases in 2010. We also lease space at 103 South Carroll Street, Suite 2b, Fredrick, Maryland 21701, for administrative purposes. This lease expires on August 31, 2009.

Comparison of Nine Months Ended September 30, 2008 and 2007

As of September 30, 2008, we had $12,274,510 in cash and cash equivalents, working capital of $9,794,525 and an accumulated deficit of $26,412,627.

Cash flows from operating activities

During the nine months ended September 30, 2008, the Company generated negative cash flows from operations of $3,983,035 compared to negative cash flows of $2,517,557 from operations in the nine months ended September 30, 2007. The main factors for the decrease of $1,465,478 are related to a combination of an increased net loss, a decrease in receivables, offset by a decrease in deferred revenue, and decreased cash outlays for accrued expenses, accrued payroll, bonus and related liabilities.

The decrease in accounts receivable of $3,498,702 related mainly to one receivable related to an amendment entered into in the fourth quarter of 2007 to the contract with GSK Bio, of $3,059,597, which was received in the first quarter. The Company has not entered into any new agreements in the nine months ended September 30, 2008 that require substantial down payments prior to services rendered.

In addition, the Company has had a decrease in deferred revenue of $3,584,115 related to an decrease in advance billings to its customers, along with the recognition of $3,108,310 of deferred revenue for the nine months ended September 30, 2008.

The increase in accrued expenses primarily resulted in reduced cash outlays for accrued expenses caused by additional sales and marketing activities related to the launch of Response Dx and VAT taxes incurred in the U.K.

The change in accrued payroll, bonus and related liabilities is due to the payment of year end bonuses granted and accrued as of December 31, 2006 of $500,000 and accrued bonuses of $415,000 as of December 31, 2007, which were all paid in the first quarter of the respective subsequent year.

Cash flows from investing activities

Net cash used in investing activities was $683,213 for the nine months ended September 30, 2008 and $1,754,864 for the nine months ended September 30, 2007. This decrease in the use of cash of $1,071,651 was attributable to reduced need for capital equipment in our laboratories.

Cash flows from financing activities

       There were no cash flows from financing activities for the nine months ended September 30, 2008. For the nine months ended September 30, 2007, net cash provided by financing activities was $17,198,555 as a result of our initial public offering.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 157, “Fair Value Measurements,” and defines fair value, establishes a framework for measuring fair value under U.S. GAAP, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS 157 did not have a material impact on the Company's financial statements.

     In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - an amendment of FASB Statement No. 115 ,” which permits entities to measure many financial instruments and certain other items at fair value, and establishes the presentation and disclosure requirements to facilitate comparisons between entities choosing different measurement attributes for similar types of assets. SFAS 159 is effective for fiscal years ending after November 15, 2007. The adoption of SFAS 159 did not have a material impact on the Company's financial statements.

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

In March 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133,” which establishes the disclosure requirements for derivative instruments and for hedging activities. This Statement amends and expands the disclosure requirements of Statement 133 with the intent to provide users of financial statements with an enhanced understanding of derivative instruments and hedging activities. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. We do not expect the adoption of SFAS 161 to have a material impact on the Company’s financial statements.

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

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We have used and expect to continue use the proceeds from our initial public offering for research and development, business expansion, and working capital and other general purposes. Pending such use, the net proceeds from the offering have been invested in interest-bearing money market accounts. None of the net proceeds from the offering were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10% or more of any class of our equity securities or to any other affiliate, other than in the form of wages or salaries, fees and bonuses paid out in the ordinary course of business. We will retain broad discretion over the use of the net proceeds received from our initial public offering. The timing and amount of our actual expenditures may vary significantly depending on a number of factors, including the successful early clinical development of our lead product candidates, cash flows from operations and the anticipated growth of our business. We have incurred the following costs as they relate to our use of proceeds including research and development costs of $2,936,842, business expansion costs primarily related to the set up and operation of our European lab of $2,605,330, and $779,187 of cost primarily related to establish and continue investor relations, public relations, and marketing activities necessary for a public company.

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

RESPONSE GENETICS, INC.

DATE: November 14, 2008	By:	/s/ Kathleen Danenberg
Kathleen Danenberg
President and Chief Executive Officer (Principal Executive Officer)

DATE: November 14, 2008	By:	/s/ Thomas Stankovich
Thomas Stankovich
Chief Financial Officer (Principal Financial Officer)