Form 10-K
period 2008-12-31
RESPONSE GENETICS INC
filed 2009-03-31
CIK 1124608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes☐ No☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes☐ No☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.  Yes☒ No☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐

Non-accelerated filer ☐	(Do not check if a smaller reporting Company)	Small reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant was $19,786,292 as of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter. Such aggregate market value was computed by reference to the closing price of the common stock of $3.13 per share as reported on the Nasdaq Capital Market on June 30, 2008. For purposes of this calculation only, the registrant has defined affiliates as all directors and executive officers as of June 30, 2008 and any stockholder whose ownership exceeds 10% of the common stock outstanding as of June 30, 2008.

The number of shares of the registrant’s common stock outstanding as of March 31, 2009 was 12,239,276.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K:  Certain portions of the Registrant’s definitive Proxy Statement for the 2009 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

TABLE OF CONTENTS

Item 1.  Business

Overview

Response Genetics, Inc. was formed as a Delaware corporation in September 1999.  We are a life sciences company engaged in the research and development of innovative clinical diagnostic tests for cancer based on our proprietary technologies. Our mission is to provide personalized genetic information that will help guide physicians and patients in choosing the treatment from which a given patient is most likely to benefit.  We currently generate revenues primarily from sales of our proprietary analytical pharmacogenomic testing services of clinical trial specimens to the pharmaceutical industry.  We launched our first diagnostic tests under the brand name ResponseDX™ for non small cell lung cancer and colon cancer in 2008.

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

At present most chemotherapy regimens are administered without any pre-selection of patients on the basis of their particular genetics. However recent development of very sensitive molecular technologies has enabled researchers to identify and measure genetic and biochemical factors in patients’ tissues that can predict the probability of success or failure of many currently used anti-cancer agents. In order to increase the chances of a better chemotherapy outcome for cancer patients, RGI is developing genetic tests that will measure predictive factors for tumor response in tumor tissue samples. We have begun offering tests for non-small cell lung cancer (NSCLC) and colorectal cancer (CRC) patients’ tumor tissue through our CLIA registered laboratory and we anticipate offering additional tests for esophageal, gastric and pancreatic cancer in the future.

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

We developed ResponseDX in part by using our technology to extract genetic information from FFPE tumor specimens.  Our technology provides gene expression information for each patient’s tumor tissue specimen.  Our mission is to help doctors and patients choose the most effective cancer treatment options- the first time- based on a patient’s unique genetic code. We assess non-small cell lung cancer (NSCLC) and/or colorectal cancer (CRC) patients’ tumor tissue specimens through our ResponseDX: Lung™ and ResponseDX: Colon™ test suites.  The test result can help doctors and patients decide the best course of treatment for patients.

Since February 2008, ResponseDX: Lung and ResponseDX: Colon tests are commercially available through our laboratory located in Los Angeles, California, which is certified under the Clinical Laboratory Improvement Amendment of 1988 (CLIA).

ResponseDX: Lung™ and ResponseDX: Colon™

ResponseDX: Lung™ comprises four tests: KRAS Mutation and EGFR Amplification and ResponseDX: Colon™ comprises three tests: ERCC1, KRAS Mutation and TS. The Response DX test measures the RNA expression of ERCC1 and RRM1 by RT-PCR from a patient's tumor tissue. PCR analysis of DNA from the patient's sample is used to determine EGFR amplification and KRAS mutational status. The ERCC1 test is a test for the probability of response to platin-based therapies and the analysis of RRM1 tests for the probability of response to gemcitabine-based therapies. We determine the ranges of ERCC1 expression and RRM1 expression that classify a patient's tumor into categories of the low and high probability of responding to platin-based therapy and gemcitabine-based therapies, respectively. The EFGR Amplitication test assesses the probability of benefit from EGFR-directed therapy. We determine if the EGFR gene is amplified, which is associated with better response to EGFR-based therapy. The KRAS gene mutation test identifies tumors that have low probability of response to EGFR-directed therapy. This test utilizes a 7 mutation panel to identify KRAS gene mutations in a sample that are associated with low response to EGFR-directed therapy.  The TS gene expression test measures the probability of response to 5-fluorouracil (5-FU)-based chemotherapy.

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

Expansion of our pharmacogenomic testing services business

We have started the expansion of our pharmacogenomic testing services business into major markets of the healthcare industry outside of the United States. We have established a service laboratory in Japan, and are working to establish a service laboratory in China, through collaboration with some of our current clients in the pharmaceutical industry. The pharmaceutical industry is in need of standardized integrated worldwide analysis of clinical trial specimens. It is important to the pharmaceutical industry and the regulatory agencies that the same analytical methods are used for each clinical trial sample around the world so that the data can be easily compared and used for global drug development. Also, export of clinical trial specimens to the United States is restricted from some areas of the world, such as China. Our goal is to offer an analysis of patient specimens and generate consistent data based on integrated common platforms and technology into the major markets of the healthcare industry including outside of the United States. To our knowledge, we will be the only company offering consistent pharmacogenomic analysis to the industry across geographical regions.

There are no assurances that the Company will be able to continue making its current ResponseDX tests available, or make additional ResponseDX tests available; will be able to develop and commercialize tests of other types of cancer; or will be able to expand our pharmacogenomic testing service business.

Except for the historical information contained herein, this Annual Report on Form 10-K contains or may contain, among other things, certain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve significant risks and uncertainties. Such statements may include, without limitation, statements with respect to the Company's plans, objectives, projections, expectations and intentions, such as the ability of the Company to analyze cancer samples, the potential for using the results of this research to develop diagnostic tests for cancer, the usefulness of genetic information to tailor treatment to patients, the ability of the Company to make its ResponseDX: Lung and ResponseDX: Colon tests available in a number of institutions, and other statements identified by words such as "projects," "may," "could," "would," "should," "believes," "expects," "anticipates," "estimates," "intends," "plans" or similar expressions.

These statements are based upon the current beliefs and expectations of the Company's management and are subject to significant risks and uncertainties, including those detailed in this Annual Report on Form 10-K filed with the Securities and Exchange Commission. Actual results, including, without limitation, actual sales results, if any, or the application of funds, may differ from those set forth in the forward-looking statements. These forward-looking statements involve certain risks and uncertainties that are subject to change based on various factors (many of which are beyond the Company's control).

Scientific Background

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

Until recently, however, it was very difficult to characterize genetic differences at the molecular level because the technology did not exist either for rapid analysis of the genetic sequence or for precise measurement of various mRNA molecules in biopsy tissues. This situation dramatically changed with the invention of PCR and gene expression microarrays. Scientists have applied gene expression profiling to identify markers of high risk of relapse for patients with various types of cancer. Studies of breast, lung, lymphoma and other cancers suggest that there are different sets of genes expressed in various tumor tissues that are associated with specific clinical outcomes. Categorizing these expressed sets of genes can offer a powerful complementary approach to clinical or histopathological examination. We believe that this approach will help researchers produce better predictive and diagnostic molecular tests and drugs which in turn, will help physicians select treatments and drugs based on individual needs of each patient.

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

Significance of our ability to isolate RNA from FFPE specimens compared to fresh-frozen specimens.

The value of the information gained through genetic analysis of tumor specimens suggests that there will be a growing need for this kind of analysis of ever larger numbers of tumor specimens. However, this need currently encounters a major obstacle. RT-PCR technology and especially gene expression microarrays are best done using a large quantity of nearly full-length RNA recovered from fresh-frozen clinical specimens; yet fresh-frozen specimens are not generally available except in a very limited number of cases in which collection of fresh tissues is a specific part of a clinical trial. The majority of hospitals and clinics lack the infrastructure to store and archive frozen tissues. Rather, clinical specimens are usually available as formalin fixed paraffin embedded specimens, or FFPE. Fixation and paraffin embedding allow staining and visualization of tumor cells by pathologists, making FFPE more useful to pathologists than fresh frozen tissue. Also, once embedded in paraffin, the tissue remains stable indefinitely, thus allowing for easy storage. The end result is that, unlike fresh-frozen tissues, large tissue banks of archival FFPE with long-term follow-up are extensively available and easily accessible.

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

Our Technologies

We have developed technologies for the extraction of RNA from FFPE tissues which enable us to reliably recover RNA suitable for a variety of applications, such as gene expression research, development of diagnostics, and microarray platforms. We believe our technologies for the first time can provide access to molecular information from the entire vast body of archival tissue specimens from past clinical trials for which clinical outcomes and results are documented. In addition, our technologies permit gene profiling analysis of current clinical trials, most of which are still using the paraffin embedding technique for tissue specimen storage.

RGI-1

Kathleen Danenberg, our President, Chief Executive Officer and director, co-developed and patented (U.S. Patent No. 6,248,535; Danenberg, et al., Method For Isolation of RNA From Formalin-Fixed Paraffin-Embedded Tissue Specimens), an extraction method (RGI-1) that allows reliable and consistent isolation of RNA and DNA from FFPE suitable for use in RT-PCR analysis, while she was employed at USC. Using RGI-1, successful RT-PCR quantitation of gene expressions is possible from as little as a single 10-micron section of a paraffin block with over 90% reliability and excellent reproducibility.  We validated our methodology, which particularly addressed issues of recovery of RNA, accuracy, and precision. RGI-1 allows for rapid extraction of RNA with little or no DNA contamination, which makes it suitable for large-scale analysis. We have used RGI-1 successfully to quantify gene expressions in over 45,000 FFPE specimens received by us from various pharmaceutical companies since 2001 as well as in our own research projects. We and others have published over fifty papers and articles based on data generated using RGI-1. The data below demonstrates that gene expressions obtained by us from FFPE specimens using RGI-1 closely match those isolated from fresh-frozen tissue.

RNA was isolated from FFPE tissues by RGI-1 and from matched sets of fresh-frozen tissues of the same tumor specimens. The expression of several genes was quantitated by RT-PCR. This experiment shows that if RT-PCR analysis is done within the guidelines and parameters established by RGI, very similar results are obtained from FFPE specimens when compared to frozen specimens data.

RGI-2

RNA isolated by RGI-1 is fragmented by the heating process, but may be analyzed by the PCR process. The PCR assay works by binding DNA primers, which are specific sequences of DNA, at various sites on the gene and copying these sequences through PCR. These sequences can be designed to bind closely together to accommodate short fragments of RNA. However, the microarray technology works best through binding of longer RNA sequences. A second technology developed by us, RGI-2, is designed to maximize the isolation of longer fragments of RNA. This technology does not replace RGI-1, since it is less rapid and may contain a small amount of genomic DNA. Using this technology, the average length of RNA fragments recovered from FFPE is substantially increased. The RNA preparations obtained with RGI-2 produced similar results on gene expression microarrays as RNA isolated from fresh-frozen tissues. Therefore, we believe that this new technology, which we are in the process of patenting, enables profiling of gene expression by microarray of archival FFPE specimens from clinical studies.

The technologies we have developed for extracting RNA from FFPE provide RNA which is suitable for both RT-PCR and microarray analyses. These methods of RNA analysis are characterized by a high degree of reliability and reproducibility, with a success rate of over 90% if our guidelines are followed.

• Micro-dissection of each specimen to separate tumor from non-tumor tissue. Most tumor biopsy specimens are mixtures of normal and tumor tissue. A specimen may include only a small percentage of tumor cells. The molecular biology of tumor and normal tissues may be considerably different and mixing the two may yield false results for gene expression profiling. To accurately measure gene expression and establish expression profiles of various pathologic lesions, it is important to analyze RNA from tumor cells. With the assistance of a pathologist, we can identify the tumor cells and isolate them, either manually or with laser-capture micro-dissection. Since we are able to work with FFPE we can more accurately dissect out the tumor cells from the normal cells than would be possible with frozen tissue because the resolution in FFPE is better than in frozen tissue.

• Isolation of DNA from the same specimen used to obtain RNA. Alterations in DNA sequence that are inherited (polymorphisms) as well as acquired (mutations) are often associated with disease susceptibilities, treatment response, and survival. DNA polymorphisms and mutations may change the gene expression pattern of a cell in specific ways. Characterization of gene expression profiles associated with various DNA sequence alterations may lead to a better understanding of disease mechanisms and may suggest new and better treatments. Our technique for isolating DNA and RNA from the same specimen facilitates such studies because in many cases the amount of available tissue may not be sufficient for separate isolation of DNA and RNA. In addition, measuring gene expressions and DNA sequence alteration in the same cells rather than in different areas of the tissue specimen is likely to give more valid data.

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

ResponseDX: Lung™ and ResponseDX: Colon™

We offer ResponseDX test suites as clinical laboratory tests, where we analyze tumor tissue samples in our laboratory and provide physicians with genomic information specific to the patient’s tumor. Currently, we assess non-small cell lung cancer (NSCLC) and/or colorectal cancer (CRC) patients’ tumor tissue specimens through its ResponseDX: Lung™ and ResponseDX: Colon™ test suites.  The test results can help doctors and patients decide the best course of treatment for patients.

ResponseDX:Lung™  comprises four tests - ERCC1, RRM1, KRAS Mutation and EGFR Amplification:

ERCC1 gene expression: Cisplatin and carboplatin are widely used in combination with other drugs to treat non-small cell lung cancer (NSCLC). DNA crosslinks formed by the platin drugs are repaired by the nucleotide excision repair pathway. A critical gene in this pathway is excision repair complementing factor 1 (ERCC1).  Low expression of ERCC1 is a favorable indicator for tumor response to platinum therapy whereas a high level means that the tumor is likely to be resistant due to its increased DNA repair capacity. ERCC1 is one of the most validated predictive markers for tumor response to chemotherapy based on both retrospective and prospective studies. RGI has determined ranges of ERCC1 expression values that will optimally classify tumors into categories of low and high probability of response to platinum-based therapy. The ERCC1 test can help doctors to make informed decisions about whether to recommend platinum versus non-platinum therapies for NSCLC.  Non-platinum therapies have shown results comparable to platinum-based therapies but generally have lower toxicities.

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

EGFR copy number: The epidermal growth factor receptor (EGFR) is involved in cell growth as well as cancer development. EGFR is the target molecule for many recently-developed anti-cancer drugs, including gefitinib and erlotinib, which are used in the treatment of NSCLC.  When cancer develops, the number of copies of the EGFR gene in the genome of cancer cells often increases.  Recent studies have shown that a high copy number of the EGFR gene in lung cancer patients means increased likelihood of response to gefitinib and erlotinib.

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

KRAS mutations:  The EGFR signaling pathway is overexpressed in more than 85% of tumors from patients with metastatic CRC.  Cetuximab and panitumumab are two EGFR inhibitors that have shown promising activity as second-line therapy for metastatic CRC and in first-line use in combination with oxaliplatin and irinotecan-based therapies.  Mutations in the KRAS genes occur in about 35% of CRC patients and recent studies have shown that a mutated K-ras gene (KRAS) very strongly predicts lack of response as well as shorter survival from both cetuximab and panitumumab therapy.  These results suggest that a test for KRAS mutation status would be a helpful guide to doctors in making recommendations regarding treatment of CRC patients with these EGFR inhibitors .

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

Sales, Marketing and Client Services for ResponseDX tests

We offer our ResponseDX test services nationwide through a specialized sales force focused on serving the specific needs of customers in the area of oncology.  Our sales force currently operates out of 8 states and focuses on community based oncologists, hospitals and physician offices.  Our sales force is compensated through a combination of salaries, commissions based upon actual sales performance and bonuses, all at levels commensurate with each individual’s qualifications, performance and responsibilities. Our test services are also offered through the clinical laboratories service company Neogenomics Laboratories, a company focused on genetic diagnostic tests.

We have developed a set of clear and effective marketing materials to support our sales efforts.  Our materials are targeted to the oncologists and physician office staff. Our marketing materials provide a summary of our tests along with practical information regarding how to order our tests.

We compete largely on the basis of the quality of our tests, the convenience of ordering our tests and the innovation of our services.

Our Strategy

Our goal is to provide cancer patients and their physicians with the means to make informed, individualized treatment decisions based on genetic analysis of tumor tissues. Using our two technologies for extraction of RNA from FFPE tissue, we can analyze specific RNAs rapidly by PCR or the entire genome by using microarray methods. Elements of our business strategy include:

Developing diagnostic tests for assessing the risk of cancer recurrence, prediction of chemotherapy response and tumor classification in cancer patients based on our technologies.

• Develop a lung cancer recurrence test. To date, all studies involving microarray analysis could only be done using frozen tissues. Since frozen tissues from clinical trials are available on a very limited basis or often not available at all, this has severely limited the development of diagnostic tests. In contrast, for the reasons discussed above, nearly all patients diagnosed with cancer have a diagnostic tissue specimen stored in a paraffinized state. Therefore, there is a vast number of patient specimens available for the development of a diagnostic test using our technology.

We have developed preliminary gene sets for predicting risk of recurrence in early stage non-small cell lung cancer after surgery through analysis of 80 patient specimens by microarray. This “product candidate” must be validated in a larger set of patient specimens (300-500) in the research setting. Since lung cancer is among the highest frequency cancers around the world, patient specimens are available from many sites. We have chosen to prioritize development of a diagnostic test to predict outcome for this cancer. Generally, Stage 1A and 1B lung cancer is not treated with chemotherapy even though these patients have a 50% risk of recurrence within five years. The patient is considered in remission unless and until the tumor recurs. At the time of recurrence chemotherapy is administered. However, if there were a test for high risk of recurrence, then the physician could treat the patient right away with chemotherapy rather than waiting for the recurrence.

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

Our plan is to use our proprietary technologies to analyze these archived patient specimens and to correlate the data with clinical outcomes so that we can develop diagnostic tests to predict likelihood of recurrence to chemotherapy. The diagnostic tests, when implemented, will involve extracting RNA from tumor biopsies using our technologies and measuring a series of genes (a gene set) either by microarray or RT-PCR that have been found to differentiate long and short-term survivors. Levels of expression of these genes will provide information regarding whether the patient is at a higher than normal risk of recurrence. We are currently in the process of refining and validating the predictive gene set for early stage lung cancer recurrence.

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

We believe that it will take approximately two years to gather and analyze the specimens in the research setting and the clinical trial analysis and compliance with potential regulatory requirements will require approximately two to three additional years.

There are a number of diagnostic test developers available to partner with us during the clinical trial and test launch process. Roche, with whom we have a strategic alliance, is one of these providers.

• Develop a lung cancer chemotherapy response test. In addition to our Response DX: LungTM test and our tests for recurrence for various forms of cancer, we also intend to develop a test to determine responsiveness to other chemotherapy treatments for lung cancer. Of the 169,000 newly diagnosed lung cancer patients in the United States, a majority will receive chemotherapy as an initial treatment. Of those who receive chemotherapy, greater than 90% are given the combination of Paclitaxel/Carboplatin as their first chemotherapy. Paclitaxel/Carboplatin is only effective in about 19% of the patients for whom it is prescribed. We intend to develop a pharmacogenomic test to determine whether an individual patient will be included in the 19% of NSCLC patients responding to Paclitaxel/Carboplatin or whether the patient should consider a different chemotherapy. Clinical trial specimens are available to us for development of this test, including from Duke University, however, there can be no assurance that we will be successful in developing this test, or if developed, that such a test will be commercially viable.

• Develop a pancreatic cancer recurrence test. Similarly to the test for recurrence in lung cancer, we are in the research phase of developing a test for recurrence after surgery for pancreatic cancer. We have analyzed a series of specimens by microarray from patients with pancreatic cancer who were at “high risk” and “low risk” of rapid recurrence after surgery. The patients at “high risk” had a median cancer-free survival of 150 days, where the patients at “low risk” had a median cancer-free survival of 1225 days. Development of a diagnostic test is planned to determine the patients at “high risk” of rapid recurrence after surgery, so that physicians may choose to treat these patients with aggressive chemotherapy rather than an ineffective surgery at the time of diagnosis. We are in the early research phase of development of this test and will need to analyze more specimens before we test our initial gene set by validation. After the initial validation, a large clinical trial of patients with known outcome to surgery will be analyzed and the ability of our predictive gene set will be tested for accuracy. Development of the diagnostic test will be similar to that for the lung cancer test. We have entered into an agreement with University of California San Francisco and the University of Utah to obtain additional pancreatic cancer specimens and have begun to analyze these specimens.

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

• Develop an esophageal cancer risk of recurrence test. We have analyzed a series of esophageal tumors from patients with long and short survival after esophageal surgery. A preliminary gene set predictive of “high risk” patients was determined using the first 46 patients analyzed. An additional set of specimens will be used to validate this predictive gene set and development of the diagnostic test will be similar to the lung test.

Develop an ovarian cancer chemotherapy response test. We intend to develop a test to determine responsiveness to chemotherapy treatment for ovarian cancer.  We have analyzed a series of ovarian tumors and plan to further analyze additional specimens to develop a gene set and development of the diagnostic test will be similar to the lung test.

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

•  Develop “in-house tests.”  We intend to develop our diagnostic tests as “in-house tests.” Such in-house tests, which will be performed in our own CLIA-certified laboratory, are also called “home brew” tests. Current examples of in-house tests are those for estrogen receptor (ER) and progesterone receptor (PR) which are given to virtually every breast cancer patient. The results of these tests determine whether the patient should be prescribed a hormone antagonist such as Tamoxifen and provide information about the aggressiveness of the tumor. None of these tests is currently regulated by the FDA.

After validation of the results and after obtaining any necessary regulatory approval, we intend to develop, market and sell these tests or license them to a diagnostic company, depending on the market potential of the particular test and the regulatory climate. For instance, we are currently working with clinicians who are members of the Cancer and Leukemia Group B (CALGB) research group, who have indicated a commitment to provide us with the requisite number of FFPE of early stage lung cancer, both for the discovery and validation phase and for the prospective testing phase. We are in the process of negotiating the appropriate agreements with them. However, there can be no assurance that we will be able to enter into agreements with these clinicians on terms favorable to us, or at all.

Growth Through Globalization of Our Service Business.

We estimate based on our internal market research and experience to date that the addressable market opportunity for our testing services business in the area of analyzing tumor specimens in the course of clinical trials is between $400 and $500 million worldwide.

Demand within the pharmaceutical industry requires us to offer “integrated” service throughout the world for analysis of their clinical trial specimens. It is important to the pharmaceutical industry and the regulatory agencies that the same analytical methods be used for each clinical trial sample around the world so that the data can be easily compared and used for global drug development. Also, export of clinical trial specimens to the United States is restricted from some areas of the world such as China. Finally, the enrollment of patients in clinical trials sometimes depends on analyzing the sample for a specific biomarker within five days, which may not provide sufficient time for shipping specimens to the United States.

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

China. We intend to offer our services in China through an arrangement with an established biotech company, Shanghai Biochip Company, Ltd. (“SBC”). This collaboration is necessary, since the Chinese government does not allow shipment of patient specimens outside of China for processing elsewhere. We believe that placement of a laboratory in China is important because several of our pharmaceutical clients have stated that they have clinical trial specimens stored in China that they have not been able to analyze. Additionally, prospective clinical trials are planned in China as part of an effort to get drugs approved in China.  In the partnership, we will provide technology, training and the laboratory manager and SBC will provide the space, equipment and the rest of the staff.

• Japan and Asia (except China and India). We offer our services in Japan through an arrangement with Hitachi Chemical Co., Ltd. (“Hitachi”), a leading diagnostics manufacturer in Japan.  Under this arrangement, Hitachi processes specimens collected throughout Asia, except China and India, and Australia using our technology. Pharmaceutical clients have requested analysis of patient specimens on site in Japan and surrounding countries for prospective clinical trials due to the need to analyze the patient sample within five days of surgery.

• Europe. We offered our pharmacogenomic testing at a site in Edinburgh, Scotland, which was associated with the University of Edinburgh and Edinburgh Royal Infirmary. We established a subsidiary, Response Genetics, Ltd. in November 2006 through which we managed the work at this site. As of March 2009, the laboratory in Edinburgh was consolidated with the laboratory in Los Angeles due to the ability to ship patient specimens to Los Angeles and to analyze these samples within five days of surgery, thus no longer necessitating a laboratory on site in Europe. We intend to offer our services in Europe with the actual analysis of samples occurring in Los Angeles.

We believe that growth in our pharmacogenomic testing services business will be enhanced by our ability to process specimens in various locations throughout the world. To our knowledge, we will be the only company offering this type of service with consistent results at various sites around the world to the industry.

Growth Through Strategic Relationships.

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

Developing a Pharmacogenomic Test for Generic Drugs.

• Generic drug tests. The majority of patients that require chemotherapy are given drugs, such as Tamoxifen, that are no longer under patent from the pharmaceutical company that developed the drug. Once a company that seeks to produce and commercialize a generic version of one of these drugs has obtained approval from the FDA, the typically lower-priced generic drug may be used in place of the brand name drug. Tests for generic drugs are not likely to be developed by the pharmaceutical industry because they no longer have a commercial interest in those drugs, therefore, they are appropriate targets for the development of associated in-house tests. We intend to develop a pharmacogenomic test to determine whether an individual patient will be included in the 19% of NSCLC patients responding to Paclitaxel/Carboplatin or whether the physician and patient should consider a different chemotherapy. Paclitaxel and Carboplatin are both sold as generic drugs. We intend to develop pharmacogenomic tests to determine response to other generic drugs, if the market potential of the test is similar to that for Paclitaxel and Carboplatin. However, there can be no assurance that we will be successful in developing these tests, or if developed, that such a test will be commercially viable.

• Micro RNA Analysis. Our technology for extraction of nucleic acids from FFPE tissues delivers micro RNA as well as DNA and total RNA. We are developing a service to analyze specific micro RNAs from FFPE specimens for the pharmaceutical industry.

License Agreement with the University of Southern California

In April 2000, as amended in June 2002 and April 2005, we entered into a license agreement with USC, pursuant to which USC granted us a worldwide, exclusive license with the right to sublicense, the patents for RGI-1 and related technology, for use in human and veterinary diagnostic laboratory services, the sale of clinical diagnostic products, and the sale of research products to the research community. We are obligated under the agreement to use best efforts to work toward the commercialization of the licensed technology. In consideration for this license, we are obligated to pay royalties to USC, as a percentage of net sales of products or services using the technology, and to meet a certain minimum in royalty payments. Royalty expense for the years ended December 31, 2008 and 2007 was $79,052, and $152,502, respectively. USC retains the right under the agreement to use the technology for research and educational purposes.

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

In consideration for this license, we are obligated to pay royalties to Roche, as a certain percentage of revenues we receive from performing services using the licensed technology. Royalty expense for the years ended December 31, 2008 and 2007 was $292,481 and $219,721, respectively.

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

In consideration for the testing services provided, Taiho made a fixed amount advanced payment to us and is obligated to pay regular testing fees, covering the specific services performed on a monthly basis. Taiho is obligated to purchase a minimum amount of testing services from us during each calendar quarter. Revenue recognized under this agreement for the years ended December 31, 2008 and 2007 was $1,844,725, and $2,945,800, respectively. We obtained a non-exclusive sublicense from the University of Southern California for Taiho for distribution of the testing services in Japan. We retain all intellectual property rights to our proprietary testing services and materials, other than specimens provided by Taiho, and all related patent applications. Provided that, however, Taiho retains all intellectual property rights to the results of the testing services performed under the agreement.

Taiho has agreed to indemnify us against any damages claims brought by third parties based on the distribution of the testing services; any claims related to false advertising or unfair competition; and any regulatory challenges. We have agreed to indemnify Taiho against claims of intellectual property infringement related to the testing services. Both parties have agreed to indemnify one another against any breaches of warranties or failures to perform obligations under the agreement. We have agreed to maintain comprehensive general liability insurance for the term of the agreement and for a specified period thereafter. Either party has the right to terminate the agreement in the event of an uncured material breach by the other party, upon written notice, or for cause, as defined under the agreement. Since we do not hold a patent for RGI-1 in Japan, we have agreed to negotiate to adjust Taiho’s fee obligations in the event that a third party obtains a patent for similar testing services in Japan and offers those services at a competitive rate. In the event that we cannot reach an agreement Taiho has the right to terminate the agreement upon fulfilling certain notice obligations. In addition, should Taiho terminate the agreement for cause, Taiho retains the right to have Dr. Peter Danenberg and/or Kathleen Danenberg provide the testing services in the same manner as we provide them under the agreement. This agreement with Taiho was renewed for an additional two years.

Services Agreement with SmithKline Beecham Corporation (d.b.a. GlaxoSmithKline) (“GSK”) and Amended and Restated Service Agreement withGSK

In January 2006, we entered into an agreement with GSK, pursuant to which we provide services in relation to profiling the expression of various genes from a range of human cancers. Under the agreement, we will provide GSK with testing services as described in individual protocols and GSK will pay us for such services based on the pricing schedule established for each particular protocol. GSK is obligated to make minimum annual payments to us under the agreement and also was obligated to make a non-refundable upfront payment to us of $2,000,000, to be credited against work undertaken pursuant to the agreement. The contract also provides for minimum annual assay testing requirements over a three year period ending January 2009. The minimum amount of revenue to be recognized during the initial term, which expired in January 2009, will be $6,500,000. Revenue recognized under this agreement for the year ended December 31, 2007 and December 31, 2008, was $2,818,288 and $1,255,031, respectively. GSK retains the rights to any intellectual property resulting from our performance of the testing activities contemplated under the agreement, and we have agreed to cooperate with and assist GSK with taking any steps necessary for obtaining copyright protection for such intellectual property. We retain all intellectual property rights to our proprietary testing and gene production processes and all related patents.

Both parties have agreed to indemnify one another mutually against any liabilities to third parties arising from a party’s negligence or failure to perform activities contemplated under the agreement or as a result of any material breaches of the agreement by a party, or an employee or affiliate of that party. The initial term of the agreement extended until January 2009. In December 2008 we entered into an Amended and Restated Master Service Agreement with GSK to extend the agreement for two years. Subsequently, the parties have the option to extend the agreement for one-year renewal periods upon their mutual written consent. GSK has the right to terminate the amended and restated agreement or any particular study to be performed under the agreement, with or without cause, upon prior written notice to us. Either party may terminate the agreement upon written notice, for uncured material breach or for cause, as defined under the agreement.

Master Laboratory Test Services Agreement with GlaxoSmithKline Biologicals (“GSK Bio”)

In December 2006, we entered into an agreement with GSK Bio, the vaccine division of GlaxoSmithKline, pursuant to which we will provide testing services, principally in relation to profiling the expression of various genes from a range of human cancers, primarily through a laboratory we are establishing in Scotland, in part using funding provided by GSK Bio. We will conduct the testing services on tissue specimens provided by GSK Bio pursuant to various statements of work governed by this agreement and GSK Bio will pay us for the testing services based on pricing schedules outlined in part in the agreement and further in each of those statements of work. The agreement required that GSK Bio make an upfront payment of $2,620,000 which we received in December 2006. The agreement further specifies that GSK Bio will pay annual minimum payments in 2007, 2008 and 2009 and that the upfront payment made in December 2006 will be credited against the annual minimum payments in 2007 and 2008. The agreement also provides that any differences between the annual minimum payments made in 2007, 2008 or 2009 and the amounts due to us for testing services performed on specimens submitted by GSK Bio during the years the three years ended December 31, 2009 be credited towards services performed during the year ending December 31, 2010, the final year of the agreement. The minimum amount of revenue to be recognized during the term of this contract, which will expire in December 2010, is approximately $7,300,000. The timing of the recognition of these amounts is dependent upon when GSK submits the specimens for testing. We did not recognize any revenue from this agreement in 2006. We recognized $938,701and $3,631,716 of revenue under this agreement for the year ended December 31, 2007 and 2008, respectively.

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

The agreement continues until December 31, 2010 or until the completion of the recruitment phase of a specific trial of GSK Bio, as contemplated by the agreement. GSK Bio has the right to terminate the agreement at anytime, upon prior written notice to us. Either party may terminate the agreement for uncured material breach, if the other party enters into bankruptcy or similar proceedings, or if the other party is unable to perform its obligations under the agreement for a period of more than three months due to force majeure. On February 9, 2009 we implemented a reduction of workforce pursuant to which we are closing our subsidiary in Edinburgh. See "liquidity and capital resources" for additional information.

Service Provider Agreement with Affymetrix

We have obtained from Affymetrix a non-exclusive, non-transferable, non-sublicensable license to use its GeneChip® microarrays to provide our pharmacogenomic testing services to our academic, biotech and other industrial clients. Under this agreement, we work with Affymetrix pursuant to a formal service provider arrangement. Prominent among the features of this arrangement is that each party has the right to use the other party’s trademarks and logos in the course of advertising and marketing their own products and services. However, such right may be terminated at the option of either party if the other party’s use does not meet the first party’s usage policy. Except as expressly agreed to, Affymetrix retains all rights or licenses to any patents or other intellectual property owned or licensable by it. This agreement also greatly expands our right to market and sell the results of our pharmacogenomic testing using Affymetrix’s proprietary probe arrays. We pay Affymetrix based on the number of their probe arrays we use on a quarterly basis, pursuant to pricing schedules broken down by the type of client to whom we are providing our services. In addition, our clients also may purchase probe arrays directly from Affymetrix and direct that Affymetrix ship those probe arrays to us, for dedicated use in conducting pharmacogenomic testing services for such clients. During the years ended December 31, 2007 and December 31, 2008, we paid $379,702 and $155,402, respectively, to Affymetrix under this agreement.

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

This agreement has a term of one year, with the option for renewal for an additional one-year term upon mutual agreement of the parties. Affymetrix has the right to terminate the agreement for cause, upon 30 days written notice, (i) if it receives two or more substantial client complaints in a one-year period regarding the services we are providing to our clients, (ii) if it determines that we have failed to maintain a high level of service, or (iii) if it determines that we have failed to successfully meet the requirements of any reasonable technical or scientific audits administered by Affymetrix.

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

Hitachi is responsible for expenses related to the cost of laboratory equipment and modification to the laboratory facilities, as well as the cost of reagents. The Company has provided to Hitachi required laboratory equipment which Hitachi has agreed to pay the Company and is included as part of accounts receivable totaling $248,799.

Intellectual Property

We rely on a combination of patents, trade secret, copyright and trademark laws, license agreements, nondisclosure and other contractual provisions and technical measures to protect our intellectual property rights in our products, services, technology and processes. We have proprietary rights in four areas.

First, we exclusively license from USC the use of the RGI-1 extraction method, which has been patented in the United States. The RGI-1 extraction method is covered by four U.S. patents, which are all included in the exclusive license from USC. We use this patented method when processing specimens, particularly isolating RNA from FFPE tissue, as part of our contractual obligations with various clients, including Taiho and Roche. We also have proprietary rights in additional variations on the RGI-1 extraction technology, for which patent applications are pending in the United States and in select critical countries. We also use or intend to use these proprietary methods when meeting our contractual obligations with various clients and when developing diagnostic tests for cancer. We intend to protect all of these proprietary technologies, including our RGI-2 extraction method, by continuing to file patent applications in the United States and abroad.

Next, we have identified and are in the process of identifying tumor response markers, which provide an indication of an anti-cancer drug’s effectiveness or ineffectiveness based upon the level of such determinant in a particular tumor. We intend to protect these proprietary developments to the fullest extent allowable under current law. We have patented and have patent applications pending related to certain tumor response markers in the United States and in select critical countries. For example, we have patented methods of quantifying expression of response markers from tumor tissue, which provide guidance in determining appropriate chemotherapeutic regimens for patients that are candidates for treatment with particular chemotherapies. Currently, we have eleven United States patents that relate to certain tumor markers. Such markers include thymidylate synthase (TS), dihydropyrimidine dehydrogenase (DPD), excision repair gene CC1 (ERCC1), glutathione-s transferase pi (GST-π), epidermal growth factor receptor (EGFR) and HER2/neu gene. We use some of these patented methods as part of our contractual obligations with various clients. Additionally, we have licensed the use of our HER2/neu methods to Roche clients.

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

We have and will continue to pursue the registration of our trademarks in the United States and internationally. Response Genetics, RGIonline.com, Danenberg Tumor Profile, Man in Circle Design, and DTP are registered trademarks in the United States. We have pursued additional marks by filing trademark applications in the United States and abroad. We currently hold the domain names www.responsegenetics.com and www.responsedx.com.

We intend to broaden the scope of our intellectual property and consider our technologies and proprietary know-how to be critical to our future success.

Regulation.

The Clinical Laboratory Improvement Amendments of 1988, or CLIA, provide for the regulation of clinical laboratories by the United States Department of Health and Human Services (DHHS). This law requires the certification of clinical laboratories that conduct tests on human subjects and imposes specific conditions for certification. CLIA is intended to ensure the accuracy, reliability and timeliness of patient test results performed in clinical laboratories in the United States by mandating specific standards in the areas of personnel qualification, administration participation in proficiency testing, patient test management, quality control, quality assurance and inspections. CLIA regulations also contain guidelines for the qualification, responsibilities, training, working conditions and oversight of clinical laboratory employees. In addition, specific standards are imposed for each type of test that is performed in a laboratory. The categorization of commercially marketed in vitro diagnostic tests under CLIA is the responsibility of the FDA. The FDA will assign commercially marketed test systems into one of three CLIA regulatory categories based on their potential risk to public health. Tests will be designated as waived, of moderate complexity or of high complexity. CLIA and the regulations promulgated thereunder are enforced through quality inspections of test methods, equipment, instrumentation, materials and supplies on a periodic basis.

CLIA regulations are enforced through biennial surveys and inspections. Moreover, CLIA inspectors may make random inspections of our laboratory. Since April 21, 2008, we have been CLIA certified and any loss of CLIA certification, change in CLIA or CLIA regulations or in the interpretation thereof, could have a material adverse effect on our business.

Other Laboratory Regulations

CLIA does not preempt more stringent state clinical laboratory laws. Since March 26, 2007, we have been a licensed clinical laboratory in California. This license is valid until March 14, 2010.  California laws establish standards for day-to-day operation of our clinical laboratory, including the training and skills required of personnel and quality control. Moreover, several states require that we hold licenses to test specimens from patients residing in those states. Accordingly, we are also licensed in Florida, Pennsylvania, Maryland and Rhode Island. We have a license application pending in New York. Other states in which we chose to operate may have similar requirements or may adopt similar requirements in the future. Finally, we may be subject to regulation in foreign jurisdictions if we seek to expand offering our tests or distribution of our tests internationally.

If we lose our California license, we would not be able to sell tests for prospective clinical trials which would limit our revenues and harm our business. If we were unable to obtain or lost necessary licenses in other states, we would not be able to test specimens in those states.

External Accreditation

We participate in the College of American Pathologists’ (CAP) quality surveillance program and our laboratory is CAP accredited.

The CAP accreditation program involves on-site inspections of the laboratory.  CAP is an independent organization of board-certified pathologists which accredits, on a voluntary basis, laboratories nationwide, and which has been accredited by CMS to inspect clinical laboratories to determine adherence to the CLIA standards.

HIPAA Compliance and Privacy Protection

The Health Insurance Portability and Accountability Act of 1996 (HIPAA) established comprehensive federal protection for the privacy and security of health information. The HIPAA standards apply to three types of organizations, or “Covered Entities:” health plans, health care clearing houses, and health care providers who conduct certain health care transactions electronically (“Standard Transactions”). Covered Entities must have in place administrative, physical and technical safeguards to protect against the misuse of individually identifiable health information. Additionally, some state laws impose privacy protections more stringent than HIPAA’s and some states impose privacy obligations specifically applicable to clinical laboratories.  Additionally, many states have implemented data breach laws requiring additional security measures for certain types of personal information and also public notification of the theft, breach or other loss of personal information. There are also international privacy laws, such as the European Data Directive and various national laws implementing the Data Directive, that impose restrictions on the access, use, and disclosure of health information and other types of identifiable personal information. All of these laws may impact our business. As of December 31, 2008, we became a Covered Entity subject to HIPAA privacy and security standards because our testing services became reimbursable by insurance payors and we began conducting Standard Transactions. We formed an active program designed to address HIPAA regulatory compliance.  This program will likely require updating to comply with amendments to HIPAA contained in the American Recovery and Reinvestment Act of 2009.  Regardless of our own Covered Entity status, HIPPA presently applies to many of the facilities and physicians with whom we do business and controls the ways in which we may obtain tissue specimens and associated clinical information from those facilities and physicians. We believe we have taken the steps required for us to comply with applicable health information privacy and confidentiality statutes and regulations under both federal and applicable state jurisdictions. However, we may not be able to maintain compliance in all jurisdictions where we do business. Our failure to comply with these privacy laws or significant changes in the laws restricting our ability to obtain tissue specimens and associated patient information could significantly impact our business and our future business plans.

Food and Drug Administration

The U.S. Food and Drug Administration, or the FDA, regulates the sale or distribution, in interstate commerce, of medical devices, including in vitro diagnostic test kits. The information that must be submitted to the FDA in order to obtain clearance or approval to market a new medical device varies depending on how the medical device is classified by the FDA. Medical devices are classified into one of three classes on the basis of the controls deemed by the FDA to be necessary to reasonably ensure their safety and effectiveness. Class I devices are subject to general controls, including labeling, pre-market notification and adherence to the FDA’s quality system regulation, which are device-specific good manufacturing practices. Class II devices are subject to general controls and special controls, including performance standards and post-market surveillance. Class III devices are subject to most of the previously identified requirements as well as to pre-market approval. Most in vitro diagnostic kits are regulated as Class I or Class II devices. Entities that fail to comply with FDA requirements can be liable for criminal or civil penalties, such as recalls, detentions, orders to cease manufacturing and restrictions on labeling and promotion.

The FDA presently requires clearance or approval of diagnostic test kits that are sold widely to labs, hospitals and doctors, considering them to be medical devices. However, diagnostic tests that are developed and performed by a CLIA-certified reference laboratory, known as “home-brew,” “in-house” or “laboratory-developed” tests, have been generally considered clinical laboratory services. The FDA has stated that it has the power to regulate laboratory-developed tests such as the ones that we hope to develop. Nevertheless, it has exercised enforcement discretion in not regulating most laboratory-developed tests performed by high complexity CLIA certified laboratories.

On July 26, 2007, the FDA published a “Draft Guidance” describing the Agency’s current thinking about potential regulation of  “In Vitro Diagnostic Multivariate Index Assays (IVDMIA).” An IVDMIA is a type of “in-house” or “lab-developed” test and is defined as a test system that employs data, derived in part from one or more in vitro assays, and an algorithm that usually, but not necessarily, runs on software, to generate a result that diagnoses a disease of condition or is used in the cure, mitigation, treatment, or prevention of disease. The Draft Guidance suggests that the FDA may seek to regulate such tests in the future. IVDMIA tests may include diagnostic tests using multiple genes to determine whether a patient has a high or low risk of recurrence or response to a particular chemotherapy.

The degree to which in-house tests are regulated by the FDA has also been the focus of recent Congressional attention, and Congress is considering the introduction of legislation that would all subject all such tests (not only IVDMIAs) to premarket review or approval by the FDA.

The diagnostic and chemotherapy response tests being developed by Response Genetics include the use of gene sets involving multiple genes and algorithms to determine whether a patient falls into a “high” or “low” risk for recurrence of response to a particular chemotherapy. Response Genetics plans to continue development of these tests as “in house” tests until the degree to which these tests are to be regulated by the FDA becomes clearer. We will continue to monitor both the FDA and Congress and we intend to comply with any new requirements that may apply.

Good Laboratory Practice (GLP)

We are subject to various regulatory requirements designed to ensure the quality and integrity of our non-clinical testing processes. Our standard operating procedures are written in accordance with applicable regulations and guidelines for operating in the United States. The industry standards for conducting preclinical laboratory testing are embodied in Good Laboratory Practice regulations, or GLP, regulations promulgated by the FDA. In the United States, non-clinical studies intended for FDA submission must be conducted in accordance with GLP; foreign governments may require our North American clients to comply with certain regulatory requirements of other countries (in order to gain approval within these countries), such as regulations promulgated by the Japanese Ministry of Health, Labor and Welfare and Ministry of Agriculture, Forestry and Fisheries, and in Europe, the Organisation for Economic Co-operation and Development. GLP regulations specify requirements for facilities, equipment, and professional staff and standardized procedures for conducting studies, including procedures for recording and reporting data and for managing study materials and records. In addition, we have established a required quality assurance program that monitors ongoing compliance with GLP regulations by auditing test data and reporting and conducting inspections of testing procedures.

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

Regulation of Reimbursement and Coverage

Revenues for clinical laboratory testing services come from a variety of sources and depend significantly on the availability of third-party reimbursement, including from Medicare and Medicaid programs, commercial insurers and managed care organizations. We are a Medicare laboratory services provider and intend to become a Medicaid laboratory services provider. We also receive reimbursement from third-party payors for our testing services. However, as is the case with healthcare services generally, the majority of payors pay for our testing services at varying levels that may be significantly lower or otherwise differ from our list prices. Obtaining reimbursement from third-party payors is both time consuming and expensive. Payment from third-payors may not be sufficient to allow us to sell our services on a profitable and competitive basis.

In 2008, we derived approximately 3% of our net sales of ResponseDX testing services directly from the Medicare program. Therefore, compliance with complex Medicare reimbursement rules is important to our operations. Once Medicare has determined that it will cover a particular test, or that a test will be provided as a benefit, payment is generally made under the Clinical laboratory Fee Schedule with amounts assigned to specific procedure billing codes. Each Medicare carrier jurisdiction has a fee schedule that establishes the price for each specific laboratory billing code. This fee schedule is updated annually. As a Medicare-participating laboratory based in California, we bill the Medicare program's California contractors and will have to comply with this contractor's coverage and payment policies. In recent years, both government and private sector payers have made efforts to contain or reduce health care costs, including reimbursement for clinical laboratory services.

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

Information Technology

We have implemented an internally developed database system that is used to perform tracking, evaluation, and reporting of laboratory specimens as they are analyzed. The database system is maintained using application software consisting of a multi-tier MS SQL Server application using Thin Crystal reports for data reporting. Analysis results are imported from TaqMan® PCR instruments. The application platform consists of a Windows 2000 server on the back end, with Windows XP Professional workstations as clients operating within the corporate Local Area Network (“LAN”). We also make use of commercial software applications that allow biostatistical analysis of data generated from chip array studies. These systems will be used in the facilities developed overseas by us to ensure that results from sample processing are consistent from location to location.

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

Competition

We provide services in a segment of the healthcare industry that is highly fragmented and extremely competitive. Any failure to respond to technological advances and emerging industry standards could impair our ability to attract and retain clients. This industry is characterized by rapid technological change. Our actual and potential competitors in the United States and abroad may include major pharmaceutical, biotechnology, genomic and diagnostic companies such as Genomic Health, Inc. and Clinical Data, Inc., large clinical laboratories, universities and other research institutions. Many of our potential competitors have considerably greater financial, technical, marketing, research and other resources than we do, which may allow these competitors to discover important information and technology before we do. It is anticipated that competition will continue to increase due to such factors as the perceived potential for commercial applications of biotechnology and the continued availability of investment capital and government funding for cancer-related research. Our competitors may succeed in developing diagnostic products that circumvent our technologies or product candidates. Also, our competitors may succeed in developing technologies or products that are more effective than those that will be developed by us or that would render our technology or product candidates less competitive or obsolete.

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

Employees

As of December 31, 2008, we had 47 full-time and part-time employees. We employ 40 full-time and seven part-time employees. Our wholly-owned subsidiary, Response Genetics, Ltd. employed 10 full time employees; however, in connection with the reduction of workforce pursuant to which the Company is closing its United Kingdom testing facility to consolidate services at its CLIA-certified laboratory facilities in Los Angeles, we made all of these employees redundant in February  2009.  Our employees are not represented by any collective bargaining organizations and we consider our relations with our employees to be good.

Reports to Security Holders

We are a Delaware corporation with our principal executive offices located at 1640 Marengo Street, 6th Floor, Los Angeles, CA 90033. Our telephone number is (323) 224-3900 and our web site address is  www.responsegenetics.com .. We make available free of charge through the Investor Relations section of our web site our quarterly reports on Form 10-Q, our Annual Report on Form 10-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically file with or furnished to the Securities and Exchange Commission.

Item 1B. Unresolved Staff Comments.

None.

Item 2.  Properties.

Our corporate headquarters are located at 1640 Marengo St., Los Angeles, California, 90033. We sub-lease 11,271 square feet of space, adjacent to the University of Southern California, where research and development and administrative functions are performed. Our current lease expires on January 31, 2010. We believe that our facility is sufficient for our U.S. operations in the near term. We also sub-lease 180 square feet of space at 103 South Carroll Street, Suite 2b, Frederick, Maryland 21701, where administrative functions are performed. Our current lease expires on August 31, 2009.

Our subsidiary, Response Genetics Ltd., maintains its headquarters at Chancellor’s Building, Royal Infirmary of Edinburgh, 49 Little France Crescent, Edinburgh Scotland EH16 5JB. We lease 490 square meters of space (approximately 5,275 square feet of space), where our administrative functions and laboratory functions are performed. Our current lease expires on March 31, 2009, and converts to month to month thereafter. We have exercised our option to continue our lease for an additional month through April 30, 2009.

Item 3. Legal Proceedings.

We are not a party to any legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Part II

Item 5.  Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Common Stock is traded on the NASDAQ Capital Market under the symbol "RGDX" and has been trading since our initial public offering on June 4, 2007. The following table sets forth the range of high and low sales prices of our Common Stock, based on the closing price of our Common Stock on a given day, in each quarter since our Common Stock began trading.

	2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Stock price - High	$5.05	$3.85	$3.40	$3.33
Stock price - Low	$3.50	$3.11	$2.63	$1.18

	2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Stock price - High	N/A	$7.14	$6.95	$5.22
Stock price - Low	N/A	$6.95	$3.26	$2.99

Stockholders

As of March 27, 2009, there were approximately 41 stockholders of record of the 12,239,276 outstanding shares of Common Stock.

Dividends

The Company has not paid dividends to its stockholders since its inception and does not plan to pay cash dividends in the foreseeable future. The Company currently intends to retain earnings, if any, to finance the growth of the Company.

Recent sales of Unregistered Securities

There were no sales of unregistered equity securities by the Company in the period covered by this annual report.

Use of Proceeds from Registered Securities

On June 8, 2007 we completed our initial public offering of 3,000,000 shares of our common stock at $7.00 per share, pursuant to a registration statement on Form SB-2 (commission file No. 333-139534), which was declared effective on June 4, 2007. The managing underwriter of our initial public offering was Maxim Group LLC. Net proceeds from the initial public offering after deducting underwriting commissions and fees but before expenses were $18,950,000.

We have used and expect to continue use the proceeds from our initial public offering for research and development, business expansion, and working capital and other general purposes. Pending such use, the net proceeds from the offering have been invested in interest-bearing money market accounts. None of the net proceeds from the offering were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10% or more of any class of our equity securities or to any other affiliate, other than in the form of wages or salaries, fees and bonuses paid out in the ordinary course of business. We will retain broad discretion over the use of the net proceeds received from our initial public offering. The timing and amount of our actual expenditures may vary significantly depending on a number of factors, including the successful early clinical development of our lead product candidates, cash flows from operations and the anticipated growth of our business. We have incurred the following costs as they relate to our use of proceeds including research and development costs of $3,373,578, business expansion costs primarily related to the set up and operation of our European lab of $3,376,654, and $1,543,163 of cost primarily related to establish and continue investor relations, public relations, and sales and marketing activities necessary for a public company.

Purchases of Equity Securities

The Company made no purchases of its equity securities in the period covered by this annual report.

Item 6. Selected Financial Data.

The following selected consolidated statement of operations data for the years ended December 31, 2008 and 2007 and the balance sheet data at December 31, 2008 and 2007 have been derived from our audited consolidated financial statements, which are included elsewhere in this report. Historical results are not necessarily indicative of the results of operations for future periods. The following data is qualified in its entirety by and should be read in conjunction with the rest of the information contained in this section and our consolidated financial statements and related notes included elsewhere in this report.

Consolidated Statement of Operations Data:

	Year ended	Year ended
	December 31, 2008	December 31, 2007

Revenue	$7,124,771	$7,789,789
Operating Expenses:
Cost of revenue	$3,594,355	$4,045,715
General and administrative	$7,863,313	$5,156,711
U.K. operating expenses	$2,477,687	$1,630,179
U.K. impairment of property and equipment	893,826	-
Research and development	$2,155,749	$2,455,044
Operating (loss)	$(9,860,160)	$(5,497,860)
Net (loss)	$(9,485,538)	$(5,052,907)

Net (loss) per common share:
Basic	$(0.93)	$(0.78)
Diluted	$(0.93)	$(0.78)

Weighted average common shares outstanding:
Basic	10,239,276	6,987,092
Diluted	10,239,276	6,987,092

Consolidated Balance Sheet data:

	December 31, 2008	December 31, 2007

Consolidated Balance Sheet Data:
Cash and cash equivalents	$9,545,000	$17,024,209
Total assets	$13,548,053	$24,414,033
Total stockholders’ equity	$6,870,871	$15,105,775

Item 7. Management’s Discussion and Analysis of Financial Condition and results of Operations.

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

The following discussion of our financial condition and results of operation should be read in conjunction with our audited financial statements and related notes to the financial statements included elsewhere in this Annual Report on Form 10-K as of December 31, 2008 and 2007 and our audited financial statements for the year ended December 31, 2006 included in our Annual Report on Form 10-KSB previously filed with the SEC. This discussion contains forward-looking statements that relate to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward looking statements.

Overview

 Response Genetics, Inc. (the “Company”) was incorporated in the state of Delaware on September 23, 1999 as Bio Type, Inc. for the purpose of providing unique molecular profiling services of tumor tissue that has been formalin-fixed and embedded in paraffin wax. In August 2000, we changed our name to Response Genetics, Inc.   In November 2006, we established Response Genetics Ltd., a wholly owned subsidiary in Edinburgh, Scotland. On February 9, 2009 we implemented a reduction of workforce pursuant to which we are closing our subsidiary in Edinburgh. See "liquidity and capital resources" for additional information.

Clinical studies have shown that not all cancer chemotherapy works effectively in every patient, and that a number of patients receive therapy that has no benefit to them and may potentially even be harmful. Our goal is to provide cancer patients and their physicians with a means to make informed, individualized treatment decisions based on genetic analysis of tumor tissues. Our pharmacogenomic analysis of clinical trial specimens for the pharmaceutical industry may provide data that will lead to a better understanding of the molecular basis for response to specific drugs and, therefore lead to individualized treatment. We are focusing our efforts in the following areas:

•	Commercialization of our ResponseDX ™ tests;

•	Developing additional diagnostic tests for assessing the risk of cancer recurrence, prediction of chemotherapy response and tumor classification in cancer patients; and

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

At present most chemotherapy regimens are administered without any pre-selection of patients on the basis of their particular genetics. However recent development of very sensitive molecular technologies has enabled researchers to identify and measure genetic and biochemical factors in patients’ tissues that can predict the probability of success or failure of many currently used anti-cancer agents. In order to increase the chances of a better chemotherapy outcome for cancer patients, we are developing genetic tests that will measure predictive factors for tumor response in tumor tissue samples. We have begun offering tests for non-small cell lung cancer (NSCLC) (ResponseDX: Lung ™ ) and colorectal cancer (CRC) (ResponseDX: Colon ™ ) patients’ tumor tissue through our laboratory located in Los Angeles, California, which is certified under the Clinical Laboratory Improvement Amendments of 1988 (CLIA), and we anticipate offering additional tests for esophageal, ovarian, gastric and pancreatic cancer in the future. These tests are proprietary based tests which serve to help oncologists make optional therapeutic decisions for cancer patients. The results from our tests can help oncologists choose among chemotherapy regimens to treat their cancer patients. On September 29, 2008, we announced an exclusive agreement with NeoGenomics Laboratories (OTCBB: NGNM) whereby NeoGenomics will offer our proprietary ResponseDx: Colon and ResponseDx: Lung tests nationwide. Under the terms of the agreement NeoGenomics will be the national exclusive clinical reference laboratory authorized to offer our proprietary tests through NeoGenomics national sales force and our newly formed sales team. Currently, our newly formed sales team was expanded to 10 sales people located in the West Coast, Midwest, and East Coast areas of the United States.

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

Expansion of our pharmacogenomic testing services business

We have started the expansion of our pharmacogenomic testing services business into major markets of the healthcare industry outside of the United States. We have a service laboratory in Japan, and are working to potentially establish a service laboratory in China, through collaboration with some of our current clients in the pharmaceutical industry. The pharmaceutical industry is in need of standardized integrated worldwide analysis of clinical trial specimens. It is important to the pharmaceutical industry and the regulatory agencies that the same analytical methods are used for each clinical trial sample around the world so that the data can be easily compared and used for global drug development. Also, export of clinical trial specimens to the United States is restricted from some areas of the world, such as China. Our goal is to offer an analysis of patient specimens and generate consistent data based on integrated common platforms and technology into the major markets of the healthcare industry including outside of the United States.

There are no assurances that we will be able to continue making our current ResponseDX tests available, or make additional ResponseDX tests available; will be able to develop and commercialize tests of other types of cancer; or will be able to expand our pharmacogenomic testing service business.

We anticipate that, over the next 12 months, a substantial portion of our capital resources and efforts will be focused on research and development to bring to market a series of diagnostic tests for cancer patients, to establish laboratories overseas in collaboration with certain of our current pharmaceutical clients, sales and marketing activities related to our ResponseDX diagnostic tests, and for other general corporate purposes.

Research and development expenses represented 18.5% and 12.7% of our total operating expenses for the years ended December 31, 2007 and December 31, 2008, respectively. Major components of the $2,155,749 in research and development expenses for the year ended December 31, 2008 included supplies and reagents for our research activities, personnel costs, occupancy costs, equipment warranties and service, patent fees, stock-based compensation and sample procurement costs.

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

License Fees

We have licensed technology for the extraction of RNA and DNA from FFPE tumor specimens from USC in exchange for royalty fees on revenue generated by use of this technology. These royalties are calculated as a fixed percentage of revenue that we generate from use of the technology licensed from USC. Total license fees due under the royalty agreement to USC were $152,502 and $79,052 for the years ended December 31, 2007 and December 31, 2008, respectively. We also maintain a non-exclusive license to use Roche’s polymerase chain reaction (PCR), homogenous PCR, and reverse transcription PCR processes. We pay Roche a fixed percentage royalty fee for revenue that we generate through use of certain applications of this technology. Royalties accrued under this agreement totaled $219,721 and $292,481 for the years ended December 31, 2007 and December 31, 2008, respectively. We are subject to potentially significant variations in royalties recorded in any period. While the amount paid is based on a fixed percentage from revenues of specific tests pursuant to terms set forth in the agreements with USC and Roche, the amount due is calculated based on the revenue we recognize using the respective licensed technology. As discussed above, this revenue can vary from period to period as it is dependent on the timing of the specimens submitted by our clients for testing.

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

Results of Operations

Years Ended December 31, 2008 and December 31, 2007

Revenues.   Revenues were $7,124,771 for the year ended December 31, 2008, as compared to $7,789,789 for the comparable period in 2007, a decrease of $665,018, or 8.5%. This decrease was generated primarily due to a delay in receipt of samples to be tested from our pharmaceutical clients which we expect to receive in 2009 and 2010 and a reduction in revenue from the fluorescent in situ hybridization, immunohistochemistry (or IHC) and bioinformatics services provided  by us to our pharmaceutical company clients and a slowdown in the pharmaceutical services business due to the current economic environment. Combined revenue from fluorescent in situ hybridization, IHC and bioinformatics services provided by us decreased $1,679,707 for the year ended December 31, 2008 compared to  the year ended December 31, 2007.  This decrease was partially offset by $236,363 in revenue associated with our new Response DX assays which were not available in the year ended December 31, 2007.  Additionally, revenues from GSK Bio increased $2,693,015 in 2008 as compared to 2007. This increase was offset by decreases from our clients Taiho and GSK amounting to $1,336,000 and $1,563,257, respectively, in 2008 compared to 2007. For the year ended December 31, 2008, two of our clients, GSK and Taiho, accounted for approximately 94% of our revenue, as compared to approximately 85% of our revenue for the year ended December 31, 2007.

Cost of Revenues.   Cost of revenues for the year ended December 31, 2008 were $3,594,355 as compared to $4,045,715 for the year ended December 31, 2007, a decrease of $451,360 or 11.1%. This decrease is primarily related to a decrease in expenses associated with floursecent in situ hybridization processing and  bioinformatics expenses of $615,440, and a $117,569 reduction in expenses associated with issuance of stock options to employees and consultants.  These decreases were partially offset by increases in reagents and lab supplies of $293,508 to support our pharmaceutical clients and our new ResponseDX assay.

Research and Development Expenses.   Research and development expenses were $2,155,749 for the year ended December 31, 2008, as compared to $2,455,044 for the same period in 2007, a decrease of $299,295 or 12.2%. This decrease resulted primarily from a decrease in share-based compensation related to stock options issued to employees and consultants of $134,523, a decrease in laboratory supplies and reagents of $104,508, and a decrease associated with an academic research collaboration of $45,360. We expect research and development expenses to increase as we continue work to develop additional aspects of our technology and to study diagnostic indicators for various forms of cancer.

General and Administrative Expenses.   General and administrative expenses totaled $7,863,314 for the year ended December 31, 2008, as compared to $5,156,711 for the comparable period in 2007, an increase of $2,706,603 or 52.5%. This increase resulted primarily from an increase of  $963,928 in personnel expenses  primarily related to our sales and marketing activities for our new ResponseDX assay, an increase in our advertising and business consulting expenses of $640,890 primarily related to our sales and marketing activities for our new ResponseDX assay, an increase of $176,300 in board of director fees compared to $11,500 in 2007, an increase of $151,801 of stock based compensation related to issuance of stock options to some of our key employees, costs related to expenses in Japan of $273,374 which did not exist in 2007, an increase in royalties of $239,802,and an increase of $161,868 in insurance related expenses primarily related to directors and officers insurance. We expect general and administrative expenses to increase as a result of the need to hire additional administrative personnel and due to higher legal, accounting, compliance and related expenses associated with being a public company.

U.K. Operating Costs and U.K. Impairment of Property and Equipment.  In December, 2008, we made the decision to increase the operational efficiency of the Company by consolidating our UK operations with our US operations.  Based on this decision we began implementation of a reduction of workforce pursuant to which we will close our UK testing facility and consolidate testing services in our laboratory facilities located in Los Angeles.  As a result of the implementation of the reduction of workforce management performed a recoverability test of the long-lived assets located at the United Kingdom testing facility. Based on the recoverability analysis performed, the Company recorded a non-cash charge for the impairment of long-lived assets of $0.9 million as of December 31, 2008 to write down the carrying value of the long-lived assets to their estimated fair value of $0. The fair value was estimated based upon offers received from third parties to purchase the long-lived assets. The operating costs related to our UK lab, which were previously included in  general and administrative expenses, were approximately $2.5 million for 2008 compared to $1.6 million in 2007.

Interest Income.   Interest income was $374,659 for the year ended December 31, 2008, compared with $517,645 for the same period in 2007. This $142,986 decrease was due to lower average cash balances and lower rates of return during the period ending December 31, 2008.

Interest Expense.   Interest expense was $3,875 for the year ended December 31, 2008 and $28,669 for the same period in the preceding year. In the year ending December 31, 2007 this expense consisted primarily of a fixed amount on notes payable from our stockholders. The notes payable and accrued interest related to these notes payable was converted into shares of our common stock upon the closing of our initial public offering.

Income Taxes

As of December 31, 2008 and 2007, a full valuation allowance has been recorded for the deferred tax assets since we do not believe the recoverability of the deferred income tax assets in the near future is more likely then not.

Liquidity and Capital Resources

We incurred net losses of $5,052,907 and $9,485,538 during the year ended December 31, 2007 and the year ended December 31, 2008, respectively. Since our inception in September 1999, we have incurred cumulative losses and as of December 31, 2008, we had an accumulated deficit of $29,805,729. We expect that our research and development, and general and administrative expenses will continue to increase and, as a result, we will need to generate significant revenues to achieve profitability.

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

We lease office and laboratory space for our location in Los Angeles under noncancelable operating leases that expire through March 2010. Additionally, in 2007, the Company entered into an agreement to lease office and laboratory space for our operations in Scotland. This is an operating lease which expires in March, 2009. As a result of the reduction in workforce implemented by the Company on February 9, 2009, the Company has extended its lease in Scotland for one additional month in order to facilitate the winding down of our UK operations. For additional information see Note 17 for additional information. Rent expense for our facilities was $617,441 and $587,669 for the years ended December 31, 2008 and 2007, respectively. Future minimum lease payments aggregate to approximately $463,333 over the next two years through the expiration of the leases in 2010.

Following is a summary of recent events and the expected impact of these events may or have had on our liquidity and future realization of revenues.

•
On December 26, 2008, we amended and restated our master service agreement with GlaxoSmith Kline, Ltd. ("GSK"), a leading pharmaceutical manufacturer (the "GSK Agreement"). Pursuant to the amendment, the term of the GSK Agreement has been extended for a two-year period, with the option for the parties to extend the GSK Agreement for additional one-year periods, upon their mutual written agreement. In addition, we will become a preferred provider to GSK and its affiliates of genetic testing services on a fee-for-service basis and, in anticipation of the services to be provided, GSK agreed to make a non-refundable upfront payment of approximately $1,300,000 which was received on January 5, 2009. This payment may be credited against future work undertaken in the period beginning on January 1, 2009 and ending on December 31, 2010.

•
On February 9, 2009, we implemented a reduction of workforce ("Reduction of Workforce") pursuant to which we are closing our United Kingdom testing facility to consolidate services at our CLIA-certified laboratory facilities in Los Angeles. Pursuant to the Reduction of Workforce, we have eliminated all of our employees in the United Kingdom, a total of 9 positions. The lease for our United Kingdom testing facility is due to terminate on March 31, 2009. We have arranged to extend the lease, pursuant to its terms, for an additional month, in order to facilitate the winding down of our operations in the United Kingdom. The Reduction of Workforce will be substantially complete on March 31, 2009. We undertook the Reduction of Workforce as part of a strategic plan to increase operational efficiency in conjunction with our consolidation of our services at its Los Angeles facilities and it will not affect its genetic testing services or current partnership agreements.

In connection with the Reduction of Workforce, the Company expects to incur expenses associated with one-time termination benefits of approximately $197,000. The Company had not satisfied all the criteria necessary in order to include those one-time termination benefits in its December 31, 2008 financial statements. Those costs will be included in the Company’s 2009 financial statements. Additionally, management performed a recoverability test of the long-lived assets located at the United Kingdom testing facility in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Based on the recoverability analysis performed, the Company recorded a non-cash charge for the impairment of long-lived assets of $0.9 million as of December 31, 2008 to write down the carrying value of the long-lived assets to their estimated fair value of $0. The fair value was estimated based upon offers received from third parties to purchase the long-lived assets.

•
On February 27, 2009, we entered into a Purchase Agreement (the "Purchase Agreement") with certain affiliates of Special Situations Funds (the "Purchasers") for the private placement of 2,000,000 newly-issued shares of the Company's common stock (the "Shares") at a per share price of $1.00 (the "Private Placement"). The closing of the sale of the Shares occurred on Monday, March 2, 2009.

In connection with the Private Placement, we also entered into a Registration Rights Agreement, dated February 27, 2009, with the Purchasers (the "Registration Rights Agreement") pursuant to which we have agreed to file, within 90 days of the closing of the Private Placement, a registration statement with the Securities and Exchange Commission ("SEC") to register the Shares for resale, which registration statement is required to become effective within 150 days following the closing. If the Registration Statement is not filed or declared effective within the timeframes set forth above, then we will be obligated to pay liquidated damages to the Purchasers in an amount equal to 1.5% of the aggregate amount invested by the Purchasers for each 30-day period, or pro rata for any portion thereof, following the date by which the Registration Statement should have been filed or declared effective. In addition, liquidated damages will also accrue in the event that, subject to certain exceptions, we do not maintain the effectiveness of the registration statement until the earlier of the sale of all of the Shares or the Shares become eligible for sale under Rule 144 without regard to any volume limitations.

Comparison of Years Ended December 31, 2008 and 2007

As of December 31, 2008, we had $9,545,000 in cash and cash equivalents, working capital of $7,742,874 and an accumulated deficit of $29,805,729.

Cash flows provided by operating activities

During the year ended December 31, 2008, the Company generated negative cash flows from operations of $6,790,588 compared to  negative cash flows of $3,485,900 operations in the year ended December 31, 2007. The reasons for the change in cash flows of $3,304,688 was due mainly to the increase in net loss of $4,432,631, and in combination of a decrease in receivables, a decrease in prepaid expenses, increases in accounts payable and accrued expenses, a decrease in accrued payroll, bonus and related liabilities, and a decrease in deferred revenue.

The decrease in accounts receivable, of $2,087,269, related mainly to one receivable for deferred revenue related to an amendment entered into in the fourth quarter of 2007 to the contract with GSK Bio. This amendment changed the Company receiving monthly payments to a single advance payment amounting to $2.4 million prior to December 31, 2007, which was not received until January, 2008.

The decrease in deferred revenue of 3,045,916 related to a decrease in advance billings to our customers, along with recognition of deferred revenue totaling $4,611,016. The decrease in deferred revenue was offset with an increase of approximately $1.3 million due to our amended and restated master service agreement with GSK completed on December 26, 2008.

The decrease in prepaid expenses of $162,791 was primarily due to reductions in prepaid maintenance contracts partially offset by an increase in prepaid insurance.

The increase in accounts payable and accrued expenses primarily resulted from increased sales and marketing and business development activities related to the launch of Response DX.

The change in accrued payroll, bonus and related liabilities is due to the decrease in bonuses granted and accrued as of December 31, 2008 of $0 versus accrued bonuses of $422,666 as of December 31, 2007.

Cash flows used in investing activities

Net cash used in investing activities was $577,328 for the year ended December 31, 2008 and $1,980,435 for the year ended December 31, 2007. This decrease in the use of cash of 1,403,107 was attributable to reduced need for capital equipment in our laboratories.

Cash flows used in financing activities

There were no cash flows from financing activities for the year ended December 31, 2008. For the year ended December 31, 2007 net cash provided by financing activities was $17,593,512 as a result of our initial public offering.

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

In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161. This FSP applies to credit derivatives within the scope of Statement 133, hybrid instruments that have embedded credit derivatives, and guarantees within the scope of Interpretation 45. This FSP is effective for reporting periods (annual or interim) ending after November 15, 2008. We do not expect this FSP to have a material impact on our consolidated financial position and results of operations.

Item 8.  Financial Statements and Supplementary Data.

Our consolidated financial statements and related notes are included in this annual report beginning on page F-1.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9(A)(T).  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Under the supervision, and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures were effective such that the information required to be filed in this report is recorded, processed, summarized and reported within the required time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

It should be noted that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. As a result, there can be no assurance that a control system will succeed in preventing all possible instances of error and fraud. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the conclusions of our Principal Executive Officer and the Principal Financial Officer are made at the “reasonable assurance” level.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its assessment, management believes that, as of December 31, 2008, our internal control over financial reporting was effective based on those criteria.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.  Other Information.

None.

Part III

Item 10.  Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

Our executive officers and directors and their respective ages and positions as of December 31, 2008 are as follows:

Directors and Executive Officers	Age	Position

Tom R. DeMeester, M.D.	70	Chairman of the Board
Kathleen Danenberg	61	Director, Chief Executive Officer and President
David M. Smith	42	Vice Chairman of the Board
Michael Serruya	44	Director
Hubertus Spierings	64	Director
Gary D. Nusbaum	42	Director
John C. Ferrara	57	Director
Kirk K. Calhoun	64	Director
David R. Gandara, M.D.	61	Director
Thomas Stankovich	48	Vice President, Chief Financial Officer and Secretary
James Clark	40	Vice President and Chief Operating Officer
Denise McNairn	41	Vice President and General Counsel

The following is a brief summary of the background of each of our executive officers and directors. There are no family relationships among any of the executive officers or directors.

Tom R. DeMeester, M.D. joined us in March 2000 as Chairman of our board of directors. Dr. DeMeester has been the Chairman of the Department of Surgery and Professor of General and Cardiothoracic Surgery at the USC School of Medicine since 1990. From 1984 to 1990, Dr. DeMeester served as Chairman and Professor of the Department of Surgery at Creighton University School of Medicine. Dr. DeMeester received his M.D. from the University of Michigan School of Medicine and a B.A. from Calvin College.

Kathleen Danenberg has been our Chief Executive Officer and President since 2002. Prior to that, she served as our Vice President and Chief Scientific Officer from December 2000 to December 2002. Ms. Danenberg has served as one of our board members since March 2000. Ms. Danenberg began her career in molecular research and developed broad expertise in a variety of areas and applications. While at USC, Ms. Danenberg invented a breakthrough patented method to extract RNA from formalin-fixed paraffin embedded tissue specimens which became the basis for the establishment of Response Genetics, Inc. Prior to her work at USC, Ms. Danenberg worked with the renowned enzyme kineticist Dr. W.W. Cleland at the University of Wisconsin to elucidate the mechanism of action of the enzyme hexokinase. Ms. Danenberg has over 100 scientific publications to her credit.

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

Hubertus Spierings has served on our board of directors since June 4, 2007 and has served as a member of our audit committee, nominating and governance committee, and compensation committee. From 1992 until 2002, Mr. Spierings served as a non-executive chairman of the board of Cargill International S.A., a subsidiary of a privately held agricultural management company, and from 1999 until 2002, he served as executive vice president of Cargill, Inc, a privately held agricultural management company. From 2004 until early 2009, Mr. Spierings served as a director on the board of directors of the International Management Institute-Kyiv, a private Ukranian professional school. Mr. Spierings earned a degree in economics from Nyenrode N.O.I.B. (an international business college in the Netherlands).

Gary D. Nusbaum has served on our board of directors on August 24, 2007.  Mr. Nusbaum has served as a member of our audit committee, nominating and governance committee, and compensation committee. From 1989-2002, Mr. Nusbaum was at the Private Equity firm Warburg Pincus, where he was a Managing Director, and from 2002 until 2005, Mr. Nusbaum was a Managing Director at Aetos Capital, an asset management firm.  At Aetos Capital, Mr. Nusbaum was the firm’s Chief Financial Officer, and also headed its private equity business. In 2006, Mr. Nusbaum joined Palladium Equity Partners, LLC, as a Managing Director.  Mr. Nusbaum received his Bachelor of Science in Economics, summa cum laude, and Master of Business Administration degrees from The Wharton School of the University of Pennsylvania.  He has been a board member of several public and private companies.

John C. Ferrara has served on our board of directors since April 4, 2008. Mr. Ferrara is currently Chief Financial Officer of EDGAR® Online®, Inc. (NASDAQ: EDGR). Prior to joining EDGAR® Online®, Inc., Mr. Ferrara served as Interim CFO to GAMCO Investors, Inc., President of The LGL Group, Inc. and has held chief financial officer positions at Space Holding Corporation, Golden Books Family Entertainment and Renaissance Communications Corporation. Since 1999, Mr. Ferrara has served on the Boards of Directors of several public companies, including GAMCO Investors and Lynch Interactive. Mr. Ferrara holds a B.S. in Accounting from the University of Maryland as well as an M.B.A. in Finance from Columbia University.

David R. Gandara, M.D. has served on our board of directors since April 30, 2008. Since 1994, Dr. Gandara has been a professor of medicine at the University of California, Davis School of Medicine. He also is Associate Director of Clinical Research and has been Director of Thoracic Oncology at the University of California, Davis Cancer Center since 1994. He is a diplomat of the American Board of Internal Medicine specializing in Medical Oncology. He also serves on the board of directors for the International Association for the Study of Lung Cancer (IASLC) and is a prior board member and secretary-treasurer of the American Society for Clinical Oncology (ASCO). He also is chair of the NCI-directed Lung Correlative Science Committee. Dr. Gandara received his M.D. from the University of Texas Medical Branch and holds a B.A. from the University of Texas.

Kirk K. Calhoun has served as a member of our board of directors since May 16, 2008. Mr. Calhoun joined Ernst & Young, LLP, a public accounting firm, in 1965 and served as a partner of the firm from 1975 until his retirement in 2002. Mr. Calhoun is a Certified Public Accountant. He is currently on the board of directors of Abraxis Bioscience, Inc. and was on the board of directors of Replidyne, Inc. until its acquistion by Cardiovascular Systems, Inc. in February 2009. Mr. Calhoun received a B.S. in Accounting from the University of Southern California.

Thomas Stankovich joined us as our Vice President, Chief Financial Officer and Secretary in November 2006. Mr. Stankovich has gained financial and business experience over the past 20 years working in both domestic and international operations with publicly-traded companies in the pharmaceutical and biotechnology industries. Mr. Stankovich most recently was Executive Vice President and Chief Financial officer at Cobalis Corp. (Nasdaq: CLSC) from December 2005 until he joined us. Subsequent to Mr. Stankovich's departure from Cobalis in December, 2006, Cobalis declared Chapter 11 Bankruptcy in October, 2007. Prior to his position at Cobalis Corp., he worked at MP Biomedicals, LLC where he served as Senior Vice President and Chief Financial Officer from July 2003 to December 2005. From January 2003 through July 2003 Mr. Stankovich worked as a financial consultant. He served as Senior Vice President and Chief Financial Officer for Ribapharm, Inc. (NYSE: RNA) from December 2001 to January 2003 (now part of Valeant Pharmaceuticals International) (NYSE: VRX) where he helped complete an initial public offering in April 2002. Since 1986, Mr. Stankovich has served in various executive financial management positions for ICN Pharmaceuticals, Inc. (NYSE: ICN) (now renamed Valeant Pharmaceuticals International) including Vice President, Chief Financial Officer for ICN International A.G., and Vice President and Controller for ICN Europe. Mr. Stankovich holds Bachelor of Science degrees in both accounting and finance from California State University, Northridge.

James Clark joined us as our Vice President and Chief Operating Officer in October 2006. From June 1, 2003 to August 31, 2006, Dr. Clark served as head of the Cancer Molecular Biology, Technology group at  GlaxoSmithKline — Biologicals (NYSE: GSK). From 1995 to 2003, Dr. Clark served as a Senior Research Fellow within the Department of Medicine, University of Glasgow, where he began his career developing molecular techniques and applications for the study of the immune response to breast cancer. Dr. Clark received his B.S.c from Heriot-Watt University, Edinburgh, Scotland and his Ph.D. from the Department of Biochemistry, University of Glasgow, Scotland.

Denise McNairn joined us as our Vice President and General Counsel in February 2007. Prior to joining us, from 2001 to 2007, Ms. McNairn was an attorney at Kenyon & Kenyon LLP. Prior to working for Kenyon & Kenyon, Ms. McNairn worked as a Technology Transfer Specialist at the National Cancer Institute Technology Transfer Branch, where she began her career in drafting and negotiating transactional agreements. Ms. McNairn received her B.S. from Virginia Polytechnic Institute and State University, an M.S. from Johns Hopkins University and her J.D. from the University of Maryland School of Law.

There is no pending litigation or proceeding involving any of our directors, officers, employees or agents in which indemnification will be required or permitted. We are not aware of any threatened litigation or proceeding that may result in a claim for such indemnification.

Compliance with Section 16(a) of the Exchange Act

Our records reflect that all reports which were required to be filed pursuant to Section 16(a) of the Exchange Act were filed on a timely basis during the fiscal year ended December 31, 2008.

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

Audit Committee and Audit Committee Financial Expert

Our Board has appointed an audit committee and has adopted a written audit committee charter.  The audit committee is composed of three members and, among other things, is authorized to assist the Board in monitoring the integrity of the financial statements of the Company and financial reporting procedures and the Company’s compliance with legal and regulatory requirements. Our audit committee consists of John C. Ferrara, Gary D. Nusbaum and Kirk K. Calhoun. Our Board has determined that each such director is independent in accordance with the applicable requirements of the SEC and the NASDAQ Stock Market Inc. Our board has determined Mr. Ferrara qualifies as our audit committee expert within the meaning of SEC regulations and the NASDAQ Stock Market Inc. rules.

Nominating and Governance Committee

There have been no material changes to the procedures by which Company shareholders may submit recommendations for nomination to the Company’s Board of Directors.

Item 11.  Executive Compensation.

The following summary compensation table sets forth summary information as to compensation earned during the year ended December 31, 2008 and 2007 by our Chief Executive Officer, Chief Financial Officer, Chief Operating Officer and General Counsel, who we collectively refer to as our “Named Executive officers” elsewhere.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus.($)	Stock Options ($) A	All Other Compensation (B)		Total ($)
Kathleen Danenberg, President and CEO	2008	$371,000		$0	$417,676	$18,027	(B)	$806,703
	2007	$350,000		$175,000	$689,836	$114,673		$1,329,509

Thomas Stankovich, Vice President, Chief Financial Officer and Secretary	2008	$233,200		$0	$111,188	$0		$344,388
	2007	$220,000		$80,000	$44,387	$0		$344,387
James Clark, Vice President, Chief Operating Officer	2008	251,856	(C)	0	$110,048	0		$361,904
	2007	$237,600		$80,000	$44,314	$0		$361,914
Denise McNairn, Vice President, General Counsel	2008	$238,500		0	$111,575	0		$350,075
	2007	$225,000		$80,000	$44,576	$0		$349,576

(A)
Represents the compensation expense related to outstanding stock options we recognized for the year ended December 31, 2008 under Statement of Financial Accounting Standards 123R to our named executive officers. Assumptions used in the calculation of these amounts are included in Note 11 to our financial statements for the year ended December 31, 2008.

(B)
“All Other Compensation” for the year ended December 31, 2008 includes amounts paid to Ms. Danenberg pursuant to the monthly car and personal expense allowances provided for under the terms of her Employment Agreement.

(C)	Mr. Clark’s salary was paid in pounds sterling and was then converted to US dollars at an average exchange rate of $1.86 per Pound Sterling.

All bonuses for 2007 were awarded on February 12, 2008 and paid on February 19, 2008.

Employment Agreements and Change in Control Arrangements

The Danenberg Employment Agreement

We entered into an employment agreement with Ms. Danenberg on December 11, 2000. This previous agreement was superceded by a new employment agreement, which we entered into as of October 26, 2006, as amended on December 14, 2006 and on May 29, 2007, for the position of President and Chief Executive Officer. The agreement has an initial term of three years, with automatic one-year renewal terms thereafter. Ms. Danenberg is to receive an initial base salary of $350,000 per year, subject to annual adjustments at the discretion of the Board. Ms. Danenberg also is eligible to earn a minimum of 40% of her base salary as an annual bonus based upon our meeting certain performance targets and her meeting personal objectives as determined by our board of directors. Ms. Danenberg was not awarded a bonus pursuant to this provision of her current employment agreement in 2008.

Pursuant to the terms of the employment agreement, we granted Ms. Danenberg non-qualified stock option under the 2006 Stock Plan, in an amount equal to 3% of the number of shares of our common stock outstanding on October 26, 2006 on a fully diluted basis  or 212,577 options at an exercise price equal to the initial public offering price of our common stock. One third of these options vested immediately upon the issuance of the options and the remainder vested in two equal installments on the first and second anniversary of the date of Ms. Danenberg’s employment agreement (October 26, 2006). The options will vest immediately upon a change in control.  Ms. Danenberg is eligible for future option grants as approved by our board of directors, including those options granted in 2008 as referenced below. We will provide Ms. Danenberg with a monthly allowance of $1,000 to cover miscellaneous business expenses and a $1,000 monthly automobile allowance. We agreed to cover up to $5,000 of Ms. Danenberg’s legal fees incurred in the negotiation of her employment agreement and up to $1,000 of Ms. Danenberg’s legal fees incurred in the negotiation of the amendment to her employment agreement.

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

The Stankovich Employment Agreement

We have entered into an Employment Agreement with Thomas Stankovich, dated as of October 25, 2006, as amended on May 29, 2007 for the position of Vice President and Chief Financial Officer. He commenced employment on November 27, 2006. The agreement has an initial term of three years with automatic one-year renewal terms thereafter. The agreement provides for Mr. Stankovich to receive an initial base salary of $220,000 per year. Mr. Stankovich also is eligible to earn an annual bonus based upon our meeting certain performance targets and his meeting personal objectives as agreed upon with the CEO and approved by our board of directors.  Mr. Stankovich was not awarded a bonus pursuant to this provision of his current employment agreement in 2008.

Pursuant to the terms of the employment agreement, we granted Mr. Stankovich a non-qualified stock option under the 2006 Stock Plan, in an amount equal to 1% of the number of shares of our common stock outstanding on November 27, 2006, on a fully diluted basis, or 70,976 options, at an exercise price equal to the initial public offering price of our common stock. The shares vest in equal annual amounts over a four-year period, beginning on the first anniversary of the initial grant date. The options will vest immediately upon a change in control.  Mr. Stankovich is eligible for additional option grants as approved by our board of directors, including those options granted in 2008 as referenced below.

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

The Clark Employment Agreement

We have entered into an Employment Agreement with James Clark, dated as of October 26, 2006, for the position of Vice President and Chief Operating Officer. The agreement provides for Dr. Clark to receive an initial base salary of £120,000 (approximately $230,000) per year. Dr. Clark also is eligible to earn an annual bonus based upon our meeting certain performance targets and his meeting personal objectives as agreed upon with the CEO and approved by our board of directors. Dr. Clark was not awarded a bonus pursuant to this provision of his current employment agreement in 2008.  Dr. Clark is eligible to participate in our employee benefit plans and we are required to reimburse him for reasonable business-travel expenses. We also are required to reimburse Dr. Clark for up to $10,000 for expenses related to his relocation of his home and office to Scotland but, should Dr. Clark give notice that he is terminating his employment within the initial term, he is required to reimburse us for the pro-rated amount of the relocation expenses.

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

Pursuant to the employment agreement, we granted Dr. Clark a non-qualified stock option under the 2006 Stock Plan, in an amount equal to 1% of the number of shares of our common stock outstanding on November 1, 2006 on a fully diluted basis or 70,859 options, at an exercise price equal to the initial public offering price of our common stock. The shares vest in equal annual amounts over a four-year period, beginning on the first anniversary of the initial grant date. The options will vest immediately upon a change in control.  Dr. Clark is eligible for additional option grants as approved by our board of directors, including those options granted in 2008 as referenced below.

In the event of Dr. Clark’s termination without cause or for good reason, the portion of his options that are vested as of the date of his termination shall be exercisable for one year from the date of his termination. The employment agreement with Dr. Clark contains confidentiality, non-competition and non-solicitation provisions.

On February 9, 2009, in connection with the reduction of workforce pursuant to which the Company is closing its United Kingdom testing facility to consolidate services at its CLIA-certified laboratory facilities in Los Angeles, the Company terminated Dr. Clark.  Dr. Clark will receive certain severance benefits pursuant to the terms of his employment agreement, as well as certain additional minimal severance payments required under United Kingdom employment laws.

The McNairn Employment Agreement

We have entered into an Employment Agreement with Denise McNairn, dated as of February 20, 2007, as amended on May 29, 2007 for the position of Vice President and General Counsel. The agreement has an initial term of three years with automatic one-year renewal terms thereafter. The agreement provides for Ms. McNairn to receive an initial base salary of $225,000 per year. Ms. McNairn also is eligible to earn an annual bonus of up to 35% of her base salary based upon our meeting certain performance targets and her meeting personal objectives as agreed upon with the CEO and approved by our board of directors. Ms. McNairn was not awarded a bonus pursuant to this provision of her current employment agreement in 2008.  Ms. McNairn is eligible to participate in our employee benefit plans.

Pursuant to the employment agreement, we granted Ms. McNairn a non-qualified stock option under the 2006 Stock Plan, in an amount equal to 1% of the number of shares of our common stock outstanding on February 20, 2007 on a fully diluted basis, or 71,278 options, at an exercise price equal to the initial public offering price of our common stock. The shares vest in equal annual amounts over a four-year period, beginning on the first anniversary of the initial grant date. The options will vest immediately upon a change in control.  Ms. McNairn is eligible for additional option grants as approved by our board of directors, including those options granted in 2008 as referenced below.

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

Outstanding Equity Awards at 2008 Fiscal Year-End

Name and Principal Position	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Options Exercise Price ($)	Option Expiration Date
Kathleen Danenberg President and CEO	6/17/08	—	11,500	$3.15	6/17/18
Kathleen Danenberg President and CEO	9/17/08	18,750	56,250	$3.05	9/17/18
Thomas Stankovich, Chief Financial Officer	9/17/08	7,500	22,500	$3.05	9/17/18
James Clark, Chief Operating Officer	9/17/08	7,500	22,500	$3.05	9/17/18
Denise McNairn, General Counsel	9/17/08	7,500	22,500	$3.05	9/17/18

We granted Ms. Danenberg non-qualified stock option under the 2006 Stock Plan, in the amount of 86,500 options at an exercise price equal to the fair market value of our common stock on the date of grant. One quarter of Ms. Danenberg’s options vested immediately upon the issuance of the options and the remainder shall vest in four equal installments over a four year period on the anniversaries of the grant date.

We granted Mr. Stankovich a non-qualified stock option under the 2006 Stock Plan, in the amount of 30,000 options at an exercise price equal to the fair market value of our common stock on the date of grant. A quarter of the shares vested on the date of grant and the remaining shares vest in equal annual amounts over a four-year period, beginning on the first anniversary of the initial grant date. .

We granted Mr. Clark a non-qualified stock option under the 2006 Stock Plan, in the amount of 30,000 options at an exercise price equal to the fair market value of our common stock on the date of grant.  A quarter of the shares vested on the date of grant and the remaining shares vest in equal annual amounts over a four-year period, beginning on the first anniversary of the initial grant date.

We granted Ms. McNairn a non-qualified stock option under the 2006 Stock Plan, in the amount of 30,000 options at an exercise price equal to the fair market value of our common stock on the date of grant. A quarter of the shares vested on the date of grant and the remaining  shares vest in equal annual amounts over a four-year period, beginning on the first anniversary of the initial grant date.

Compensation of Directors

This table shows the compensation paid to our current non-employee directors for 2008

	Fees earned $ (a)	Option awards $ (b)	Total

Hubertus Spierings	24,000	18,577	42,577
Gary D. Nusbaum	24,000	12,790	36,790
John C. Ferrara	24,500	5,577	30,277
Kirk K. Calhoun	15,000	4,028	19,028
David R. Gandara, M.D.	13,300	4,306	17,606
David M. Smith	20,500	3,932	24,432
Michael Serruya	20,500	3,932	24,432
Tom DeMeester, M.D.	20,500	3,932	24,432

(a)   A full description of all fees paid to our directors is provided below. The cash portion of fees paid represent: 100% of the annual retainer and 100% of the committee meeting fees described below.

(b) Represents the compensation expense related to outstanding stock options we recognized for the year ended December 31, 2008 under Statement of Financial Accounting Standards 123R.  Assumptions used in the calculation of these amounts are included in Note 11 to our financial statements for the year ended December 31, 2008.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of March 27, 2009 certain information regarding the beneficial ownership of our common stock by:

· each stockholder known by us to own beneficially more than five percent of our common stock;

· each of the executive officers named in the summary compensation table;

· each of our directors; and

· all of our current directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities.

The number of shares of common stock and the percentage of common stock beneficially owned based on a total of 12,239,276 shares of common stock outstanding on March 27, 2009 and includes shares of common stock issuable within 60 days of March 27, 2009.

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

Beneficial owner	Number of shares beneficially owned		Percentage of shares beneficially owned
Directors and Executive Officers
David Smith	1,386,229		11%
Michael Serruya	3,939		0%
Kathleen Danenberg	657,435	(1)	5%
Tom DeMeester	372,845		3%
Hubertus Spierings	2,875	(2)	0%
Gary D. Nusbaum	2,875	(2)	0%
John C. Ferrara	2,875	(2)	0%
Kirk K. Calhoun	2,875	(2)	0%
David R. Gandara, M.D.	2,875	(2)	0%
Thomas Stankovich	25,244	(2)	0%
James Clark	25,215	(2)	0%
Denise McNairn	25,320	(2)	0%
All current executive officers and directors	2,510,602		21%

5% or more stockholders
Kathleen Danenberg	657,435	(1)	5%
Clara Serruya	1,728,656	(3)	14%
Samuel Serruya	1,728,656	(4)	14%
AWM Investment Co., Inc	3,196,170	(5)	26%
WSV Management, LLC	910,493	(6)	7%

____________________
(1) Includes of 426,108 shares of common stock jointly owned by Ms. Danenberg and her husband, Peter Danenberg. Includes 231,327 shares of common stock issuable upon the exercise of options within 60 days of December 31, 2008.
(2) Includes amounts for stock options that have vested or will vest within 60 days of March 27, 2009.
(3) Includes 864,328 shares of common stock owned by her husband, Samuel Serruya, as to which Mrs. Serruya disclaims beneficial ownership.
(4) Includes 864,328 shares of common stock owned by his wife, Clara Serruya, as to which Mrs. Serruya disclaims beneficial ownership.
(5) According to a Form 4 filed by Austin W. Marxe and David M. Greenhouse on March 19, 2009, Mr. Marxe and Mr. Greenhouse have shared power to vote and dispose of or direct the disposition of 3,196,170 common shares. MGP Advisors Limited (“MGP”) is the general partner of the Special Situations Fund III QP, L.P. (“QP”).  AWM Investment Company, Inc. (“AWM”) is the general partner of MGP, the general partner of and investment adviser to the Special Situations Cayman Fund, L.P. (“Cayman”) and the investment adviser to QP and the Special Situations Life Sciences Fund, L.P. (“LS”).  Austin W. Marxe and David M. Greenhouse are the principal owners of MGP and AWM.  Through their control of MGP and AWM, Messrs. Marxe and Greenhouse share voting and investment control over the portfolio securities of each of the funds listed above, which include respectively 929,835 common shares held by QP, 1,147,915 common shares held by Cayman, and 1,118,420 common shares held by LS.  The principal address for AWM Investment Co. is 527 Madison Ave. #2600, New York, NY 10022.
(6) According to a Schedule 13G filed by WSV Management, LLC, WSV Management, LLC, WS Ventures Management. L.P., Reid S. Walker, G. Stacy Walker, and Patrick P. Walker have shared power to vote and dispose of or direct the disposition of 910,493 common shares. The principal address for WSV Management, LLC is 300 Crescent Court # 1100, Dallas, TX 75201.

Securities Authorized For Issuance Under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,686,490	$6.24	779,510
Equity compensation plans not approved by security holders	—	—	—
Total	1,686,490	$6.24	779,510

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

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

Royalty Payment to the University of Southern California

While employed at USC, Kathleen Danenberg, our President, Chief Executive Officer and a director, developed and patented (RGI-1). USC retains ownership of this patent but has exclusively licensed this technology to us. In consideration for this license, we are obligated to pay as royalties to USC a percentage of the net sales of products or services using the technology, and to meet a certain minimum in royalty payments. Pursuant to USC policy, the inventors of technology owned by the University and then licensed for commercialization are paid a portion of royalties received by the University from the licensed technology. USC therefore pays a portion of royalties received from us to Ms. Danenberg in recognition of her invention. Amounts paid to Ms. Danenberg by USC amounted to $34,658 and $29,993 respectively, for the years ended December 31, 2007 and 2008, respectively.

Director Independence

Our board of directors has determined that the following directors are independent in accordance with the applicable requirements of the SEC and the NASDAQ Stock Market Inc.:

Hubertus Spierings
Gary D. Nusbaum
John C. Ferrara
Kirk K. Calhoun
David R. Gandara, M.D.

In the course of our board of directors’ determination regarding the independence of Gary Nusbaum in particular, the board of directors considered that a member of his immediate family is partner and chairman of a law firm which served as the Company’s legal counsel on certain matters during the last fiscal year, and it is anticipated the Company will continue the relationship with the firm in this fiscal year.  Our board of directors ultimately determined that Mr. Nusbaum can be classified as an independent director based on the relative insignificance of the Company’s annual legal fees paid to the law firm as a percentage of such firm’s total annual revenue.

Committees of the Board of Directors

In order to fulfill its responsibilities, our board of directors has delegated certain authority to its committees.  There are three standing committees.  During 2008, our Board held five regular meetings.  Each of our directors attended at least 75% of the aggregate of the number of meetings of the Board of Directors held during the period for which he has been a director and of meetings held by the committees on which he served.  We have utilized the phase-in provisions afforded to us by NASDAQ Marketplace Rule 4350(a)(5) and are in compliance with the director and board committee independence requirements contained therein.

 A brief description of each of the Board committees and their functions is described below.  Additional information about the committees can be found in the committee charters, which are available on the Investor Relations section of our website at www.responsegenetics.com.  Printed copies of these charters or the Code may be obtained without charge by writing to the Corporate Secretary.

Audit Committee
Our audit committee is composed of three members and is authorized to:

·	assist the Board in monitoring the integrity of the financial statements of the Company and financial reporting procedures and the Company’s compliance with legal and regulatory requirements;

·	approve and retain the independent auditors to conduct the annual audit of our books and records and inform the Board of any significant accounting matters, including accounting policies;

·	review management’s accounting for the Company’s financial results and reviews the timeliness and adequacy of the reporting of those results and related judgments;

·	review the proposed scope and results of the audit;

·	review and pre-approve the independent auditor’s audit and non-audit services rendered;

·	approve the audit fees to be paid;

·	review accounting and financial controls with the independent auditors and our financial and accounting staff;

·	review and approve transactions between us and our directors, officers and affiliates;

·	recognize and prevent prohibited non-audit services;

·	oversee internal audit functions and make inquiry into the audits of the Company’s books made internally and by outside independent registered public accounting firm;

·	review the performance of the Audit Committee;

·
establish procedures for the receipt, retention and treatment of complaints relating to accounting, internal accounting controls, and for the confidential, anonymous submission by employees of concerns regarding accounting or auditing matters;

·	review and report to the Board on the Company’s management of its financial resources; and

·	prepare the report of the audit committee that SEC rules require to be included in our annual meeting proxy statement.

Each of Mr. Ferrara, Mr. Nusbaum and Mr. Calhoun serve as a member of our audit committee. Our board of directors has determined that John C. Ferrara qualifies as an “audit committee financial expert” as defined by applicable SEC rules. Our audit committee met seven times during 2008.

We engaged SingerLewak LLP as our independent registered public accountants on June 9, 2006. Prior to this, we had not engaged an independent registered public accounting firm.

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

Each of Mr. Spierings, Mr. Calhoun and Dr.Gandara serve as a member of our compensation committee. Our compensation committee met three times during 2008.

Governance and Nominating Committee
Our nominating and governance committee is composed of three members and is authorized to:

·
seek and identify individuals qualified to become Board members, and reviews and recommends possible candidates for Board membership, taking into account such criteria as independence, skills, diversity, occupation and experience in the context of the needs of the Board;

·	review the structure of the Board, its committees and overall size;

·	recommend for Board approval assignments of Board members to committees and selection of Board committee chairs;

·	oversee the implementation of the Code of Business Conduct and Ethics and monitors compliance with the Code;

·	determine a schedule for regular executive sessions of the Board in which non-management directors meet without management participation;

·	develop and recommend to the Board corporate governance principles applicable to our company;

·	oversee the process of succession planning for management;

·	review and maintain oversight of matters relating to the independence of Board and committee members;

·	review the performance of the nominating and governance committee; and

·	oversee the annual performance evaluation of the board of directors and management.

Each of Mr. Spierings, Mr. Nusbaum and Mr. Ferrara serve as a member of our nominating and governance committee. Our nominating and governance committee met three times during 2008.

Item 14.  Principal Accountant Fees and Services.

Information required by Item 14 will be set forth in our Definitive Proxy Statement for our 2009 Annual Meeting of Shareholders, which is expected to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days after the close of the Company’s fiscal year end.  Such information is incorporated herein by reference.

FINANCIAL STATEMENTS

INDEX

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Response Genetics, Inc.

We have audited the accompanying consolidated balance sheets of Response Genetics, Inc. and subsidiaries (the “ Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' (deficit) equity and comprehensive loss and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2008, included in the accompanying Managements Annual Report on Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.

/s/ SingerLewak LLP

Los Angeles, California
March 31, 2009

RESPONSE GENETICS, INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2007	2008

ASSETS
Current assets
Cash and cash equivalents	$17,024,209	$9,545,000
Accounts receivable, net	4,206,765	2,119,496
Prepaid expenses and other current assets	562,403	399,612
Total current assets	21,793,377	12,064,108
Property and equipment, net	2,593,303	1,414,842
Other assets	27,353	69,103
Total assets	$24,414,033	$13,548,053
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$234,705	$545,971
Accrued expenses	305,517	513,868
Accrued royalties	264,551	526,712
Accrued payroll, bonus and related liabilities	521,123	154,185
Deferred revenue	4,706,045	2,580,498
Total current liabilities	6,031,941	4,321,234
Deferred revenue, net of current portion	3,276,317	2,355,948
Total liabilities	9,308,258	6,677,182
Commitments and contingencies
Stockholders’ equity
Common stock, $0.01 par value; 50,000,000 shares authorized; 10,239,276 shares issued and outstanding at December 31, 2007 and December 31, 2008	102,393	102,393
Additional paid-in capital	35,356,569	36,805,932
Accumulated deficit	(20,320,191)	(29,805,729)
Accumulated other comprehensive loss	(32,996)	(231,725)
Total stockholders’ equity	15,105,775	6,870,871
Total liabilities and stockholders’ equity	$24,414,033	$13,548,053

The accompanying notes are an integral part of these consolidated financial statements.

RESPONSE GENETICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2008
Revenue, net	$7,789,789	$7,124,771
Operating expenses:
Cost of revenue	4,045,715	3,594,355
General and administrative	5,156,711	7,863,314
UK operating expenses	1,630,179	2,477,687
UK impairment of property and equipment	—	893,826
Research and development	2,455,044	2,155,749
Total operating expenses	13,287,649	16,984,931
Operating loss	(5,497,860)	(9,860,160)
Other income (expense):
Interest expense	(28,669)	(3,875)
Interest income	517,645	374,659
Other	—	(8,911)
Loss from operations before provision (benefit) for income taxes	(5,008,884)	(9,498,287)
Provision (benefit) for income taxes	44,023	(12,749)
Net loss	(5,052,907)	(9,485,538)
Preferred stock dividends	(412,625)	—
Net loss attributable to common stockholders	$(5,465,532)	$(9,485,538)
Net loss per share — basic	$(0.78)	$(0.93)
Net loss per share — diluted	$(0.78)	$(0.93)
Weighted-average shares — basic	6,987,092	10,239,276
Weighted-average shares — diluted	6,987,092	10,239,276

The accompanying notes are an integral part of these consolidated financial statements.

RESPONSE GENETICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2008
Cash flows from operating activities:
Net loss	$(5,052,907)	$(9,485,538)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	572,095	784,721
UK impairment of property and equipment	—	893,826
Share-based compensation	1,549,655	1,449,363
Loss on sale of property and equipment	—	8,911
Changes in operating assets and liabilities:
Accounts receivable	(534,353)	791,261
Prepaid expenses and other current assets	(339,149)	132,593
Other assets	(8,251)	(41,750)
Accounts payable	(169,303)	317,416
Accrued expenses	(241,602)	213,989
Accrued royalties	140,699	262,161
Accrued payroll and related liabilities	(74,153)	(366,392)
Accrued interest on notes payable to stockholders	21,394	—
Deferred revenue	649,880	(1,751,148)
Net cash used in operating activities	(3,485,995)	(6,790,587)
Cash flows from investing activities:
Purchase of property and equipment	(1,980,435)	(577,328)
Net cash used in investing activities	(1,980,435)	(577,328)
Cash flows from financing activities:
Proceeds from issuance of common stock	21,000,000	—
Transaction costs relating to issuance of common stock	(3,406,488)	—
Net cash provided by financing activities	17,593,512	—
Effect of foreign exchange rates on cash and cash equivalents	(32,996)	(111,293)
Net increase (decrease) in cash and cash equivalents	12,094,086	(7,479,209)
Cash and cash equivalents:
Beginning of period	4,930,123	17,024,209
End of period	$17,024,209	$9,545,000
Cash paid during the period for:
Income taxes	$16,754	$39,485
Interest	$—	$3,027
Supplemental non-cash operating activities
Accounts receivable, net incurred for deferred revenue	$2,384,157	$1,294,768
Supplemental non-cash financing activities
The following non-cash transactions occurred in connection with the Company's June 8, 2007 initial public offering:
•	Notes payable of $716,854 and $350,430 of accrued interest were converted to an aggregate of 152,489 shares of common stock
•	$6,510,204 of accrued but unpaid dividends on Series B Preferred Stock automatically converted into 1,760,467 shares of common stock
•	$613,984 of transaction costs recorded in prepaid expenses at December 31, 2006 were reclassified as a reduction in the proceeds of the initial public offering
•
The Company issued 100,000 warrants to purchase 100,000 shares of its common stock, for proceeds of $100, to the   underwriters. The $329,000 fair value of the warrants was recorded as a reduction in the proceeds of the initial public offering

 The accompanying notes are an integral part of these consolidated financial statements.

RESPONSE GENETICS, INC.

Consolidated Statement of Stockholders’ (Deficit) Equity and Comprehensive Loss

	Series B Convertible Preferred Stock		Series A Convertible Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' (Deficit) Equity
Balance at December 31, 2006	1,038,048	$10,380	500,000	$5,000	2,726,320	$27,263	$9,722,273	—	$(15,267,284)	$—	$(5,502,368)

Accrued dividends on Series B Convertible Preferred Stock	—	—	—	—	—	—	(412,625)	—	—	—	(412,625)
Conversion of Series A and Series B Preferred Stock, as further discussed in Note 10	(1,038,048)	(10,380)	(500,000)	(5,000)	4,360,467	43,605	6,481,979	—	—	—	6,510,204
Conversion of Notes Payable to Stockholders, as further discussed in Note 10	—	—	—	—	152,489	1,525	1,065,759	—	—	—	1,067,284
Issuance of common stock in connection with initial public offering, net of $4,020,472 of transaction costs, including warrants to purchase 100,000 shares of common stock, as further discussed in Note 10	—	—	—	—	3,000,000	30,000	16,949,528	—	—	—	16,979,528
Adjustment to stock-based compensation expense for options subject to variable accounting	—	—	—	—	—	—	(82,606)	—	—	—	(82,606)
Share-based compensation expense related to issuance of employee stock options	—	—	—	—	—	—	1,632,261	—	—	—	1,632,261
Unrealized loss on foreign currency translation	—	—	—	—	—	—	—	—	—	(32,996)	(32,996)
Net loss	—	—	—	—	—	—	—	—	(5,052,907)	—	(5,052,907)
Total Comprehensive loss	—	—	—	—	—	—	—	—	—	—	(5,085,903)
Balances at December 31, 2007	—	$—	—	$—	10,239,276	$102,393	$35,356,569	—	$(20,320,191)	$(32,996)	$15,105,775
Share-based compensation expense related to issuance of employee stock options	—	—	—	—	—	—	1,449,363	—	—		1,449,363
Unrealized loss on foreign currency translation	—	—	—	—	—	—	—	—	—	(198,729)	(198,729)
Net loss	—	—	—	—	—	—	—	—	(9,485,538)	—	(9,485,538)
Total Comprehensive loss	—	—	—	—	—	—	—	—	—	—	(9,684,267)
Balances at December 31, 2008	—	$—	—	$—	10,239,276	$102,393	$36,805,932	—	$(29,805,729)	$(231,725)	$6,870,871

RESPONSE GENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization, Operations and Basis of Accounting

Response Genetics, Inc. (the “Company”) was incorporated in the state of Delaware on September 23, 1999 as Bio Type, Inc. for the purpose of providing unique molecular profiling services of tumor tissue that has been formalin-fixed and embedded in paraffin wax. In August 2000, the Company changed its name to Response Genetics, Inc.  In November 2006, the Company established Response Genetics Ltd., a wholly owned subsidiary in Edinburgh, Scotland. On February 9, 2009 we implemented a reduction of workforce (“reduction of workforce”) pursuant to which we are closing our subsidiary in Edinburgh. See Note 17 "Subsequent Events."

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

Accounts Receivable

Clinical Accounts Receivable

The Company invoices its clients as specimens are processed and any other contractual obligations are met. The Company’s contracts with clients typically require payment within 45 days of the date of invoice. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its clients to make required payments. The Company specifically analyzes accounts receivable and historical bad debts, client credit, current economic trends and changes in client payment trends when evaluating the adequacy of the allowance for doubtful accounts. Account balances are charged-off against the allowance when it is probable the receivable will not be recovered. To date, the Company’s clients have primarily been large pharmaceutical companies. As a result, bad debts to date have been minimal. There were no allowances for doubtful accounts recorded at December 31, 2007 and 2008.

RESPONSE GENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  - (continued)

Accounts Receivable – (continued)

Patient Accounts Receivable

Patient accounts receivable is recorded at established billing rates less an estimated billing adjustment, based on reporting models utilizing historical cash collection percentages and updated for current effective reimbursement factors from third party payers and patients. Management performs ongoing evaluations of account receivable balances based on management’s evaluation of historical experience and current industry trends. Management believes that its accounts receivable at December 31, 2008 is correctly recorded and   no allowance for doubtful accounts is currently needed. Although the Company expects to collect amounts due, actual collections may differ from estimated amounts.

Patient accounts receivable as of December 31, 2008 consisted of the following:

Year Ended December 31, 2008
Gross Medicare receivable	$326,539
Gross private patients and insurance	506,028
Gross patients accounts receivable	832,567
Less contractual allowances	(673,100)

Net patient accounts receivable	$159,467

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

Maintenance and repairs are charged to expense as incurred. The cost and accumulated depreciation of assets sold or otherwise disposed of are removed from the related accounts and the resulting gain or loss is reflected in the statements of operations. The Company plans to amortize those software development costs once they are placed in service during 2009 according to SOP 98-1 accounting for the costs of computer software developed or obtained for internal use.

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

The Company adopted the Financial Accounting Standards Board's Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48") effective January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. At the date of adoption, and as of December 31, 2007 and 2008, the Company does not have a liability for unrecognized tax benefits.

Stock-Based Compensation

The Company accounts for stock-based compensation under the guidance of  Statement of Financial Accounting Standards No. 123(R), “Share-Based Payments,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards based on estimated fair values.

Under the modified prospective method of SFAS No. 123(R), compensation expense is recognized for all stock-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and compensation expense for all stock based payments granted after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company’s financial results for the prior periods have not been restated.  Stock-based compensation expense recognized under SFAS 123(R) was $1,549,655 and $1,449,363 for the years ended December 31, 2007 and 2008, respectively. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (“EITF 96-18”). Under EITF 96-18, stock option awards issued to non-employees are accounted for at fair value using the Black-Scholes option-pricing model.

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

Comprehensive Income (Loss)

Comprehensive income (loss) encompasses the change in equity from transactions and other events and circumstances from non-owner sources and the Company’s net income (loss).  Accumulated other comprehensive loss is comprised of foreign currency translation adjustments for the years ended December 31, 2007 and 2008.

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

RESPONSE GENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  - (continued)

Concentration of Credit Risk and Clients and Limited Suppliers

Cash and cash equivalents consist of financial instruments that potentially subject the Company to concentrations of credit risk to the extent recorded on the balance sheets. The Company maintains cash in United States financial institutions in excess of Federal Deposit Insurance Corporation limitations. In addition, the Company has invested its excess cash in money market instruments which are not insured under the Federal Deposit Insurance Corporation. The Company has not incurred any losses on these cash balances as of December 31, 2008. At December 31, 2008, the Company had cash on deposit that was in excess of the federally insured limit of $250,000. At December 31, 2008, approximately $243,000 of cash was held outside of the United States.

Clients that account for greater than 10 percent of revenue are provided below.

	Year Ended December 31,
	2007		2008
	Revenue	Percent of Total Revenue	Revenue	Percent of Total Revenue
Taiho Pharmaceutical	$2,945,800	38%	$1,844,725	26%
GlaxoSmithKline	$2,818,288	36%	$1,255,031	18%
GlaxoSmithKline Biologicals	$938,701	12%	$3,631,716	51%

Clients that account for greater than 10 percent of accounts receivable are provided below.

	As of December 31
	2007		2008
	Receivable Balance	Percent of Total Receivables	Receivable Balance	Percent of Total Receivables
Taiho Pharmaceutical	$396,100	9%	$388,275	18%
GlaxoSmithKline	$567,139	14%	$1,294,768	61%
GlaxoSmithKline Biologicals	$3,059,597	73%	$-	-%

Many of the supplies and reagents used in the Company’s testing process are procured by a limited number of suppliers. Any supply interruption or an increase in demand beyond the suppliers’ capabilities could have an adverse impact on the Company’s business. Management believes it can identify alternative sources, if necessary, but it is possible such sources may not be identified in sufficient time to avoid an adverse impact on its business. Refer also to Notes 7 and 8 for further discussion regarding these supply agreements.

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

In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161. This FSP applies to credit derivatives within the scope of Statement 133, hybrid instruments that have embedded credit derivatives, and guarantees within the scope of Interpretation 45. This FSP is effective for reporting periods (annual or interim) ending after November 15, 2008. We do not expect this FSP to have a material impact on our consolidated financial position and results of operations.

RESPONSE GENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Property and Equipment

Property and equipment consists of the following:

	December 31,
	2007	2008

Laboratory equipment	$3,657,668	$2,328,888
Furniture and equipment	483,749	113,643
Leasehold improvements	141,135	364,902
Software Development	317,524	403,325
Total	4,600,076	3,210,758
Less: Accumulated depreciation and amortization	(2,006,773)	(1,795,916)
Total property and equipment, net	$2,593,303	$1,414,842

Depreciation expense for the years ended December 31, 2007 and 2008 was $572,095 and $784,721, respectively.

During 2007 and 2008, the Company has accumulated costs related to database software development. The Company has not yet placed this database into service and accordingly has not depreciated these software development costs. The Company intends to place those software development costs into service during 2009.

As a result of the reduction of workforce management implemented on February 9, 2009, management performed a recoverability test of the long-lived assets located at the United Kingdom testing facility in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Based on the recoverability analysis performed, the Company recorded a non-cash charge for the impairment of long-lived assets of $0.9 million as of December 31, 2008 to write down the carrying value of the long-lived assets to their estimated fair value of $0. The fair value was estimated based upon offers received from third parties to purchase the long-lived assets.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consists of the following:
	December 31,
	2007	2008
Prepaid insurance	$128,766	$146,084
Prepaid maintenance contracts	237,277	98,513
Other	196,360	155,015
	$562,403	$399,612

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

The following table sets forth the computation for basic and diluted loss per share:

	Year Ended December 31,
	2007	2008
Numerator:
Net loss	$(5,052,907)	$(9,485,538)
Series B convertible preferred stock dividends	(412,625)	—
Numerator for basic earnings per share - income (loss) available to common stockholders	(5,465,532)	(9,485,538)
Effect of dilutive securities:
Series B convertible preferred stock dividends	—	—
Numerator for diluted earnings per share — income (loss) available to common stockholders	$(5,465,532)	$(9,485,538)
Denominator:
Denominator for basic earnings per share — weighted-average shares	6,987,092	10,239,276
Effect of dilutive securities:
Series A Junior Convertible preferred stock	—	—
Series B Convertible preferred stock	—	—
Stock options	—	—
Warrants	—	—
Dilutive potential common shares	—	—
Denominator for diluted earnings per share — adjusted weighted- average shares and assumed conversions	6,987,092	10,239,276
Basic Loss per share	$(0.78)	$(0.93)
Diluted Loss per share	$(0.78)	$(0.93)

Outstanding stock options and warrants to purchase 1,260,190 shares and 1,686,490 shares for the years ended December 31, 2007, and 2008, respectively, were excluded from the calculation of diluted loss per share as their effect would have been antidilutive. The assumed conversion of the Series A Junior Convertible Preferred Stock and the Series B Convertible Preferred Stock were excluded from the calculation of diluted loss per share for the year ended December 31, 2007 as their effect would have been antidilutive.

RESPONSE GENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Commitments and Contingencies

Operating Leases

The Company leases office and laboratory space under a noncancelable operating lease that expires on January 31, 2010. The lease contains two two-year options to extend the term of the lease and contains annual scheduled rate increases tied to the Consumer Price Index for the Los Angeles/Long Beach California metropolitan area. In March 2007, the Company entered into a noncancelable operating lease, which expires in March 2009, for office and laboratory space in Scotland. As a result of the reduction in workforce implemented by the Company on February 9, 2009, the Company has extended its lease in Scotland for one additional month. For additional information see Note 17 Subsequent Events. The Company also leases space at 103 South Carroll Street, Suite 2b, Fredrick, Maryland 21701, for administrative purposes. This lease expires on August 31, 2009.  Rent expense was $587,669 and $617,441 for the years ended December 31, 2007 and 2008, respectively.

Future minimum lease payments by year and in the aggregate, under the Company’s noncancelable operating leases, consist of the following at December 31, 2008:

Year Ending December 31,
2009	$433,242
2010	30,091
Total	$463,333

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

We granted Ms. Danenberg non-qualified stock option under the 2006 Stock Plan, in an amount equal to 3% of the number of shares of our common stock outstanding on October 26, 2006 on a fully diluted basis  or 212,577 options at an exercise price equal to $7.00, which was the initial public offering price of our common stock (the "IPO Price"). One third of these options vested immediately upon the issuance of the options and the remainder vested in two equal installments on the first and second anniversary of the date of Ms. Danenberg’s employment agreement (October 26, 2006). The options will vest immediately upon a change in control. Ms. Danenberg will be eligible for future option grants as approved by our board of directors. We will provide Ms. Danenberg with a monthly allowance of $1,000 to cover miscellaneous business expenses and a $1,000 monthly automobile allowance. We agreed to cover up to $5,000 of Ms. Danenberg’s legal fees incurred in the negotiation of her employment agreement and up to $1,000 of Ms. Danenberg’s legal fees incurred in the negotiation of the amendment to her employment agreement.

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

RESPONSE GENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Commitments and Contingencies – (continued)

The Danenberg Employment Agreement – (continued)

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

We granted Dr. Clark a non-qualified stock option under the 2006 Stock Plan, in an amount equal to 1% of the number of shares of our common stock outstanding on November 1, 2006 on a fully diluted basis or 70,859 options, at an exercise price equal to the IPO Price. The shares vest in equal annual amounts over a four-year period, beginning on the first anniversary of the initial grant date. The options will vest immediately upon a change in control. Dr. Clark will be eligible for additional option grants as approved by our board of directors. In the event of Dr. Clark’s termination without cause or for good reason, the portion of his options that are vested as of the date of his termination shall be exercisable for one year from the date of his termination. The employment agreement with Dr. Clark contains confidentiality, non-competition and non-solicitation provisions. On February 9, 2009, in connection with the Reduction of Workforce, the Company terminated James Clark, its Chief Operating Officer. Mr. Clark will receive severance benefits pursuant to the terms of his employment agreement, as well as certain additional minimal severance payments required under United Kingdom employment laws.

RESPONSE GENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Commitments and Contingencies – (continued)

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

Agreements with Suppliers

The Company purchases certain supplies from Applied Biosystems, Affymetrix Inc., and DxS Diagnostic Innovations. Purchases from these companies accounted for approximately 86% and 81% of the Company’s reagent purchases for the years ended December 31, 2007 and 2008, respectively.

Under the supply agreement with Affymetrix, the Company is required to pay an annual subscription fee and has access at predetermined prices to various probes, arrays, software and reagents necessary to support the Company’s work.

RESPONSE GENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. License and Collaborative Agreements

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

In consideration for this license, the Company agreed to pay to USC royalties based on a percentage of the revenues generated by the use of RGI-1 and related technology. Royalty expense relating to this agreement amounted to $152,502 and $79,052 for the years ended December 31, 2007 and 2008, respectively.

License Agreement with Roche Molecular Systems (“Roche”)

In July 2001, the Company entered into a diagnostic services agreement with Roche to provide the Company with access to Roche’s patented PCR technology. In November 2004, this agreement was replaced by a non-exclusive license to use Roche’s PCR, homogenous PCR, and reverse transcription PCR processes. In consideration for these rights, the Company is obligated to pay royalties to Roche, based on a percentage of net sales of products or services that make use of the PCR technology. Royalty expense relating to this agreement amounted to $219,721 and $292,481 for the years ended December 31, 2007 and 2008, respectively.

In November 2004, the Company entered into an agreement with Roche, pursuant to which the Company is collaborating with Roche to produce commercially viable assays used in the validation of genetic markers for pharmaceutical companies. Specifically, the Company has licensed the rights to Roche to use the pre-diagnostic assays the Company develops in the course of using its RNA-extraction technologies to provide testing services to pharmaceutical companies and to produce diagnostic kits that then can be sold commercially to those pharmaceutical companies. Roche is required to pay the Company royalties of a certain percentage of net sales of such diagnostic kits sold to pharmaceutical companies. Through December 31, 2008, Roche has not been required to pay any royalties to the Company pursuant to this agreement.

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

Taiho is obligated to purchase a minimum amount of testing services from the Company each calendar quarter. Revenue recognized under this agreement was $2,945,800 and $1,844,725 for the years ended December 31, 2007 and 2008, respectively.

RESPONSE GENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. License and Collaborative Agreements  - (continued)

Services Agreement with SmithKline Beecham Corporation (d.b.a. GlaxoSmithKline or “GSK”)

In January 2006, the Company entered into an agreement with GSK pursuant to which the Company provides services in connection with profiling the expression of various genes from a range of human cancers. Under the agreement, the Company will provide GSK with testing services as described in individual protocols and GSK will pay the Company for such services based on the pricing schedule established for each particular protocol. GSK is obligated to make minimum annual payments to the Company under the agreement and also was obligated to make a non-refundable upfront payment to the Company, to be credited against work undertaken pursuant to the agreement. In January 2006, the Company received an upfront payment of $2,000,000. The contract also provides for minimum annual assay testing requirements over a three year period ending January 2009. The minimum amount of revenue to be recognized during the term, which will expire in January 2009, will be $6,500,000. The timing of the recognition of these amounts is dependent upon when GSK submits the specimens for testing. The Company recognized $2,818,288 and $1,255,031of revenue during the years ended December 31, 2007 and 2008, respectively.

In December 2008, we amended and restated our master service agreement with GlaxoSmith Kline, Ltd. ("GSK"), a leading pharmaceutical manufacturer (the "GSK Agreement"). Pursuant to the amendment, the term of the GSK Agreement has been extended for a two-year period, with the option for the parties to extend the GSK Agreement for additional one-year periods, upon their mutual written agreement. In addition, we will become a preferred provider to GSK and its affiliates of genetic testing services on a fee-for-service basis and, in anticipation of the services to be provided, GSK agreed to make a non-refundable upfront payment of approximately $1,300,000 which was received on January 5, 2009. This payment may be credited against future work undertaken in the period beginning on January 1, 2009 and ending on December 31, 2010.

Master Laboratory Test Services Agreement with GlaxoSmithKline Biologicals (“GSK Bio”)

In December 2006, the Company entered into an agreement with GSK Bio pursuant to which it will provide testing services, principally in relation to profiling the expression of various genes from a range of human cancers. The Company will conduct the testing services on tissue specimens provided by GSK Bio. The agreement required that GSK Bio make an upfront payment of $2,620,000, which was received by the Company in December 2006. The agreement further specifies that GSK Bio will pay annual minimum payments in 2007, 2008 and 2009 and that the upfront payment made in December 2006 will be credited against the annual minimum payments in 2007 and 2008. The agreement also provides that any differences between the annual minimum payments made in 2007, 2008 or 2009 and the amounts due to the Company for testing services performed on specimens submitted by GSK Bio during the three years ending December 31, 2009 be credited towards services performed during the year ending December 31, 2010, the final year of the agreement. The minimum amount of revenue to be recognized during the term of this contract, which will expire in December 2010, is approximately $7,300,000. In December 2007 the Company amended its agreement with GSK Bio whereby GSK Bio would make the remaining minimum payments under the agreement in one lump sum. This payment was received in January 2008. The timing of the recognition of these amounts is dependent upon when GSK submits the specimens for testing. The Company recognized $938,701 and $3,631,716 of revenue under this agreement during the years ended December 31, 2007 and 2008, respectively. On February 9, 2009 we implemented a reduction of workforce (“reduction of workforce”) pursuant to which we are closing our subsidiary in Edinburgh. See Note 17 "Subsequent Events."

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

This agreement has an initial term of five years, with an automatic renewal for an additional three-year term unless either party gives 90 days notice in advance of the renewal date of its intent not to renew. Pursuant to the agreement, SBC will receive a percentage of the gross margin, as defined in the agreement, collected from the Company’s clients in China as compensation for its testing services performed. For the years ended December 31, 2007 and 2008, no testing services have performed.

RESPONSE GENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. License and Collaborative Agreements  - (continued)

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

This Agreement has an initial term expiring on March 31, 2010, with an automatic renewal for one year at the end of the original period under the same terms and conditions. Pursuant to the agreement, Hitachi will receive a percentage of the revenue, as provided in the agreement, collected from the Company's clients in the Territory, for its testing services performed which totaled $273,374 for 2008.

Hitachi is responsible for expenses related to the cost of laboratory equipment and modification to the laboratory facilities, as well as the cost of reagents. The Company has provided to Hitachi required laboratory equipment which Hitachi has agreed to pay the Company and is included as part of accounts receivable totaling $248,799.

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

9. Stockholders’ Equity (Deficit)

Common Stock

On June 8, 2007, the Company completed an initial public offering of 3,000,000 shares of common stock at $7.00 per share. Total net proceeds from the initial public offering was approximately $17.2 million.

There were no common stock transactions for 2008.

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

RESPONSE GENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Stockholders’ Equity (Deficit) – (continued)

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

RESPONSE GENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Stock Option Plan

In March 2000, the Company adopted a Stock Option Plan (the “2000 Plan”) as approved by its board of directors. Under the 2000 Plan, the Company may grant options to acquire up to 1,600,000 shares of common stock. In connection with the adoption of the 2006 Employee, Director and Consultant Stock Plan, as further discussed below, the Company will grant no additional options under its 2000 Plan under which options to purchase 190,000 shares remained outstanding as of December 31, 2008. Although no more options may be granted under the 2000 Plan, the terms of the 2000 Plan continue to apply to all outstanding options. The Company also granted options to purchase 16,000 shares of common stock to two consultants which were granted under separate agreements outside of the 2000 Plan.

On October 26, 2006, the Board of Directors of the Company approved, and on May 1, 2007, reapproved, the adoption of the 2006 Employee, Director and Consultant Stock Plan (the “2006 Stock Plan”). The stockholders approved the 2006 Stock Plan on June 1, 2007. Under this plan, the Company may grant up to a maximum of 2,160,000 options to purchase the Company’s common stock. As of December 31, 2008, there were 779,510 options available to grant under the 2006 Stock Plan.

Employee options vest according to the terms of the specific grant and expire 10 years from the date of grant. Non-employee option grants to date vest typically over a 2 to 3 year period. The Company had 1,586,490 options outstanding at a weighted average exercise price of $6.24 at December 31, 2008. There were 893,179 nonvested stock options with a weighted average grant date fair value of $5.25 outstanding at December 31, 2008.

The Company estimated share-based compensation expense for the year ended December 31, 2008 using the Black-Scholes model with the following weighted average assumptions:

	2007	2008
Risk free interest rate	5.03%	3.54 - 5.03%
Expected dividend yield	—	—
Expected volatility	77.4%	77.4%
Expected life (in years)	7	7
Forfeiture rate	15%	5.0%

RESPONSE GENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Stock Option Plan  - (continued)

The following table summarizes the stock option activity for the year ended December 31, 2008:

	Number of Shares	Weighted Average Exercise Price
Outstanding, December 31, 2007	1,160,190	$7.62
Granted	532,800	$3.28
Exercised	—	$—
Forfeited	(106,500)	$6.35
Outstanding, December 31, 2008	1,586,490	$6.24

The following table provides information for options that were outstanding and exercisable as of December 31, 2008:

	Options Outstanding			Options Exercisable
Exercise Prices	Number	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$11.25	184,000	1.97	$11.25	184,000	$11.25
$7.00	864,190	8.28	$7.00	397,778	$7.00
$3.05-$4.99	538,300	9.57	$3.32	111,533	$3.22
	1,586,490	7.98	$6.24	693,311	$7.52

The weighted average exercise prices, remaining contractual lives and aggregate intrinsic value for options granted, exercisable and expected to vest as of December 31, 2008 were as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding	1,586,490	$6.24	7.98	$—
Expected to vest	848,520	$5.25	8.98	$—
Exercisable	693,311	$7.52	6.70	$—

Aggregate intrinsic value excludes those options that are “not-in-the-money” as of December 31, 2008. Awards that are expected to vest take into consideration estimated forfeitures for awards not yet vested.

Information about stock-based compensation included in the results of operations for the years ended December 31, 2007 and 2008 is as follows:

	Year Ended December 31,
	2007	2008
Cost of revenue	$414,692	$297,123
General and administrative	898,666	1,050,466
Research and development	236,297	101,774
Totals	$1,549,655	$1,449,363

RESPONSE GENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Common Stock Warrants

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

The Company valued the warrants using the Black-Scholes pricing model. The following assumptions were used to determine the fair value of those warrants:

Expected volatility	77.4%
Expected dividends	0.0%
Expected term	5.0 years
Risk-free rate	5.03%

There were no warrants granted during the year ended December 31, 2008.

The following table summarizes all common stock warrant activity during the nine months ended December 31, 2008:

	Number of Shares	Weighted Average Price
Outstanding, December 31, 2007	100,000	$7.70
Granted	—	—
Exercised	—	—
Cancelled	—	—
Outstanding, December 31, 2008	100,000	$7.70
Exercisable, December 31, 2008	100,000	$7.70

The following table summarizes information about the warrants outstanding at December 31, 2008:

Exercise Price	Warrants Outstanding	Remaining Contractual Life (years)
$7.70	100,000	5.00
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

RESPONSE GENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Income Taxes

The components of the income tax provision for the years ended December 31, 2007 and 2008 were as follows:

	2007	2008
Current
Federal	$14,000	$(14,000)
Foreign	—	—
State	30,023	1,251
	44,023	(12,749)
Deferred
Federal	—	—
Foreign	—	—
State	—	—
	—	—
Provision for income taxes	$44,023	$(12,749)

For financial statement purposes, loss before income taxes for the years ended December 31, 2007 and 2008 includes the following components:

	2007	2008

Domestic	$(3,514,709)	$(6,152,507)
Foreign	(1,494,175)	(3,345,780)
	$(5,008,884)	$(9,682,348)

A reconciliation of the expected income tax provision computed using the federal statutory income tax rate of 34% to the Company’s effective income tax rate is as follows:

	2007	2008
Income tax expense (benefit) based on federal statutory rate	$(1,703,000)	$(3,229,000)
State income taxes, net of federal income tax	(227,000)	(300,000)
Change in deferred tax valuation allowance	1,919,000	3,350,000
Foreign income taxed at varying rates	60,000	134,000
Other, net	(4,977)	32,251
Provision for income taxes	$44,023	$(12,749)

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and deferred tax liabilities at December 31, 2007 and 2008 are presented below:

	2007	2008
Deferred tax assets:
Domestic net operating loss carryforwards	$1,711,000	$3,741,000
Foreign net operating loss carryforwards	448,000	1,184,000
Deferred revenue	2,134,000	1,951,000
Federal and state tax credit	224,000	206,000
Deferred stock compensation	892,000	1,461,000
Capitalized costs	1,241,000	1,235,000
Other, net	15,000	362,000
Total gross deferred tax assets	6,665,000	10,140,000
Less valuation allowance on deferred tax assets	(6,584,000)	(10,013,000)
Net deferred tax assets	81,000	127,000
Deferred tax liabilities:
Plant and equipment, principally accelerated depreciation	(81,000)	(127,000)

Total deferred tax liabilities	(81,000)	(127,000)
Net deferred taxes	$—	$—

RESPONSE GENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Income Taxes – ( continued)

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

The Company adopted the Financial Accounting Standards Board’s Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”) effective January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. At the date of adoption, and as of December 31, 2007 and 2008, the Company does not have a liability for unrecognized tax benefits.

We file U.S. federal, U.S. state, and foreign tax returns. Our major tax jurisdictions are U.S. federal and the State of California and are subject to tax examinations for the years 1999 through 2008.

As of December 31, 2008, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $9.9 million and $6.6 million, respectively. If not utilized, the federal net operating loss and tax credit carryforwards will expire beginning in 2020. If not utilized, the state net operating loss carryforward will expire beginning in 2012.

As of December 31, 2008, the Compnay had U.K. net operating loss carryforwards totaling approximately $3.9 million that may be carried forward indefinitely. A full valuation allowance has been provided against this asset.

RESPONSE GENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Defined Contribution Plan

The Company maintains a defined contribution plan covering substantially all of its employees meeting minimum age and service requirements. Participation in the plan is optional.  The Company provides a maximum of 3% matching contribution based on employee contributions up to 6%. The Company’s matching contribution amount for 2008 was $41,185.

14. Related Party Transactions

While employed at USC, Kathleen Danenberg, president, chief executive officer and director, developed and patented (United States Patent 6,248,535; Danenberg , et al., Method For Isolation of RNA From Formalin-Fixed Paraffin-Embedded Tissue Specimens) an extraction method that allowed reliable and consistent isolation of RNA from FFPE suitable for RT-PCR. USC retains ownership of this patent but has exclusively licensed this technology to the Company. In consideration for this license, the Company is obligated to pay royalties to USC, as a percentage of net sales of products or services using the technology, and to meet a certain minimum in royalty payments. Pursuant to USC policy, the inventors of technology owned by the University and then liensed for commercialization are paid a portion of royalties received by the University from the licensed technology. USC therefore pays a portion of royalties received from the Company to Ms. Danenberg in recognition of her invention. Amounts paid to Ms. Danenberg amounted to $34,658 and $29,993 for the years ended December 31, 2007 and 2008, respectively.

15. Segment Information

The Company operates in a single reporting segment, with operating facilities in the United States and the United Kingdom.

The following enterprise wide disclosure was prepared on a basis consistent with the preparation of the financial statements. The following tables contain certain financial information by geographic area:

	Year Ended December 31,
Revenue:	2007	2008
United States	$3,905,288	$1,631,619
Europe	938,701	3,648,427
Japan	2,945,800	1,844,725
	$7,789,789	$7,124,771

	December 31,
Long-lived assets:	2007	2008
United States	$3,125,371	$3,210,758
United Kingdom	1,474,705	0
	$4,600,076	$3,210,758

RESPONSE GENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Net Patient Service Revenue

Net patient service revenue for the year ended December 31, 2008 were comprised of the following:

Year Ended
December 31, 2008
Gross patient service revenue	$909,463

Contractual allowances	(673,100)

Net patient service revenue	$236,363

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

17. Subsequent events

U.K. Operations

On February 9, 2009, management implemented a reduction of workforce (“Reduction of Workforce”) pursuant to which the Company is closing its United Kingdom testing facility to consolidate services at its CLIA-certified laboratory facilities in Los Angeles.  In connection with the Reduction of Workforce, the Company expects to incur expenses associated with one-time termination benefits of approximately $197,000. The Company had not satisfied all the criteria necessary in order to include those one-time termination benefits in its December 31, 2008 financial statements. Those costs will be included in the Company’s 2009 financial statements. Additionally, management performed a recoverability test of the long-lived assets located at the United Kingdom testing facility in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Based on the recoverability analysis performed, the Company recorded a non-cash charge for the impairment of long-lived assets of $0.9 million as of December 31, 2008 to write down the carrying value of the long-lived assets to their estimated fair value of $0. The fair value was estimated based upon offers received from third parties to purchase the long-lived assets. Our lease for its United Kingdom testing facility is due to terminate on March 31, 2009. We have arranged to extend the lease, pursuant to its terms, for an additional month, in order to facilitate the winding down of our operations in the United Kingdom. The Reduction of Workforce will be substantially complete on March 31, 2009. We undertook the Reduction of Workforce as part of a strategic plan to increase operational efficiency in conjunction with the consolidation of our services at our Los Angeles facilities and it will not affect our genetic testing services or current partnership agreements.

Private Placement

On February 27, 2009, the Company entered into a Purchase Agreement with certain affiliates of Special Situations Funds for the private placement of 2,000,000 newly-issued shares of the Company's common stock at a per share price of $1.00. The closing of the sale of the Shares occurred on March 2, 2009.  The aggregate offering price of the Shares is approximately $2 million.

In connection with the Private Placement, we also entered into a Registration Rights Agreement, dated February 27, 2009, with the Purchasers (the "Registration Rights Agreement") pursuant to which it has agreed to file, within 90 days of the closing of the Private Placement, a registration statement with the Securities and Exchange Commission ("SEC") to register the Shares for resale, which registration statement is required to become effective within 150 days following the closing. If the Registration Statement is not filed or declared effective within the timeframes set forth above, then we will be obligated to pay liquidated damages to the Purchasers in an amount equal to 1.5% of the aggregate amount invested by the Purchasers for each 30-day period, or pro rata for any portion thereof, following the date by which the Registration Statement should have been filed or declared effective. In addition, liquidated damages will also accrue in the event that, subject to certain exceptions, we do not maintain the effectiveness of the registration statement until the earlier of the sale of all of the Shares or the Shares become eligible for sale under Rule 144 without regard to any volume limitations.

Part IV.

Item 15.  Exhibit, Financial Statement Schedules.

(a) The following documents are filed as a part of this Annual Report on Form 10-K:

(1) Financial Statements. The financial statements filed as part of this report are listed on the Index to the Financial Statements.

(2) Financial Statement Schedules. Schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3) Exhibits. Reference is made to the Exhibit Index below. The exhibits are included, or incorporated by reference, in the Annual Report on Form 10-K and are numbered in accordance with Item 601 of Regulation S-K.

3.1*	Amended and Restated Certificate of Incorporation, as amended.
3.2*	Restated Bylaws of the Company.
4.1*	Warrant to purchase common stock issued to Maxim Group LLC and its designees.
4.2*	Form of Common Stock Certificate.
10.1†	Amended and Restated Master Agreement for the supply of Laboratory Test Services by and between SmithKline Beccham Corporation (a.b.a GlaxoSmithKline) and the Company dated as of December 22, 2008.
10.2*†	Master Agreement for the Supply of Laboratory Services by and between GlaxoSmithKline Biologicals and the Company, dated as of December 1, 2006.
10.3*†	Services Agreement by and between Taiho Pharmaceutical Co., Ltd. And the Company, dated as of July 30, 2000.
10.4*†	License Agreement by and between Roche Molecular Systems, Inc. and the Company, dated as of November 23, 2004.
10.5*†	Patent License Agreement by and between Roche Molecular Systems Inc. and the Company, dated as of November 16, 2004.
10.6*†	Service Provider Agreement by and between Affymetrix, Inc. and the Company, dated as of September 29, 2006.
10.7*†	Option and License Agreement by and between the University of Southern California and the Company, as amended, dated as of April 19, 2000.
10.8*†	Agreement by and between Applied Biosystems and the Company, dated December 29, 2005.
10.9*#	Employment Agreement by and between James Clark and the Company, dated as of October 26, 2006.
10.10*#	Employment Agreement by and between Thomas Stankovich and the Company, dated as of October 25, 2006, as amended on May 29, 2007.
10.11*#	Employment Agreement by and between Kathleen Danenberg and the Company, dated as of October 26, 2006, as amended on December 14, 2006, and on May 29, 2007.
10.12*#	Employment Agreement by and between Denise McNairn and the Company, dated as of February 20, 2007, as amended on May 29, 2007.
10.13*#	Response Genetics, Inc. 2006 Employee, Director and Consultant Stock Plan.
10.14*	Office Lease by and between Health Research Association and the Company, dated effective as of January 25, 2005.
10.15*†	Collaboration Agreement by and between the Company and Shanghai Biochip Company, Ltd., dated as of March 5, 2007
10.16*	Lease Agreement by and between the Company and the University Court of the University of Edinburgh, dated as of March 15, 2007.
10.17*#	Executive Officer Form of Incentive Stock Option Agreement.
10.18*#	Executive Officer Form of Non-Qualified Stock Option Agreement.
10.19@†	Commission Agreement by and between Hitachi Chemical Co., LTD. and the Company, dated as of July 26, 2007.
14*	Code of Ethics.
21*	Subsidiaries of the Small Business Issuer.
23.1	Consent of SingerLewak LLP.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906

* Incorporated by reference to the Company’s Registration Statement on Form SB-2  (File No. 333-139534).
@ Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007.
% Filed by the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, on March 31, 2009.
# Identifies a management contract or compensatory plan or agreement in which an executive officer or director of the Company participates.
† Confidential treatment requested as to certain portions, which portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESPONSE GENETICS, INC.

Date: March 31, 2009	/s/ Kathleen Danenberg

Kathleen Danenberg President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

	Signatures	Title	Date
By:	/s/ Kathleen Danenberg	President and Chief Executive Officer (principal executive officer) and Director	March 31, 2009

By:	/s/ Thomas Stankovich	Vice President and Chief Financial Officer (principal financial and accounting officer)	March 31, 2009

By:	/s/ Tom DeMeester, M.D.	Chairman of the Board	March 31, 2009

By:	/s/ Hubertus Spierings	Director	March 31, 2009

By:	/s/ Gary D. Nusbaum	Director	March 31, 2009

By:	/s/ John C. Ferrara	Director	March 31, 2009

By:	/s/ Michael Serruya	Director	March 31, 2009

By:	/s/ David M. Smith	Director	March 31, 2009

By:	/s/ Kirk K. Calhoun	Director	March 31, 2009

By:	/s/ David R. Gandara, M.D.	Director	March 31, 2009