Form 10-Q
period 2009-03-31
RESPONSE GENETICS INC
filed 2009-05-15
CIK 1124608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(MARK ONE)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to __________

Commission file number: 001-33509

RESPONSE GENETICS, INC ..
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

On May 14, 2009, there were 12,239,276 shares of common stock, $.01 par value per share, issued and outstanding.

Response Genetics, Inc.

Form 10-Q
Table of Contents

		Page
		Number
Part I.	Financial Information

Item 1.	Financial Statements
	Consolidated Balance Sheets — December 31, 2008 and March 31 ,2009	1

	Unaudited Consolidated Statements of Operations— Three months ended March 31, 2008 and 2009	2

	Unaudited Consolidated Statements of Cash Flow — Three months ended March 31, 2008 and 2009	3

	Notes to Unaudited Consolidated Financial Statements	4 - 24

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	25

Item 3.	Qualitative and Quantitative Disclosures About Market Risk	34

Item 4T.	Controls and Procedures	34

Part II.	Other Information

Item 1.	Legal Proceedings	34

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3.	Defaults Upon Senior Securities	35

Item 4.	Submission of Matters to a Vote of Security Holders	35

Item 5.	Other Information	35

Item 6.	Exhibits	35

Signatures
Exhibit Index
	EX-31.1
	EX-31.2
	EX-32

ii

RESPONSE GENETICS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2008	March 31, 2009
		(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$9,545,000	$10,165,390
Accounts receivable, net	2,119,496	858,472
Prepaid expenses and other current assets	399,612	445,508
Total current assets	12,064,108	11,469,370
Property and equipment, net	1,414,842	1,457,378
Other assets	69,103	69,102
Total assets	$13,548,053	$12,995,850
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$545,971	$950,386
Accrued expenses	513,868	949,818
Accrued royalties	526,712	609,279
Accrued payroll and related liabilities	154,185	415,126
Deferred revenue	2,580,498	2,564,193
Total current liabilities	4,321,234	5,488,802

Deferred revenue, net of current portion	2,355,948	1,605,497
Total liabilities	6,677,182	7,094,299
Commitments and contingencies
Stockholders’ equity
Common stock, $0.01 par value; 50,000,000 shares authorized; 10,239,276 and 12,239,276 shares issued and outstanding at December 31, 2008 and March 31, 2009, respectively	102,393	122,393
Additional paid-in capital	36,805,932	39,101,066
Accumulated deficit	(29,805,729)	(33,068,057)
Accumulated other comprehensive loss	(231,725)	(253,851)
Total stockholders’ equity	6,870,871	5,901,551
Total liabilities and stockholders’ equity	$13,548,053	$12,995,850

The accompanying notes are an integral part of these consolidated financial statements.

RESPONSE GENETICS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2008	2009
Revenue	$1,902,936	$1,537,226
Operating expenses:
Cost of revenue	918,965	1,192,197
Selling and marketing	-	792,624
General and administrative	1,708,507	1,749,611
UK operating expenses	564,966	307,481
UK redundancy costs	—	196,499
Research and development	603,385	574,420
Total operating expenses	3,795,823	4,812,832
Operating loss	(1,892,887)	(3,275,606)
Other (expense):
Interest expense	(2,876)	(3,427)
Interest income	153,172	16,705
Other	17,621	—
Net loss attributable to common stockholders	$(1,724,970)	$(3,262,328)
Unrealized loss on foreign currency translation	(6,038)	(22,126)
Total Comprehensive loss	(1,731,008)	(3,284,454)
Net loss per share — basic	$(0.17)	$(0.30)
Net loss per share — diluted	$(0.17)	$(0.30)
Weighted-average shares — basic	10,239,276	10,905,943
Weighted-average shares — diluted	10,239,276	10,905,943

The accompanying notes are an integral part of these consolidated financial statements.

RESPONSE GENETICS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2008	2009
Cash flows from operating activities:
Net loss	$(1,724,970)	$(3,262,328)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	158,471	75,293
Share-based compensation	319,603	315,134
Changes in operating assets and liabilities:
Accounts receivable	3,280,082	1,261,024
Prepaid expenses and other current assets	(226,265)	(47,356)
Accounts payable	455,695	404,633
Accrued expenses	45,438	438,988
Accrued royalties	50,539	82,567
Accrued payroll and related liabilities	(228,924)	260,941
Deferred revenue	(1,322,422)	(766,756)
Net cash provided by (used in) operating activities	807,247	(1,237,860)
Cash flows from investing activities:
Purchase of property and equipment	(291,329)	(117,829)
Net cash used in investing activities	(291,329)	(117,829)
Cash flows from financing activities:
Proceeds from issuance of common stock	-	2,000,000
Net cash provided by financing activities	-	2,000,000
Effect of foreign exchange rates on cash and cash equivalents	(6,038)	(23,921)
Net increase in cash and cash equivalents	509,880	620,390
Cash and cash equivalents:
Beginning of period	17,024,209	9,545,000
End of period	$17,534,089	$10,165,390
Cash paid during the period for:
Income taxes	$39,000	$—
Interest	$2,879	$3,427

The accompanying notes are an integral part of these consolidated financial statements.

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization, Operations and Basis of Accounting

Response Genetics, Inc. (the “Company”) was incorporated in the state of Delaware on September 23, 1999 as Bio Type, Inc. for the purpose of providing unique molecular profiling services of tumor tissue that has been formalin-fixed and embedded in paraffin wax. In August 2000, the Company changed its name to Response Genetics, Inc.  In November 2006, the Company established Response Genetics Ltd., a wholly owned subsidiary in Edinburgh, Scotland.  On February 9, 2009 we implemented a reduction of workforce (“reduction of workforce”) pursuant to which we are closing our subsidiary in Edinburgh. See Note 15 “UK OPERATIONS”.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the fiscal year. The financial statements should be read in conjunction with the Company’s Audited December 31, 2008 and 2007 consolidated financial statements and accompanying notes included in the Company’s Form 10-K previously filed with the SEC.

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

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  - (continued)

Accounts Receivable

Clinical Accounts Receivable

The Company invoices its clients as specimens are processed and any other contractual obligations are met. The Company’s contracts with clients typically require payment within 45 days of the date of invoice. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its clients to make required payments. The Company specifically analyzes accounts receivable and historical bad debts, client credit, current economic trends and changes in client payment trends when evaluating the adequacy of the allowance for doubtful accounts. Account balances are charged-off against the allowance when it is probable the receivable will not be recovered. To date, the Company’s clients have primarily been large pharmaceutical companies. As a result, bad debts to date have been minimal. There were no allowances for doubtful accounts recorded at December 31, 2008 and March 31, 2009.

Patient Accounts Receivable

Patient accounts receivable is recorded at established billing rates less an estimated billing adjustment, based on reporting models utilizing historical cash collection percentages and updated for current effective reimbursement factors from third party payers and patients. Management performs ongoing evaluations of account receivable balances based on management’s evaluation of historical experience and current industry trends. Management believes that its accounts receivable at March 31, 2009 is correctly recorded and no allowance for doubtful accounts is currently needed. Although the Company expects to collect amounts due, actual collections may differ from estimated amounts.

Patient accounts receivable as of March  31, 2009 consisted of the following:

Three months ended March 31, 2009
Gross Medicare receivable	$313,305
Gross private patients and insurance	380,799
Gross patients accounts receivable	694,104
Less contractual allowances	(519,002)

Net patient accounts receivable	$175,102

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

Maintenance and repairs are charged to expense as incurred. The cost and accumulated depreciation of assets sold or otherwise disposed of are removed from the related accounts and the resulting gain or loss is reflected in the statements of operations. During the year ended December 31, 2008 and three months ended March 31, 2009, the Company has accumulated costs related to database software development. The Company has not yet placed this database into service and accordingly has not depreciated these software development costs. The Company intends to place those software development costs into service during the second quarter of 2009. The Company plans to amortize those software development costs once they are placed in service during the second quarter of 2009 according to SOP 98-1 accounting for the costs of computer software developed or obtained for internal use.

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

The Company adopted the Financial Accounting Standards Board's Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48") effective January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. At the date of adoption, and as of December 31, 2008 and March 31, 2009, the Company does not have a liability for unrecognized tax benefits.

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

Under the modified prospective method of SFAS No. 123(R), compensation expense is recognized for all stock-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and compensation expense for all stock based payments granted after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company’s financial results for the prior periods have not been restated. Stock-based compensation expense recognized under SFAS 123(R) was $319,603 and $315,134 for the three months ended March 31, 2008 and 2009, respectively. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (“EITF 96-18”). Under EITF 96-18, stock option awards issued to non-employees are accounted for at fair value using the Black-Scholes option-pricing model.

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

Selling and Marketing Costs

Selling and marketing costs, which are included as part of operating expenses, are expensed as incurred. Selling and marketing costs for the three months ended March 31, 2008 and 2009 was 0 and $792,624, respectively.

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  - (continued)

Comprehensive Income (Loss)

Comprehensive income (loss) encompasses the change in equity from transactions and other events and circumstances from non-owner sources and the Company’s net income (loss). Accumulated other comprehensive loss is comprised of foreign currency translation adjustments for the year ended December 31, 2008 and for the three months ended March 31, 2009 and 2008.

Fair Value of Financial Instruments

The carrying amount of  accounts receivable, accounts payable, and accrued expenses are a reasonable approximation of fair value due to their short-term nature. Short-term investments are carried at fair value with fair values estimated based on quoted market prices.

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

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

 2. Summary of Significant Accounting Policies  - (continued)

Concentration of Credit Risk and Clients and Limited Suppliers

Cash and cash equivalents consist of financial instruments that potentially subject the Company to concentrations of credit risk to the extent recorded on the balance sheets. The Company maintains cash in United States financial institutions in excess of Federal Deposit Insurance Corporation limitations. In addition, the Company has invested its excess cash in money market instruments which are not insured under the Federal Deposit Insurance Corporation. The Company has not incurred any losses on these cash balances as of March 31, 2009. At December 31, 2008 and March 31, 2009, the Company had cash on deposit that was in excess of the federally insured limit of $250,000. At March 31, 2009, approximately $397,000 of cash was held outside of the United States.

Revenue sources that account for greater than 10 percent of revenue are provided below.

	Three Months Ended March 31,
	2008		2009
	(Unaudited)
	Revenue	Percent of Total Revenue	Revenue	Percent of Total Revenue
Taiho Pharmaceutical	$539,625	28%	$399,375	26%

GlaxoSmithKline	$273,333	14%	—	—

GlaxoSmithKline Biologicals	$1,027,542	54%	$766,756	50%

Response DX	—	—	$262,854	17%

Clients that account for greater than 10 percent of accounts receivable are provided below.

	As of December 31, 2008		As of March 31, 2009
			(Unaudited)
	Receivable Balance	Percent of Total Receivables	Receivable Balance	Percent of Total Receivables
Taiho Pharmaceutical	$388,275	18%	$277,725	32%

GlaxoSmithKline	$1,294,768	61%	—	—

Hitachi Chemical	—	—	$265,278	31%

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

In December 2007, FASB issued SFAS No. 141(R), “Business Combinations”, an amendment of SFAS No. 141, which improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141(R) applies for all business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS 141(R) did not have a material impact on the Company’s financial statements.

In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51,” which amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS 160 did not have a material impact on the Company’s financial statements.

In March 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133,” which establishes the disclosure requirements for derivative instruments and for hedging activities. This Statement amends and expands the disclosure requirements of Statement 133 with the intent to provide users of financial statements with an enhanced understanding of derivative instruments and hedging activities. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. The adoption of SFAS 161 did not have a material impact on the Company’s financial statements.

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

In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161. This FSP applies to credit derivatives within the scope of Statement 133, hybrid instruments that have embedded credit derivatives, and guarantees within the scope of Interpretation 45. This FSP is effective for reporting periods (annual or interim) ending after November 15, 2008. This FSP does not have a material impact on our consolidated financial position and results of operations.

Effective January 1, 2009, we adopted the provisions of EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF No. 07-05”). EITF No. 07-5 provides guidance on how to determine if certain instruments (or embedded features) are considered indexed to our own stock, including instruments similar to our issued warrants to purchase our stock. EITF No. 07-5 requires companies to use a two-step approach to evaluate an instrument’s contingent exercise provisions and settlement provisions in determining whether the instrument is considered to be indexed to its own stock and exempt from the application of SFAS No. 133,  Accounting for Derivative Instruments and Hedging Activities .  The adoption of EITF No. 07-5 did not have a significant impact on our financial statements.

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3. Property and Equipment

Property and equipment consists of the following:

	December 31, 2008	March 31, 2009
		(Unaudited)
Laboratory equipment	$2,198,036	$2,311,350
Furniture and equipment	451,908	453,077
Leasehold improvements	183,514	188,509
Software development	377,321	371,872
Total	3,210,779	3,324,808
Less: Accumulated depreciation and amortization	(1,795,937)	(1,867,430)
Total property and equipment, net	$1,414,842	$1,457,378

Depreciation expense for the periods March 31, 2008 and 2009 was $158,471and $75,293, respectively.

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

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consists of the following:

	December 31, 2008	March 31, 2009 (Unaudited)
Prepaid insurance	$146,084	$142,602
Prepaid maintenance contracts	98,513	119,983
Other	155,015	182,923
	$399,612	$445,508

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5. Loss Per Share

The Company calculates net loss per share in accordance with SFAS No. 128, Earnings Per Share (“SFAS No. 128”). Under the provisions of SFAS No. 128, basic net loss per share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock and dilutive common stock equivalents then outstanding. Common stock equivalents consist of shares of common stock issuable upon the exercise of stock options and warrants.

The following table sets forth the computation for basic and diluted loss per share:

	Three Months Ended March 31,
	2008	2009
	(Unaudited)
Numerator:
Net loss	$(1,724,970)	$(3,262,328)
Numerator for basic earnings per share — income (loss) available to common stockholders	$(1,724,970)	$(3,262,328)
Denominator:
Denominator for basic earnings per share — weighted-average shares	10,239,276	10,905,943
Dilutive potential common shares	—	—
Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	10,239,276	10,905,943
Basic Loss per share	$(0.17)	$(0.30)
Diluted Loss per share	$(0.17)	$(0.30)

Outstanding stock options and warrants to purchase 1,310,190 shares and 1,684,990 shares for the three months ended March 31, 2008 and 2009, respectively, were excluded from the calculation of diluted loss per share as their effect would have been antidilutive.

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6. Commitments and Contingencies

Operating Leases

The Company leases office and laboratory space under a noncancelable operating lease that expires on January 31, 2010. The lease contains two two-year options to extend the term of the lease and contains annual scheduled rate increases tied to the Consumer Price Index for the Los Angeles/Long Beach California metropolitan area. In March 2007, the Company entered into a noncancelable operating lease, which expired in March 2009, for office and laboratory space in Scotland. As a result of the reduction in workforce implemented by the Company on February 9, 2009, the Company has extended its lease in Scotland for one additional month. For additional information see Note 15 UK Operations. The Company also leases space at 103 South Carroll Street, Suite 2b, Fredrick, Maryland 21701, for administrative purposes. This lease expires on August 31, 2009.   Rent expense was $164,746 and $143,933 for the three months ended March 31, 2008 and 2009, respectively.

Future minimum lease payments by year and in the aggregate, under the Company’s noncancelable operating leases, consist of the following at March 31, 2009:

Year Ending December 31,
remainder of 2009	$289,309
2010	30,091
Total	$319,400

Agreements with Suppliers

The Company purchases certain lab supplies and reagents primarily from three suppliers. Purchases from these companies accounted for approximately 89% and 75% of the Company’s reagent purchases for the period ended March 31, 2008 and 2009, respectively.

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

In consideration for this license, the Company agreed to pay to USC royalties based on a percentage of the revenues generated by the use of RGI-1 and related technology. Royalty expense relating to this agreement amounted to $23,613 and $17,574 for the three months ended March 31, 2008 and 2009, respectively.

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7. License and Collaborative Agreements  - (continued)

License Agreement with Roche Molecular Systems (“Roche”)

In July 2001, the Company entered into a diagnostic services agreement with Roche to provide the Company with access to Roche’s patented PCR technology. In November 2004, this agreement was replaced by a non-exclusive license to use Roche’s PCR, homogenous PCR, and reverse transcription PCR processes. In consideration for these rights, the Company is obligated to pay royalties to Roche, based on a percentage of net sales of products or services that make use of the PCR technology. Royalty expense relating to this agreement amounted to $87,390 and $64,993 for the three months ended March 31, 2008 and 2009, respectively.

In November 2004, the Company entered into an agreement with Roche, pursuant to which the Company is collaborating with Roche to produce commercially viable assays used in the validation of genetic markers for pharmaceutical companies. Specifically, the Company has licensed the rights to Roche to use the pre-diagnostic assays the Company develops in the course of using its RNA-extraction technologies to provide testing services to pharmaceutical companies and to produce diagnostic kits that then can be sold commercially to those pharmaceutical companies. Roche is required to pay the Company royalties of a certain percentage of net sales of such diagnostic kits sold to pharmaceutical companies. Through March 31, 2009, Roche has not been required to pay any royalties to the Company pursuant to this agreement.

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

Taiho is obligated to purchase a minimum amount of testing services from the Company each calendar quarter. Revenue recognized under this agreement was $539,625 and $399,375 for the three months ended March 31, 2008 and 2009, respectively.

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7. License and Collaborative Agreements  - (continued)

Services Agreement with SmithKline Beecham Corporation (d.b.a. GlaxoSmithKline or “GSK”)

In January 2006, the Company entered into an agreement with GSK pursuant to which the Company provides services in connection with profiling the expression of various genes from a range of human cancers. Under the agreement, the Company will provide GSK with testing services as described in individual protocols and GSK will pay the Company for such services based on the pricing schedule established for each particular protocol. GSK is obligated to make minimum annual payments to the Company under the agreement and also was obligated to make a non-refundable upfront payment to the Company, to be credited against work undertaken pursuant to the agreement. In January 2006, the Company received an upfront payment of $2,000,000. The contract also provides for minimum annual assay testing requirements over a three year period ending January 2009. The minimum amount of revenue to be recognized during the term, which expired in January 2009, was $6,500,000. The timing of the recognition of these amounts is dependent upon when GSK submits the specimens for testing. The Company recognized $273,333 and $14,400 of revenue for the three months ended March 31, 2008 and 2009, respectively.

In December 2008, we amended and restated our master service agreement with GSK. Pursuant to the amendment, the term of the GSK Agreement has been extended for a two-year period, with the option for the parties to extend the GSK Agreement for additional one-year periods, upon their mutual written agreement. In addition, we will become a preferred provider to GSK and its affiliates of genetic testing services on a fee-for-service basis and, in anticipation of the services to be provided, GSK agreed to make a non-refundable upfront payment of approximately $1,300,000 which was received on January 5, 2009. This payment may be credited against future work undertaken in the period beginning on January 1, 2009 and ending on December 31, 2010.

Master Laboratory Test Services Agreement with GlaxoSmithKline Biologicals (“GSK Bio”)

In December 2006, the Company entered into an agreement with GSK Bio pursuant to which it will provide testing services, principally in relation to profiling the expression of various genes from a range of human cancers. The Company will conduct the testing services on tissue specimens provided by GSK Bio. The agreement required that GSK Bio make an upfront payment of $2,620,000, which was received by the Company in December 2006. The agreement further specifies that GSK Bio will pay annual minimum payments in 2007, 2008 and 2009 and that the upfront payment made in December 2006 will be credited against the annual minimum payments in 2007 and 2008. The agreement also provides that any differences between the annual minimum payments made in 2007, 2008 or 2009 and the amounts due to the Company for testing services performed on specimens submitted by GSK Bio during the three years ending December 31, 2009 be credited towards services performed during the year ending December 31, 2010, the final year of the agreement. The minimum amount of revenue to be recognized during the term of this contract, which will expire in December 2010, is approximately $7,300,000. In December 2007 the Company amended its agreement with GSK Bio whereby GSK Bio would make the remaining minimum payments under the agreement in one lump sum. This payment was received in January 2008. The timing of the recognition of these amounts is dependent upon when GSK submits the specimens for testing. The Company recognized $1,024,878 and $766,756 of revenue under this agreement during the three months ended March 31, 2008 and 2009, respectively.

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

This agreement has an initial term of five years, with an automatic renewal for an additional three-year term unless either party gives 90 days notice in advance of the renewal date of its intent not to renew. Pursuant to the agreement, SBC will receive a percentage of the gross margin, as defined in the agreement, collected from the Company’s clients in China as compensation for its testing services performed. For the three months ended March 31, 2008 and 2009, no testing services were performed.

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

This Agreement has an initial term expiring on March 31, 2010, with an automatic renewal for one year at the end of the original period under the same terms and conditions. Pursuant to the agreement, Hitachi will receive a percentage of the revenue, as provided in the agreement, collected from the Company's clients in the Territory, for its testing services performed which totaled $328,868 of expense for the three months ended March 31, 2009.

Hitachi is responsible for expenses related to the cost of laboratory equipment and modification to the laboratory facilities, as well as the cost of reagents. The Company has provided to Hitachi required laboratory equipment which Hitachi has agreed to pay the Company and is included as part of accounts receivable totaling $248,799.  This amount was paid during April 2009.

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

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8. Stock Option Plan

In March 2000, the Company adopted a Stock Option Plan (the “2000 Plan”) as approved by its board of directors. Under the 2000 Plan, the Company may grant options to acquire up to 1,600,000 shares of common stock. In connection with the adoption of the 2006 Employee, Director and Consultant Stock Plan, as further discussed below, the Company will grant no additional options under its 2000 Plan under which options to purchase 190,000 shares remained outstanding as of March 31, 2009. Although no more options may be granted under the 2000 Plan, the terms of the 2000 Plan continue to apply to all outstanding options. The Company also granted options to purchase 16,000 shares of common stock to two consultants which were granted under separate agreements outside of the 2000 Plan.

On October 26, 2006, the Board of Directors of the Company approved, and on May 1, 2007, reapproved, the adoption of the 2006 Employee, Director and Consultant Stock Plan (the “2006 Stock Plan”). The stockholders approved the 2006 Stock Plan on June 1, 2007. Under this plan, the Company may grant up to a maximum of 2,160,000 options to purchase the Company’s common stock. As of March 31, 2009, there were 781,010 options available to grant under the 2006 Stock Plan.

Employee options vest according to the terms of the specific grant and expire 10 years from the date of grant. Non-employee option grants to date vest typically over a 2 to 3 year period. The Company had 1,584,990 options outstanding at a weighted average exercise price of $6.25 at March 31, 2009. There were 863,263 nonvested stock options with a weighted average grant date fair value of $5.29 outstanding at March 31, 2009.

The Company estimated share-based compensation expense for the three months ended March 31, 2009 and 2008 using the Black-Scholes model with the following weighted average assumptions:

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2009
Risk free interest rate	5.03%	3.54 - 5.03%
Expected dividend yield	—	—
Expected volatility	77.4%	77.4%
Expected life (in years)	7	7
Forfeiture rate	5%	7%

The following table summarizes the stock option activity for the three months ended March 31, 2009:

	Number of Shares	Weighted Average Exercise Price
Outstanding, December 31, 2008	1,586,490	$6.24
Granted (Unaudited)	—	$—
Exercised (Unaudited)	—	$—
Forfeited (Unaudited)	(1,500)	$3.05
Outstanding, March 31, 2009 (Unaudited)	1,584,990	$6.25
Exercisable, March 31, 2009 (Unaudited)	721,728	$7.39

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8. Stock Option Plan  - (continued)

The following table provides information for options that were outstanding and exercisable as of March 31, 2009:

	Options Outstanding			Options Exercisable
Exercise Prices	Number	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$11.25	184,000	1.72	$11.25	184,000	$11.25
$7.00	864,190	8.03	$7.00	399,215	$7.00
$3.05-$4.99	536,800	9.32	$3.32	138,573	$3.40
	1,584,990	7.73	$6.25	721,728	$7.39

The weighted average exercise prices, remaining contractual lives and aggregate intrinsic value for options granted, exercisable and expected to vest as of March 31, 2009 were as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding	1,584,990	$6.25	7.73	$—
Expected to vest	820,099	$5.29	8.72	$—
Exercisable	721,728	$7.39	6.55	$—

Aggregate intrinsic value excludes those options that are “not-in-the-money” as of March 31, 2009. Awards that are expected to vest take into consideration estimated forfeitures for awards not yet vested.

Information about stock-based compensation included in the results of operations for the three months ended March 31, 2008 and 2009 are as follows:

	Three Months Ended March 31,
	(Unaudited)
	2008	2009
Cost of revenue	$71,900	$64,570
Research and development	36,331	21,523
General and administrative	211,372	229,041
Totals	$319,603	$315,134

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

There were no warrants granted during the three months ended March  31, 2008 and 2009.

The following table summarizes all common stock warrant activity during the three months ended March 31, 2009:

	Number of Shares	Weighted Average Price
Outstanding, December 31, 2008	100,000	$7.70
Granted (Unaudited)	—	—
Exercised (Unaudited)	—	—
Cancelled (Unaudited)	—	—
Outstanding, March 31, 2009 (Unaudited)	100,000	$7.70
Exercisable, March 31, 2009 (Unaudited)	100,000	$7.70

The following table summarizes information about the warrants outstanding at March 31, 2009:

Exercise Price	Warrants Outstanding	Remaining Contractual Life (years)
$7.70	100,000	5.00
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

The Company adopted the Financial Accounting Standards Board’s Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”) effective January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. At the date of adoption, and as of December 31, 2008 and March 31, 2009, the Company does not have a liability for unrecognized tax benefits.

We file U.S. federal, U.S. state, and foreign tax returns. Our major tax jurisdictions are U.S. federal and the State of California and are subject to tax examinations for the years 1999 through 2008.

11. Defined Contribution Plan

The Company maintains a defined contribution plan covering substantially all of its employees meeting minimum age and service requirements. Participation in the plan is optional.  The Company provides a maximum of 3% matching contribution based on employee contributions up to 6%. The Company’s matching contribution amount for March 31, 2009 was $0. The 3% matching contribution by the Company is discretionary.

12. Related Party Transactions

While employed at USC, Kathleen Danenberg, president, chief executive officer and director, developed and patented (United States Patent 6,248,535; Danenberg , et al., Method For Isolation of RNA From Formalin-Fixed Paraffin-Embedded Tissue Specimens) an extraction method that allowed reliable and consistent isolation of RNA from FFPE suitable for RT-PCR. USC retains ownership of this patent but has exclusively licensed this technology to the Company. In consideration for this license, the Company is obligated to pay royalties to USC, as a percentage of net sales of products or services using the technology, and to meet a certain minimum in royalty payments. Pursuant to USC policy, the inventors of technology owned by the University and then licensed for commercialization are paid a portion of royalties received by the University from the licensed technology. USC therefore pays a portion of royalties received from the Company to Ms. Danenberg in recognition of her invention. Amounts paid to Ms. Danenberg amounted to $0 and $0 for the three months ended March 31, 2008 and 2009, respectively.

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

The following enterprise wide disclosure was prepared on a basis consistent with the preparation of the financial statements. The following tables contain certain financial information by geographic area:

	Three Months Ended March 31,
Revenue:	2008	2009
	(Unaudited)
United States	$338,433	$371,095
Europe	1,024,878	766,756
Japan	539,625	399,375
	$1,902,936	$1,537,226

Long-lived assets:	December 31, 2008	March 31, 2009 (Unaudited)
United States	$3,210,758	$3,324,808
	$3,210,758	$3,324,808

14. Net Patient Service Revenue

Net patient service revenue for the three months ended March  31, 2009 were comprised of the following:

Three Months Ended
March 31, 2009
Gross patient service revenue	$781,856

Contractual allowances	(519,002)

Net patient service revenue	$262,854

There were no net patient service revenues recorded in during the three months ended March 31, 2008.

Cost-Containment Measures

Both government and private pay sources have instituted cost-containment measures designed to limit payments made to providers of health care services, and there can be no assurance that future measures designed to limit payments made to providers will not adversely affect the Company.

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

14. Net Patient Service Revenue  - (continued)

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

15. U.K. Operations

On February 9, 2009, management implemented a reduction of workforce (“Reduction of Workforce”) pursuant to which the Company has closed its United Kingdom testing facility to consolidate services at its CLIA-certified laboratory facilities in Los Angeles.  In connection with the Reduction of Workforce, the Company incurred expenses associated with redundancy costs of approximately $197,000. These costs are included in the Company’s statement of operations for the three months ended March 31, 2009. Additionally, management performed a recoverability test of the long-lived assets located at the United Kingdom testing facility in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Based on the recoverability analysis performed, the Company recorded a non-cash charge for the impairment of long-lived assets of $0.9 million as of December 31, 2008 to write down the carrying value of the long-lived assets to their estimated fair value of $0. The fair value was estimated based upon offers received from third parties to purchase the long-lived assets.  Our lease for our United Kingdom testing facility expired on March 31, 2009. We have arranged to extend the lease, pursuant to its terms, for an additional month, in order to facilitate the winding down of our operations in the United Kingdom. The Reduction of Workforce was substantially completed on March 31, 2009. We undertook the Reduction of Workforce as part of a strategic plan to increase operational efficiency in conjunction with the consolidation of our services at our Los Angeles facilities and it will not affect our genetic testing services or current partnership agreements.

16. Private Placement

On February 27, 2009, the Company entered into a Purchase Agreement with certain affiliates of Special Situations Funds for the private placement of 2,000,000 newly-issued shares of the Company's common stock at a per share price of $1.00. The closing of the sale of the Shares occurred on March 2, 2009.  The aggregate offering price of the shares was $2 million.

In connection with the Private Placement, we also entered into a Registration Rights Agreement, dated February 27, 2009, with the Purchasers (the "Registration Rights Agreement") pursuant to which it has agreed to file, within 90 days of the closing of the Private Placement, a registration statement with the Securities and Exchange Commission ("SEC") to register the Shares for resale, which registration statement is required to become effective within 150 days following the closing. If the Registration Statement is not filed or declared effective within the timeframes set forth above, then we will be obligated to pay liquidated damages to the Purchasers in an amount equal to 1.5% of the aggregate amount invested by the Purchasers for each 30-day period, or pro rata for any portion thereof, following the date by which the Registration Statement should have been filed or declared effective. In addition, liquidated damages will also accrue in the event that, subject to certain exceptions, we do not maintain the effectiveness of the registration statement until the earlier of the sale of all of the Shares or the Shares become eligible for sale under Rule 144 without regard to any volume limitations. The Company then evaluated the provisions of FASB Staff Position No. EITF 00-19-2, Accounting for Registration Payment Arrangements , which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies , pursuant to which a contingent obligation must be accrued only if it is more likely than not to occur. In management’s estimation, the contingent payments related to the registration payment arrangement are not likely to occur, and thus no amount need be accrued.

17. Fair Value Measurements

On January 1, 2009, the Company adopted SFAS No. 157 which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB deferred the effective date of SFAS 157 by one year for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted the provisions of SFAS 157, except as it applies to those nonfinancial assets and nonfinancial liabilities for which the effective date has been delayed by one year.

SFAS No. 157 establishes a three-level valuation hierarchy of valuation techniques that is based on observable and unobservable inputs. Classification within the hierarchy is determined based on the lowest level of input that is significant to the fair value measurement. The first two inputs are considered observable and the last unobservable, that may be used to measure fair value and include the following:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

As of March 31, 2009, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis, including its cash and cash equivalents. The fair value of these assets and liabilities was determined using the following inputs in accordance with SFAS 157 at March 31, 2009:

	Fair Value Measurement as of March 31, 2009
	Total	Level 1	Level 2	Level 3
Description	$	$	$	$
Cash and cash equivalents (1)	10,165,390	10,165,390	-	-

(1)	Included in cash and cash equivalents on the accompanying consolidated balance sheet.

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

The following discussion of our financial condition and results of operation should be read in conjunction with our audited financial statements and related notes to the financial statements included elsewhere in this Annual Report on Form 10-Q as of March 31, 2009 and 2008 and our audited financial statements for the year ended December 31, 2008 included in our Annual Report on Form 10-K previously filed with the SEC. This discussion contains forward-looking statements that relate to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward looking statements.

Overview

 Response Genetics, Inc. (the “Company”) was incorporated in the state of Delaware on September 23, 1999 as Bio Type, Inc. for the purpose of providing unique molecular profiling services of tumor tissue that has been formalin-fixed and embedded in paraffin wax. In August 2000, we changed our name to Response Genetics, Inc.   In November 2006, we established Response Genetics Ltd., a wholly owned subsidiary in Edinburgh, Scotland. On February 9, 2009 we implemented a reduction of workforce pursuant to which we closed our subsidiary in Edinburgh. See "liquidity and capital resources" for additional information.

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

Research and development expenses represented 11.9% and 15.9% of our total operating expenses for the quarters ended March 31, 2009 and March 31, 2008, respectively. Major components of the $574,420 in research and development expenses for the quarter ended March 31, 2009 included supplies and reagents for our research activities, personnel costs, occupancy costs, equipment warranties and service, patent fees,  and sample procurement costs.

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

License Fees

We have licensed technology for the extraction of RNA and DNA from FFPE tumor specimens from USC in exchange for royalty fees on revenue generated by use of this technology. These royalties are calculated as a fixed percentage of revenue that we generate from use of the technology licensed from USC. Total license fees due under the royalty agreement to USC were $17,574 and $23,613 for the quarters ended March 31, 2009 and March 31, 2008, respectively. We also maintain a non-exclusive license to use Roche’s polymerase chain reaction (PCR), homogenous PCR, and reverse transcription PCR processes. We pay Roche a fixed percentage royalty fee for revenue that we generate through use of certain applications of this technology. Royalties accrued under this agreement totaled $64,993 and $87,390 for the quarters ended March 31, 2009 and March 31, 2008, respectively.

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

Results of Operations

Quarters Ended March 31, 2009 and March 31, 2008

Revenues.   Revenues were $1,537,226 for the quarter ended March 31, 2009, as compared to $1,902,936 for the comparable period in 2008, a decrease of $365,710, or 19.2%. This decrease was generated primarily due to a delay in receipt of samples to be tested from our pharmaceutical clients which we expect to receive later in 2009 and 2010. This decrease was partially offset by $262,854 in net revenue associated with our new Response DX assays which were not available in the quarter ended March 31, 2008.  The decrease in revenue related to our pharmaceutical clients amounted to $648,023, in the first quarter of 2009 as compared to the first quarter of 2008. For the quarter ended March 31, 2009, two of our clients, GSK and Taiho, accounted for approximately 77% of our revenue, as compared to approximately 96% of our revenue for the quarter ended March 31, 2008.

Cost of Revenues.   Cost of revenues for the quarter ended March 31, 2009 were $1,192,197 as compared to $918,965 for the quarter ended March 31, 2008, an increase of $273,232 or 29.7%. This increase is primarily related to an increase of $328,868 associated with processing our assay in our laboratory in Japan which did not exist in 2008, and an increase of $66,677 in personnel related costs.  These increases were partially offset by a $52,100 decrease in our equipment and facilities related costs, a $36,235 reduction in insurance costs, a $34,727 decrease in business consulting related to our CLIA lab.

Research and Development Expenses.   Research and development expenses were $574,420 for the quarter ended March 31, 2009, as compared to $603,385 for the same period in 2008, a decrease of $28,965 or 5.0%. This decrease resulted primarily from a decrease personnel costs of $38,111, a decrease in equipment related costs of $38,337 a decrease in consultation fees and honoraria of $56,310 and a decrease in share-based compensation related to stock options  of $14,808.  These decreases were partially offset by an increase of $143,911 in patent related fees and an increase in reagents and supplies of $11,134.  We expect research and development expenses to increase as we continue work to develop additional aspects of our technology and to study diagnostic indicators for various forms of cancer.

General and Administrative Expenses.   General and administrative expenses totaled $1,749,611 for the quarter ended March 31, 2009, as compared to $1,708,507 for the comparable period in 2008, an increase of $41,104 or 2.4%. This increase resulted primarily from an increase in business consulting costs of $45,560, and an increase in insurance expense of $53,546,  These costs were partially offset by a reduction of $61,980 related to decreased legal and accounting fees. We expect general and administrative expenses to increase as a result of the need to hire additional administrative personnel and due to higher legal, accounting, compliance and related expenses associated with being a public company.

Sales and Marketing Expenses: Historically, the Company has included sales and marketing expenses in the general and administrative expense category.  With the hiring of a sales force to bring our Response DX assay to market the Company has commenced with the quarter ended March 31, 2009 to report expenses associated with our sales and marketing efforts separately.  For this quarter our sales and marketing expenses totaled $792,624.  These expenses were primarily comprised of  $348,865 in personnel costs, $100,385 in contracted services, $91,024 for business travel, entertainment and meeting costs, and $161,437 in advertising and promotional materials.  We expect that sales and marketing costs will continue to increase as we expand our sales and marketing activities in order to gain clinical acceptance of our Response DX assays.

U.K. Operating Costs and U.K. Impairment of Property and Equipment.   In December, 2008, we made the decision to increase the operational efficiency of the Company by consolidating our UK operations with our US operations.  Based on this decision we implemented a reduction of workforce pursuant to which we have closed our UK testing facility and consolidated testing services in our laboratory facilities located in Los Angeles.  As a result of the implementation of the reduction of workforce  management performed a recoverability test of the long-lived assets located at the United Kingdom testing facility. Based on the recoverability analysis performed, the Company recorded a non-cash charge for the impairment of long-lived assets of $0.9 million as of December 31, 2008 to write down the carrying value of the long-lived assets to their estimated fair value of $0. The fair value was estimated based upon offers received from third parties to purchase the long-lived assets.  The operating costs related to our UK lab, which were previously included in general and administrative expenses, were $307,481 for the quarter ended March 31, 2009 compared to $564,966 for the same comparable period in 2008  Additionally, in connection with the reduction of workforce we incurred expenses related to redundancy costs of $196,499.  These costs were recorded in the quarter ended March 31, 2009.

Interest Income.   Interest income was $16,705 for the quarter ended March 31, 2009, compared with $153,172 for the same period in 2008. This $136,467 decrease was due to lower average cash balances and lower rates of return during the period ending March 31, 2009.

Income Taxes.   As of March 31, 2009 and 2008, a full valuation allowance has been recorded for the deferred tax assets since we do not believe the recoverability of the deferred income tax assets in the near future is more likely then not.

Liquidity and Capital Resources

We incurred net losses of $3,262,328 and $ 1,724,970 during the quarter ended March 31, 2009 and the quarter ended March 31, 2008, respectively. Since our inception in September 1999, we have incurred cumulative losses and as of March 31, 2009, we had an accumulated deficit of $33,068,057. We expect that our research and development, and general and administrative expenses will continue to increase and, as a result, we will need to generate significant revenues to achieve profitability.

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

We lease office and laboratory space for our location in Los Angeles under noncancelable operating leases that expire in March 2010. Additionally, in 2007, the Company entered into an agreement to lease office and laboratory space for our operations in Scotland. This is an operating lease which expired in March, 2009. As a result of the reduction in workforce implemented by the Company on February 9, 2009, the Company has extended its lease in Scotland for one additional month in order to facilitate the winding down of our UK operations. See Note 15 for additional information.  Rent expense for our facilities was $143,933 and $164,746 for the quarters ended March 31, 2009 and 2008, respectively . Future minimum lease payments aggregate to approximately $319,400 through the expiration of the leases in 2010.

Following is a summary of recent events and the expected impact of these events may or have had on our liquidity and future realization of revenues.

On December 26, 2008, we amended and restated our master service agreement with GlaxoSmith Kline, Ltd. ("GSK"), a leading pharmaceutical manufacturer (the "GSK Agreement"). Pursuant to the amendment, the term of the GSK Agreement has been extended for a two-year period, with the option for the parties to extend the GSK Agreement for additional one-year periods, upon their mutual written agreement. In addition, we will become a preferred provider to GSK and its affiliates of genetic testing services on a fee-for-service basis and, in anticipation of the services to be provided, GSK agreed to make a non-refundable upfront payment of approximately $1,300,000 which was received on January 5, 2009. This payment was classified as deferred revenue and will be used for future work undertaken in the period beginning on January 1, 2009 and ending on December 31, 2010.

On February 9, 2009, we implemented a reduction of workforce ("Reduction of Workforce") pursuant to which we have closed our United Kingdom testing facility to consolidate services at our CLIA-certified laboratory facilities in Los Angeles. Pursuant to the Reduction of Workforce, we have eliminated all of our employees in the United Kingdom, a total of 9 positions. The lease for our United Kingdom testing facility expired on March 31, 2009. We have arranged to extend the lease, pursuant to its terms, for an additional month, in order to facilitate the winding down of our operations in the United Kingdom. The Reduction of Workforce was substantially completed on March 31, 2009. We undertook the Reduction of Workforce as part of a strategic plan to increase operational efficiency in conjunction with our consolidation of our services at its Los Angeles facilities and it will not affect its genetic testing services or current partnership agreements.

In connection with the Reduction of Workforce, the Company incurred expenses associated with redundancy costs of approximately $197,000. The Company had not satisfied all the criteria necessary in order to include those redundancy costs in its December 31, 2008 financial statements. These costs are included in our statement of operations for the quarter ended March 31, 2009.

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

In connection with the Private Placement, we also entered into a Registration Rights Agreement, dated February 27, 2009, with the Purchasers (the "Registration Rights Agreement") pursuant to which we have agreed to file, within 90 days of the closing of the Private Placement, a registration statement with the Securities and Exchange Commission ("SEC") to register the Shares for resale, which registration statement is required to become effective within 150 days following the closing. If the Registration Statement is not filed or declared effective within the timeframes set forth above, then we will be obligated to pay liquidated damages to the Purchasers in an amount equal to 1.5% of the aggregate amount invested by the Purchasers for each 30-day period, or pro rata for any portion thereof, following the date by which the Registration Statement should have been filed or declared effective. In addition, liquidated damages will also accrue in the event that, subject to certain exceptions, we do not maintain the effectiveness of the registration statement until the earlier of the sale of all of the Shares or the Shares become eligible for sale under Rule 144 without regard to any volume limitations. The Company then evaluated the provisions of FASB Staff Position No. EITF 00-19-2, Accounting for Registration Payment Arrangements , which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies , pursuant to which a contingent obligation must be accrued only if it is more likely than not to occur. In management’s estimation, the contingent payments related to the registration payment arrangement are not likely to occur, and thus no amount need be accrued.

Comparison of Quarters Ended March 31, 2009 and 2008

As of March 31, 2009, we had $10,165,390 in cash and cash equivalents, working capital of $5,980,568 and an accumulated deficit of $33,068,057.

Cash flows provided by operating activities

During the quarter ended March 31, 2009, the Company generated negative cash flows from operations of $1,237,860 compared to positive cash flows of $807,247 from operations in the quarter ended March 31, 2008. The reasons for the change in cash flows of $2,045,107 was due mainly to the increase in net loss of $1,537,358, and in combination, a decrease in receivables, increases in accounts payable and accrued expenses, an increase in accrued payroll and related liabilities, and a decrease in deferred revenue.

The decrease in accounts receivable, of $1,261,024, related mainly to one receivable for deferred revenue related to an amendment entered into in the fourth quarter of 2008 to the contract with GSK. In this amendment GSK agreed to make a non-refundable upfront payment of approximately $1,300,000 which was received on January 5, 2009.  This payment may be credited against future work undertaken in the period beginning January 1, 2009 and ending on December 31, 2010.

The decrease in deferred revenue related to a decrease in advance billings to our customers, along with recognition of deferred revenue totaling $766,756.

The increase in accounts payable and accrued expenses primarily resulted from increased sales and marketing and business development activities related to the launch of Response DX.

The change in accrued payroll and related liabilities is primarily due to an increased number of employees at March 31, 2009.

Cash flows used in investing activities

Net cash used in investing activities was $117,829 for the quarter ended March 31, 2009 and $291,329 for the quarter ended March 31, 2008. This decrease was attributable to reduced need for capital equipment purchases in our laboratories.

Cash flows used in financing activities

Cash flows from financing activities for the quarter ended March 31, 2009 provided net cash of $2,000,000 related to the sale of common stock.  There were no financing activities undertaken in the quarter ended March 31, 2008.

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

In December 2007, FASB issued SFAS No. 141(R), “Business Combinations”, an amendment of SFAS No. 141, which improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141(R) applies for all business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS 141(R) did not have a material impact on the Company’s financial statements.

In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51,” which amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS 160 did not have a material impact on the Company’s financial statements.

In March 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133,” which establishes the disclosure requirements for derivative instruments and for hedging activities. This Statement amends and expands the disclosure requirements of Statement 133 with the intent to provide users of financial statements with an enhanced understanding of derivative instruments and hedging activities. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. The adoption of SFAS 161 did not have a material impact on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption of SFAS 162 did not have a material effect on our consolidated results of operations and financial condition.

In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161. This FSP applies to credit derivatives within the scope of Statement 133, hybrid instruments that have embedded credit derivatives, and guarantees within the scope of Interpretation 45. This FSP is effective for reporting periods (annual or interim) ending after November 15, 2008. This FSP does not have a material impact on our consolidated financial position and results of operations.

Effective January 1, 2009, we adopted the provisions of EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF No. 07-05”). EITF No. 07-5 provides guidance on how to determine if certain instruments (or embedded features) are considered indexed to our own stock, including instruments similar to our issued warrants to purchase our stock. EITF No. 07-5 requires companies to use a two-step approach to evaluate an instrument’s contingent exercise provisions and settlement provisions in determining whether the instrument is considered to be indexed to its own stock and exempt from the application of SFAS No. 133,  Accounting for Derivative Instruments and Hedging Activities .  The adoption of EITF No. 07-5 did not have a significant impact on our financial statements.

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

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

None.

ITEM 1A. Risk Factors

Not applicable as we are a smaller reporting company.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 27, 2009, we entered into a Purchase Agreement with certain affiliates of Special Situations Funds, for the private placement of 2,000,000 newly-issued unregistered shares of the Company’s common stock (the “Shares”) at a per share price of $1.00, or an aggregate purchase price of $2,000,000.  The closing of the sale of the Shares occurred on March 2, 2009.  The sale of the Shares has not yet been registered under the Securities Act of 1933, as amended (the “Securities Act”).  The Shares were sold to accredited investors in reliance upon exemptions from registration under Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.  The Shares may not be offered or sold in the United States absent registration under or exemption from the Securities Act and any applicable state securities laws.

In connection with the Private Placement, the Company also entered into a Registration Rights Agreement, dated February 27, 2009, with the Purchasers (the “Registration Rights Agreement”) pursuant to which it has agreed to file, within 90 days of the closing of the Private Placement, a registration statement with the Securities and Exchange Commission to register the Shares for resale, which registration statement is required to become effective within 150 days following the closing.  If the Registration Statement is not filed or declared effective within the timeframes set forth above, then the Company will be obligated to pay liquidated damages to the Purchasers in an amount equal to 1.5% of the aggregate amount invested by the Purchasers for each 30−day period, or pro rata for any portion thereof, following the date by which the Registration Statement should have been filed or declared effective. In addition, liquidated damages will also accrue in the event that, subject to certain exceptions, the Company does not maintain the effectiveness of the registration statement until the earlier of the sale of all of the Shares or the Shares become eligible for sale under Rule 144 without regard to any volume limitations.

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

We expect to use the proceeds from our initial public offering for research and development, business expansion, and working capital and other general purposes. Pending such use, the net proceeds from the offering have been invested in interest-bearing money market accounts. None of the net proceeds from the offering were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10% or more of any class of our equity securities or to any other affiliate, other than in the form of wages or salaries, fees and bonuses paid out in the ordinary course of business. We will retain broad discretion over the use of the net proceeds received from our initial public offering. The timing and amount of our actual expenditures may vary significantly depending on a number of factors, including the successful early clinical development of our lead product candidates, cash flows from operations and the anticipated growth of our business. We have incurred the following costs as they relate to our use of proceeds including research and development costs of $3,947,998, business expansion costs primarily related to the set up and operation of our European lab of $3,684,135 and $2,405,584 of cost to establish investor relations and public relations activities necessary for a public company and sales and marketing activities related to Response Dx.

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

RESPONSE GENETICS, INC.

DATE: May 15, 2009	By:	/s/ Kathleen Danenberg
Kathleen Danenberg
President and Chief Executive Officer (Principal Executive Officer)

DATE: May 15, 2009	By:	/s/ Thomas Stankovich
Thomas Stankovich
Chief Financial Officer (Principal Financial Officer)