Form 10-Q
period 2009-06-30
RESPONSE GENETICS INC
filed 2009-08-21
CIK 1124608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

On August 21, 2009, there were 15,297,183 shares of common stock, $.01 par value per share, issued and outstanding.

Response Genetics, Inc.

Form 10-Q
Table of Contents

		Page
		Number
Part I.	Financial Information

Item 1.	Financial Statements
	Unaudited Consolidated Balance Sheets — December 31, 2008 and June 30 ,2009	1

	Unaudited Consolidated Statements of Operations and Comprehensive Loss — Three and six months ended June 30, 2008 and 2009	2

	Unaudited Consolidated Statements of Cash Flow — Three and six months ended June 30, 2008 and 2009	3

	Notes to Unaudited Consolidated Financial Statements	4 - 24

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	25

Item 3.	Qualitative and Quantitative Disclosures About Market Risk	36

Item 4T.	Controls and Procedures	36

Part II.	Other Information

Item 1.	Legal Proceedings	36

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 3.	Defaults Upon Senior Securities	37

Item 4.	Submission of Matters to a Vote of Security Holders	37

Item 5.	Other Information	37

Item 6.	Exhibits	37

Signatures		37
Exhibit Index
	EX-31.1
	EX-31.2
	EX-32

ii

RESPONSE GENETICS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2008	June 30, 2009
	(Note 1)	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$9,545,000	$7,041,875
Accounts receivable, net	2,119,496	790,864
Prepaid expenses and other current assets	399,612	401,324
Total current assets	12,064,108	8,234,063
Property and equipment, net	1,414,842	1,344,622
Other assets	69,103	69,102
Total assets	$13,548,053	$9,647,787
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$545,971	$927,574
Accrued expenses	513,868	679,782
Accrued royalties	526,712	804,180
Accrued payroll and related liabilities	154,185	291,180
Deferred revenue	2,580,498	2,801,026
Total current liabilities	4,321,234	5,503,742

Deferred revenue, net of current portion	2,355,948	397,742
Total liabilities	6,677,182	5,901,484
Commitments and contingencies (Note 6)
Stockholders’ equity
Common stock, $0.01 par value; 50,000,000 shares authorized; 10,239,276 and 12,239,276 shares issued and outstanding at December 31, 2008 and June 30, 2009, respectively	102,393	122,393
Additional paid-in capital	36,805,932	39,289,484
Accumulated deficit	(29,805,729)	(35,451,090
Accumulated other comprehensive loss	(231,725)	(214,484)
Total stockholders’ equity	6,870,871	3,746,303
Total liabilities and stockholders’ equity	$13,548,053	$9,647,787

The accompanying notes are an integral part of these consolidated financial statements.

RESPONSE GENETICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Net revenue	$1,823,443	$1,898,239	$3,726,379	$3,435,465
Operating expenses:
Cost of revenue	905,134	1,278,546	1,824,099	2,470,743
Selling and marketing	-	1,031,538	-	1,824,162
General and administrative	1,867,010	1,398,346	3,495,916	3,147,957
UK operating expenses	588,874	136,784	1,233,440	444,265
UK redundancy costs	-	5,735	-	202,234
Research and development	705,159	433,107	1,308,544	1,007,527
Total operating expenses	4,066,177	4,284,056	7,861,999	9,096,888
Operating loss	(2,242,734)	(2,385,817)	(4,135,620)	(5,661,423)
Other (expense):
Interest expense	(93)	(2,412)	(2,969)	(5,839)
Interest income	90,124	5,196	243,296	21,901
Other	(19,047)	-	(1,426)	-
Net loss	$(2,171,750)	$(2,383,033)	$(3,896,719)	$(5,645,361)
Unrealized gain (loss) on foreign currency translation	768	39,367	(5,270)	17,241
Total comprehensive loss	$(2,170,982)	$(2,343,666)	$(3,901,989)	$(5,628,120)
Net loss per share — basic and diluted	$(0.21)	$(0.19)	$(0.38)	$(0.49)
Weighted-average common shares — basic and diluted	10,239,276	12,239,276	10,239,276	11,576,293

The accompanying notes are an integral part of these consolidated financial statements.

RESPONSE GENETICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2008	2009
Cash flows from operating activities:
Net loss	$(3,896,719)	$(5,645,361)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	339,197	220,615
Share-based compensation	647,183	503,552
Changes in operating assets and liabilities:
Accounts receivable	3,573,392	1,329,114
Prepaid expenses and other current assets	(73,437)	2,010
Other assets	8,251	-
Accounts payable	806,638	371,081
Accrued expenses	(84,087)	157,275
Accrued royalties	116,826	277,468
Accrued payroll and related liabilities	(311,406)	136,810
Deferred revenue	(2,394,056)	(1,737,678)
Net cash used in operating activities	(1,268,218)	(4,385,114)
Cash flows from investing activities:
Purchase of property and equipment	(621,873)	(150,395)
Cash flows from financing activities:
Proceeds from issuance of common stock	-	2,000,000
Effect of foreign exchange rates on cash and cash equivalents	(5,270)	32,384
Net decrease in cash and cash equivalents	(1,895,361)	(2,503,125)
Cash and cash equivalents:
Beginning of period	17,024,209	9,545,000
End of period	$15,128,848	$7,041,875
Cash paid during the period for:
Income taxes	$39,000	$-
Interest	$2,969	$5,839

The accompanying notes are an integral part of these consolidated financial statements.

RESPONSE GENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Organization, Operations and Basis of Accounting

Response Genetics, Inc. (the “Company”) was incorporated in the state of Delaware on September 23, 1999 as Bio Type, Inc. for the purpose of providing unique molecular profiling services of tumor tissue that has been formalin-fixed and embedded in paraffin wax. In August 2000, the Company changed its name to Response Genetics, Inc.  In November 2006, the Company established Response Genetics Ltd., a wholly owned subsidiary in Edinburgh, Scotland.  On February 9, 2009 we implemented a reduction of workforce (“reduction of workforce”) pursuant to which we are closing our subsidiary in Edinburgh. See Note 13“UK OPERATIONS”.

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

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  - (continued)

Accounts Receivable

Clinical Accounts Receivable

The Company invoices its clients as specimens are processed and any other contractual obligations are met. The Company’s contracts with clients typically require payment within 45 days of the date of invoice. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its clients to make required payments. The Company specifically analyzes accounts receivable and historical bad debts, client credit, current economic trends and changes in client payment trends when evaluating the adequacy of the allowance for doubtful accounts. Account balances are charged-off against the allowance when it is probable the receivable will not be recovered. To date, the Company’s clients have primarily been large pharmaceutical companies. As a result, bad debts to date have been minimal. There were no allowances for doubtful accounts recorded at December 31, 2008 and June 30, 2009.

ResponseDX Accounts Receivable

ResponseDX accounts receivable related to Medicare billings is recorded at established billing rates less an estimated billing adjustment, based on reporting models utilizing historical cash collection percentages and updated for current effective reimbursement factors from third party payers and patients. Management performs ongoing evaluations of account receivable balances based on management’s evaluation of historical experience and current industry trends. Management believes that no allowance for doubtful accounts is currently needed. Although the Company expects to collect amounts due, actual collections may differ materially from estimated amounts.

ResponseDX accounts receivable as of June 30, 2009, consisted of the following:

June 30, 2009
Gross ResponseDX Medicare receivable	$653,993

Less contractual allowances	(342,672)
Net ResponseDX Medicare accounts receivable	$311,321

Currently, we recognize ResponseDX revenue from third party and private payors on a cash basis until a collection history can be determined. Until we are reasonably assured about a pattern of collections, we will continue to record revenues from third party payors of ResponseDx on a cash basis.

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

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  - (continued)

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using an accelerated method over the estimated useful lives of the assets. The Company has determined the estimated useful lives of its property and equipment, as follows:

Laboratory equipment	5 to 7 years
Furniture and Equipment	5 to 7 years
Leasehold Improvements	Shorter of the useful life or the lease term

Maintenance and repairs are charged to expense as incurred. The cost and accumulated depreciation of assets sold or otherwise disposed of are removed from the related accounts and the resulting gain or loss is reflected in the statements of operations. During the year ended December 31, 2008 and the six months ended June 30, 2009, the Company has accumulated costs related to database software development. The Company has not yet placed this database into service and accordingly has not depreciated these software development costs. The Company intends to place those software development costs into service during the third quarter of 2009. The Company plans to amortize those software development costs once they are placed in service during the third quarter of 2009 according to SOP 98-1 Accounting for the Costs of Computer Software Developed or Obtained for Internal Use and the amortization period will be three years using the straight line method.

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

We recognize a revenue from our ResponseDX tests invoiced to Medicare on an accrual basis and revenue invoiced to third-party payers, including private payors, on a cash basis. We have received our Medicare provider number which allows us to invoice and collect from Medicare. Our invoicing to Medicare is primarily based on amounts allowed by Medicare for the service provided as defined by Common Procedural Terminology (CPT) codes. We recognize revenue from third party and private payors currently on a cash basis until a collection history can be determined. Until we are reasonably assured about a pattern of collections we will continue to record revenues from third party payors of ResponseDx on a cash basis.

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

The Company adopted the Financial Accounting Standards Board's Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48") effective January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. At the date of adoption, and as of December 31, 2008 and June 30, 2009, the Company does not have a liability for unrecognized tax benefits.

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

 Stock-based compensation expense recognized under SFAS 123(R) was $327,578 and $188,418 for the three months ended June 30, 2008 and 2009, respectively, and $647,183 and $503,522 for the six months ended June 30, 2008 and 2009, respectively. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (“EITF 96-18”). Under EITF 96-18, stock option awards issued are measured at fair value using the Black-Scholes option-pricing model.

Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. Management has identified revenue, stock-based compensation, the assessment of the realizability of deferred income tax assets, and share-based compensation as areas where significant estimates and assumptions have been made in preparing the financial statements.

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

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  - (continued)

Comprehensive Income (Loss)

Comprehensive income (loss) encompasses the change in equity from transactions and other events and circumstances from non-owner sources and the Company’s net income (loss). The components of comprehensive loss and accumulated other comprehensive loss comprise net loss and foreign currency translation adjustments as of December 31, 2008 and June 30, 2009 and for the three and six months ended June 30, 2009 and 2008.

Fair Value of Financial Instruments

Cash and cash equivalents are stated at cost, which approximates fair market value.  Cash equivalents consist of money market accounts, with fair values estimated based on quoted market prices. For additional information see NOTE 15 Fair Value Measurements.

Reclassifications

Prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation. Reclassified amounts had no impact on the company’s net losses.

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  - (continued)

Concentration of Credit Risk and Clients and Limited Suppliers

Cash and cash equivalents consist of financial instruments that potentially subject the Company to concentrations of credit risk to the extent recorded on the balance sheets. The Company maintains cash in United States financial institutions within the insurance limits of the Federal Deposit Insurance Corporation as of June 30, 2009. In addition, the Company has invested its excess cash in money market instruments which are not insured under the Federal Deposit Insurance Corporation but are insured under the Securities Industry Protection Corporation. The Company had approximately $6,240,000 of cash in money market instruments and has not incurred any losses on these cash balances as of June 30, 2009.  At June 30, 2009, approximately $391,000 of cash was held outside of the United States and is uninsured.

Revenue sources that account for greater than 10 percent of revenue are provided below.

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2009		2008		2009
	Revenue	Percent of Total Revenue	Revenue	Percent of Total Revenue	Revenue	Percent of Total Revenue	Revenue	Percent of Total Revenue
Taiho Pharmaceutical	$332,600	18%	$410,325	22%	$918,725	24%	$809,700	24%
GlaxoSmithKline	$357,965	20%	$900	—%	$631,298	17%	$15,300	—%
GlaxoSmithKline Biologicals	$1,010,609	55%	$808,771	43%	$2,038,150	55%	$1,575,527	46%

Clients that account for greater than 10 percent of accounts receivable are provided below.

	As of December 31, 2008		As of June 30, 2009
			(Unaudited)
	Receivable Balance	Percent of Total Receivables	Receivable Balance	Percent of Total Receivables
Taiho Pharmaceutical	$388,275	18%	$285,400	36%
GlaxoSmithKline	$1,294,768	61%	$—	—%
Hitachi Chemical	$265,415	12%	$39,942	5%

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

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

  2. Summary of Significant Accounting Policies  - (continued)

Recent Accounting Pronouncement

In April 2009, the Company adopted the FASB issued Staff Position SFAS No. 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments. SFAS No. 107-1 and APB No. 28-1 amend FASB Statement No. 107, Disclosures about Fair Values of Financial Instruments, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. SFAS No. 107-1 and APB No. 28-1 also amend APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements.  SFAS No. 107-1 and APB No. 28-1 are effective for interim periods ending after June 30, 2009.  SFAS 107-1 was effective for interim reporting period ended June 30 2009 and the application of the provisions of SFAS 107-1 did not affect our results of operations or financial condition.

In May 2009, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 165, Subsequent Events. This statement establishes standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. See Note 16 for additional information. The adoption of SFAS No. 165 resulted in additional quarterly disclosures beginning in the second quarter of 2009.

In June 2009, the FASB issued FAS No. 166, Accounting for Transfers of Financial Assets. FAS 166 removes the concept of a qualifying special-purpose entity (QSPE) from FAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, and removes the exception from applying FIN 46(R). This statement also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This statement is effective for fiscal years beginning after November 15, 2009. As such, the Company plans to adopt FAS No. 166 effective January 1, 2010. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In June 2009, the FASB issued FAS No. 167, Amendments to FASB Interpretation No. 46(R). FAS 167, which amends FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, (FIN 46(R)), prescribes a qualitative model for identifying whether a company has a controlling financial interest in a variable interest entity (VIE) and eliminates the quantitative model prescribed by FIN 46(R). The new model identifies two primary characteristics of a controlling financial interest: (1) provides a company with the power to direct significant activities of the VIE, and (2) obligates a company to absorb losses of and/or provides rights to receive benefits from the VIE. FAS No. 167 requires a company to reassess on an ongoing basis whether it holds a controlling financial interest in a VIE. A company that holds a controlling financial interest is deemed to be the primary beneficiary of the VIE and is required to consolidate the VIE. This statement is effective for fiscal years beginning after November 15, 2009.  The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3. Property and Equipment

Property and equipment consists of the following:

	December 31, 2008	June 30, 2009
		(Unaudited)
Laboratory equipment	$2,198,036	$2,311,350
Furniture and equipment	451,908	485,643
Leasehold improvements	183,514	188,509
Software development	377,321	371,872
Total	3,210,779	3,357,374
Less: Accumulated depreciation and amortization	(1,795,937)	(2,012,752)
Total property and equipment, net	$1,414,842	$1,344,622

Depreciation expense for the three months ended June 30, 2008 and 2009 was $180,726 and $145,322, respectively and for the six months ended June 30, 2008 and 2009 was $339,197 and $220,615, respectively.

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

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

		June 30,
	December 31,	2009
	2008	(Unaudited)
Prepaid insurance	$146,084	$114,310
Prepaid maintenance contracts	98,513	115,537
Other	155,015	171,477
	$399,612	$401,324

5. Loss Per Share

The Company calculates net loss per share in accordance with SFAS No. 128, Earnings Per Share (“SFAS No. 128”). Under the provisions of SFAS No. 128, basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock and dilutive common stock equivalents then outstanding. Common stock equivalents consist of shares of common stock issuable upon the exercise of stock options and warrants.

The following table sets forth the computation for basic and diluted loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Numerator:
Net loss	$(2,171,750)	$(2,383,033)	$(3,896,719)	$(5,645,361)
Numerator for basic loss per share	(2,171,750)	(2,383,033)	(3,896,719)	$(5,645,361)
Denominator:
Denominator for basic and diluted loss per share — weighted-average common shares	10,239,276	12,239,276	10,239,276	11,576,293
Basic and diluted loss per share	$(0.21)	$(0.19)	$(0.38)	$(0.49)

Outstanding stock options and warrants to purchase 1,383,690 shares and 2,084,990 shares for the periods ended June 30, 2008 and 2009, respectively, were excluded from the calculation of diluted loss per share as their effect would have been antidilutive.

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6. Commitments and Contingencies

Operating Leases

The Company leases office and laboratory space under a noncancelable operating lease that expires on January 31, 2010. The lease contains two two-year options to extend the term of the lease and contains annual scheduled rate increases tied to the Consumer Price Index for the Los Angeles/Long Beach California metropolitan area. In March 2007, the Company entered into a noncancelable operating lease, which expired in March 2009, for office and laboratory space in Scotland. As a result of the reduction in workforce implemented by the Company on February 9, 2009, the Company extended its lease in Scotland for one additional month. For additional information see Note 13 UK Operations. The Company also leases space at 103 South Carroll Street, Suite 2b, Fredrick, Maryland 21701, for administrative purposes. This lease expires on August 31, 2009.  Rent expense was $152,417 and $102,690 for the three months ended June 30, 2008 and 2009, respectively and was $317,163 and $246,623 for the six months ended June 30, 2008 and 2009, respectively.

Future minimum lease payments by year and in the aggregate, under the Company’s noncancelable operating leases, consist of the following at June 30, 2009:

Year Ending December 31,
remainder of 2009	$186,619
2010	30,091
Total	$216,710

Agreements with Suppliers

The Company purchases certain lab supplies and reagents primarily from three suppliers. Purchases from these companies accounted for approximately 85% and 88% of the Company’s reagent purchases for the period ended June 30, 2008 and 2009, respectively.

Guarantees

       The Company enters into indemnification provisions under its agreements with other counterparties in its ordinary course of business, typically with business partners, clients and landlords. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities. These indemnification provisions generally survive termination of the underlying agreement. The Company reviews its exposure under these agreements no less than annually, or more frequently when events indicate. The Company believes the estimated fair value of these agreements is minimal as historically, no payments have been made by the Company under these indemnification obligations. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2009.

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

In consideration for this license, the Company agreed to pay to USC royalties based on a percentage of the revenues generated by the use of RGI-1 and related technology.  Royalty expense relating to this agreement amounted to $16,967 and $59,434 for the three months ended June 30, 2008 and 2009, respectively, and $40,850 and $77,008 for the six months ended June 30, 2008, and 2009, respectively.  Such expense is included in cost of revenue in the accompanying statements of operations.

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7. License and Collaborative Agreements  - (continued)

License Agreement with Roche Molecular Systems (“Roche”)

In July 2001, the Company entered into a diagnostic services agreement with Roche to provide the Company with access to Roche’s patented PCR technology. In November 2004, this agreement was replaced by a non-exclusive license to use Roche’s PCR, homogenous PCR, and reverse transcription PCR processes. In consideration for these rights, the Company is obligated to pay royalties to Roche, based on a percentage of net sales of products or services that make use of the PCR technology.  Royalty expense relating to this agreement amounted to $71,446 and $135,467 for the quarter ended June 30, 2008 and 2009, respectively, and $158,836 and $200,460 for the six months ended June 30, 2008, and 2009, respectively.  Such expense is included in cost of revenue in the accompanying statements of operations.

In November 2004, the Company entered into an agreement with Roche, pursuant to which the Company is collaborating with Roche to produce commercially viable assays used in the validation of genetic markers for pharmaceutical companies. Specifically, the Company has licensed the rights to Roche to use the pre-diagnostic assays the Company develops in the course of using its RNA-extraction technologies to provide testing services to pharmaceutical companies and to produce diagnostic kits that then can be sold commercially to those pharmaceutical companies. Roche is required to pay the Company royalties of a certain percentage of net sales of such diagnostic kits sold to pharmaceutical companies. Through June 30, 2009, Roche has not been required to pay any royalties to the Company pursuant to this agreement.

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

Taiho is obligated to purchase a minimum amount of testing services from the Company each calendar quarter. Revenue recognized under this agreement was $332,600 and $410,325 for the quarter ended June 30, 2008 and 2009, respectively, and $918,725 and $809,700 for the six months ended June 30, 2008, and 2009, respectively.

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7. License and Collaborative Agreements  - (continued)

Services Agreement with SmithKline Beecham Corporation (d.b.a. GlaxoSmithKline or “GSK”)

In January 2006, the Company entered into an agreement with GSK pursuant to which the Company provides services in connection with profiling the expression of various genes from a range of human cancers. Under the agreement, the Company will provide GSK with testing services as described in individual protocols and GSK will pay the Company for such services based on the pricing schedule established for each particular protocol. GSK is obligated to make minimum annual payments to the Company under the agreement and also was obligated to make a non-refundable upfront payment to the Company, to be credited against work undertaken pursuant to the agreement. In January 2006, the Company received an upfront payment of $2,000,000. The contract also provides for minimum annual assay testing requirements over a three year period ending January 2009. The minimum amount of revenue to be recognized during the term, which expired in January 2009, was $6,500,000. The timing of the recognition of these amounts is dependent upon when GSK submits the specimens for testing. The Company recognized $357,965 and $960 of revenue under this agreement during the quarter ended June 30, 2008 and 2009, respectively, and $631,298 and $15,300 for the six months ended June 30, 2008, and 2009, respectively.

In December 2008, we amended and restated our master service agreement with GSK. Pursuant to the amendment, the term of the GSK Agreement has been extended for a two-year period, with the option for the parties to extend the GSK Agreement for additional one-year periods, upon their mutual written agreement. In addition, we will become a preferred provider to GSK and its affiliates of genetic testing services on a fee-for-service basis and, in anticipation of the services to be provided, GSK agreed to make a non-refundable upfront payment by December 31, 2008 of approximately $1,300,000 which was received on January 5, 2009 and included as part of deferred revenue as of December 31, 2008 and June 30, 2009

Master Laboratory Test Services Agreement with GlaxoSmithKline Biologicals (“GSK Bio”)

In December 2006, the Company entered into an agreement with GSK Bio pursuant to which it will provide testing services, principally in relation to profiling the expression of various genes from a range of human cancers. The Company will conduct the testing services on tissue specimens provided by GSK Bio. The agreement required that GSK Bio make an upfront payment of $2,620,000, which was received by the Company in December 2006. The agreement further specifies that GSK Bio will pay annual minimum payments in 2007, 2008 and 2009 and that the upfront payment made in December 2006 will be credited against the annual minimum payments in 2007 and 2008. The agreement also provides that any differences between the annual minimum payments made in 2007, 2008 or 2009 and the amounts due to the Company for testing services performed on specimens submitted by GSK Bio during the three years ending December 31, 2009 be credited towards services performed during the year ending December 31, 2010, the final year of the agreement. The minimum amount of revenue to be recognized during the term of this contract, which will expire in December 2010, is approximately $7,300,000. In December 2007 the Company amended its agreement with GSK Bio whereby GSK Bio would make the remaining minimum payments under the agreement in one lump sum. This payment of approximately$2,620,000 was received in January 2008. The timing of the recognition of these amounts is dependent upon when GSK submits the specimens for testing. The Company recognized $1,010,609 and $1,001,571 of revenue under this agreement during the quarters ended June 30, 2008 and 2009, respectively, and $2,038,150 and $1,768,327 for the six months ended June 30, 2008, and 2009, respectively.

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

This agreement has an initial term of five years, with an automatic renewal for an additional three-year term unless either party gives 90 days notice in advance of the renewal date of its intent not to renew. Pursuant to the agreement, SBC will receive a percentage of the gross margin, as defined in the agreement, collected from the Company’s clients in China as compensation for its testing services performed. For the three and six months ended June 30, 2008 and 2009, respectively no testing services were performed.

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

This Agreement has an initial term expiring on March 31, 2010, with an automatic renewal for one year at the end of the original period under the same terms and conditions. Pursuant to the agreement, Hitachi will receive a percentage of the revenue, as provided in the agreement, collected from the Company's clients in the Territory, for its testing services performed which totaled $362,290 and $691,158 of expense for the second quarter and six months ended June 30, 2009, respectively.  There were no testing services performed under this agreement for the six months ended June 30, 2008.

Hitachi is responsible for expenses related to the cost of laboratory equipment and modification to the laboratory facilities, as well as the cost of reagents. The Company has provided to Hitachi required laboratory equipment which Hitachi has agreed to pay the Company and is included as part of accounts receivable totaling $248,799 at December 31, 2008.  This amount was paid during April 2009.

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8. Stock Option Plan

In March 2000, the Company adopted a Stock Option Plan (the “2000 Plan”) as approved by its board of directors. Under the 2000 Plan, the Company may grant options to acquire up to 1,600,000 shares of common stock. In connection with the adoption of the 2006 Employee, Director and Consultant Stock Plan, as further discussed below, the Company will grant no additional options under its 2000 Plan under which options to purchase 190,000 shares remained outstanding as of June 30, 2009 Although no more options may be granted under the 2000 Plan, the terms of the 2000 Plan continue to apply to all outstanding options. The Company also granted options to purchase 16,000 shares of common stock to two consultants which were granted under separate agreements outside of the 2000 Plan.

On October 26, 2006, the Board of Directors of the Company approved, and on May 1, 2007, reapproved, the adoption of the 2006 Employee, Director and Consultant Stock Plan (the “2006 Stock Plan”). The stockholders approved the 2006 Stock Plan on June 1, 2007. Under this plan, the Company may grant up to a maximum of 2,160,000 options to purchase the Company’s common stock. As of June 30, 2009, there were 381,010 options available to grant under the 2006 Stock Plan.

Employee options vest according to the terms of the specific grant and expire 10 years from the date of grant. Non-employee option grants to date vest typically over a 2 to 3 year period. The Company had 1,984,990 options outstanding at a weighted average exercise price of $5.14 at June 30, 2009. There were 957,875 nonvested stock options with a weighted average grant date fair value of $3.52 outstanding at June 30, 2009.

The Company estimated share-based compensation expense for the six months ended June 30, 2009 and 2008 using the Black-Scholes model with the following weighted average assumptions:

	Six Months Ended June 30, 2008	Six Months Ended June 31, 2009
Risk free interest rate	4.09 – 5.03%	3.01%
Expected dividend yield	—	-
Expected volatility	77.4%	67.0%
Expected term (in years)	7	6
Forfeiture rate	5%	5%

The following table summarizes the stock option activity for the six months ended June 30, 2009:

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Life (Years)	Average Intrinsic Value
Outstanding, December 31, 2008	1,586,490	$6.24
Granted (Unaudited)	477,000	$1.35
Exercised (Unaudited)	—	$—
Forfeited (Unaudited)	(78,500)	$4.54
Outstanding, June 30, 2009 (Unaudited)	1,984,990	$5.14	8.03	$—
Exercisable, June 30, 2009 (Unaudited)	1,027,115	$6.64	7.02	$—

 The weighted-average grant-date fair value of options granted during three and six months ended June 30, 2008 and 2009 was $2.27 and $0.84, respectively.  There were no options exercised during three and six months ended June 30, 2008 and 2009.

As of June 30, 2009, there was $2.2 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted-average period of 2.56 years.

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8. Stock Option Plan  - (continued)

Information about stock-based compensation included in the results of operations for the three and six months ended June 30, 2008 and 2009 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30
	2008	2009	2008	2009
Cost of revenue	$73,395	$63,119	$145,295	$127,689
General and administrative	226,316	104,263	437,690	333,300
Research and development	27,867	21,040	64,198	42,563
Totals	$327,578	$188,421	$647,183	$503,552

9 .. Common Stock Warrants

The Company issues warrants to purchase common shares of the Company either as compensation for services, or as additional incentive for investors who may purchase common stock. The value of warrants issued for compensation is accounted for as a non-cash expense to the Company at the fair value of the warrants issued.

In June, 2007, in conjunction with the initial public offering, the Company issued 100,000 warrants to purchase 100,000 shares of its common stock at an exercise price of $7.70, for proceeds of $100, to the underwriters as part of the initial public offering.

There were no warrants granted during the three months and six ended June 30, 2008 and 2009.

The following table summarizes all common stock warrant activity during the three months ended June 30, 2009:

	Number of Shares	Weighted Average Price	Remaining Contractual Life (years)
Outstanding, December 31, 2008	100,000	$7.70	—
Granted (Unaudited)	—	—	—
Exercised (Unaudited)	—	—	—
Cancelled (Unaudited)	—	—	—
Outstanding, June 30, 2009 (Unaudited)	100,000	$7.70	3.00
Exercisable, June 30, 2009 (Unaudited)	100,000	$7.70	3.00

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

 10. Income Taxes

Deferred income taxes result from temporary differences between income tax and financial reporting computed at the effective income tax rate. The Company has established a valuation allowance against its net deferred tax assets due to the uncertainty surrounding the realization of such assets. Management periodically evaluates the recoverability of the deferred tax assets. At such time it is determined that it is more likely than not that deferred tax assets are realizable, the valuation allowance will be reduced.

We file U.S. federal, U.S. state, and foreign tax returns. Our major tax jurisdictions are U.S. federal and the State of California and are subject to tax examinations for the years 2001 through 2008.

11. Segment Information

The Company operates in a single reporting segment, with operating facilities in the United States and the United Kingdom.  Our United Kingdom facility ceased operations on April 30, 2009.

The following enterprise wide disclosure was prepared on a basis consistent with the preparation of the financial statements. The following tables contain certain financial information by geographic area:

Revenue:	Three Months Ended June 30,		Six Months Ended June 30
	2008	2009	2008	2009
United States	$480,235	$679,143	$769,504	$1,050,238
Europe	1,010,608	808,771	2,038,150	1,575,527
Japan	332,600	410,325	918,725	809,700
Totals	$1,823,443	$1,898,239	$3,726,379	$3,435,465

Long-lived assets:	December 31, 2008	June 30, 2009 (Unaudited)
United States	$3,210,779	$3,357,374
	$3,210,758	$3,357,374

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

12. Net ResponseDX Revenue

Net ResponseDX revenue for the three and six months ended June 30, 2009 was comprised of the following:

	Three	Six
	Months	Months
	Ended	Ended
	June 30,2009	June 30,2009
Gross patient service revenue	$1,487,455	$2,269,310

Contractual allowances	(1,041,221)	(1,560,223)

Net patient service revenue	$446,234	$709,087

There were no net ResponseDX revenues recorded during the three or six months ended June 30, 2008.

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

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

13.  U.K. Operations

On February 9, 2009, management implemented a reduction of workforce (“Reduction of Workforce”) pursuant to which the Company has closed its United Kingdom testing facility to consolidate services at its CLIA-certified laboratory facilities in Los Angeles.  In connection with the Reduction of Workforce, the Company incurred expenses associated with redundancy costs of approximately $202,000, of which $124,000 were paid through June 30, 2009.  The unpaid balance at June 30, 2009 amounted to $78,000. These costs are included in the Company’s statement of operations for the six months ended June 30, 2009. Additionally, management performed a recoverability test of the long-lived assets located at the United Kingdom testing facility in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Based on the recoverability analysis performed, the Company recorded a non-cash charge for the impairment of long-lived assets of $0.9 million as of December 31, 2008 to write down the carrying value of the long-lived assets to their estimated fair value of $0. The fair value was estimated based upon offers received from third parties to purchase the long-lived assets.  Our lease for our United Kingdom testing facility expired on March 31, 2009. We extended the lease, pursuant to its terms, for an additional month, in order to facilitate the winding down of our operations in the United Kingdom. The Reduction of Workforce was substantially completed on March 31, 2009. We undertook the Reduction of Workforce as part of a strategic plan to increase operational efficiency in conjunction with the consolidation of our services at our Los Angeles facilities and it will not affect our genetic testing services or current partnership agreements.

14. Private Placement

On February 27, 2009, the Company entered into a Purchase Agreement with certain affiliates of Special Situations Funds for the private placement of 2,000,000 newly-issued shares of the Company's common stock at a per share price of $1.00. The closing of the sale of the Shares occurred on March 2, 2009.  The aggregate offering price of the shares was $2 million and the Company received the funds on March 2, 2009.

In connection with the Private Placement, we also entered into a Registration Rights Agreement, dated February 27, 2009, with the Purchasers (the "Registration Rights Agreement") pursuant to which the Company filed a registration statement with the Securities and Exchange Commission ("SEC") to register the 2,000,000 shares for resale, which registration statement became effective on June 30, 2009.

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

 15. Fair Value Measurements

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
As of June 30, 2009, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis, including its cash and cash equivalents. The fair value of these assets and liabilities was determined using the following inputs in accordance with SFAS 157 at June 30, 2009:
	Fair Value Measurement as of June 30, 2009
	Total	Level 1	Level 2	Level 3
Description	$	$	$	$
Money market accounts (1)	6,240,227	6,240,277	-	-

(1)           Included in cash and cash equivalents on the accompanying consolidated balance sheet.

16. Subsequent Event

On July 22, 2009, the Company entered into a  Purchase Agreement with certain funds managed by Lansdowne Partners Limited Partnership  for the private placement of 3,057,907 newly-issued shares of the Company's common stock at a per share price of $1.30. The closing of the sale of the shares occurred on July 22, 2009.  The aggregate offering price of the shares was approximately $4 million.  In connection with the acquisition of the shares, the Purchasers were granted certain preemptive rights permitting them to maintain their percentage ownership interests in connection with future issuances of the Company’s capital stock, subject to various exceptions and limitations. The funds were received by the Company on July 23, 2009.

In connection with the Private Placement, the Company also entered into a Registration Rights Agreement, dated July 22, 2009, with the Purchasers (the “Registration Rights Agreement”) pursuant to which it has agreed to file, within 90 days of the closing of the Private Placement, a registration statement with the SEC to register the shares for resale, which registration statement is required to become effective within 120 days following the closing.  The Company also granted certain "piggyback" registration rights to the Purchasers which are triggered if the Company proposes to file a registration statement for its own account or the account of one or more shareholders until the earlier of the sale of all of the shares or the shares become eligible for sale under Rule 144(b)(1) without restriction.

The Company has performed an evaluation of subsequent events through August 21, 2009, the date the Company issued these financial statements.

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

17.   Correction of errors

In the course of preparing the financial statements for the second quarter ended June 30, 2009, management identified certain prior period errors.  The errors related to an overstatement of net revenues in the amount $192,800, an overstatement of stock option expense in the amount of $117,754, and an understatement of depreciation expense of $62,521.  In accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 99, Materiality and SAB No. 108 Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, management evaluated the materiality of the errors from qualitative and quantitative perspectives and concluded that the errors were not material to any prior periods.  The correction of the errors in the current period is material to the second quarter financial statements but is not anticipated to be material to the full fiscal year or the trend of financial results.  Accordingly, management has corrected the errors in the current period.  The impact of the adjustments to correct the errors to the specific line items of the financial statements for the three and six months ended June 30, 2009 was as follows:

Increase
(Decrease)
Statement of operations:
Net revenue	$(192,800)
General & Administrative expenses	(55,233)
Operating loss	(137,567)
Net loss	(137,567)
Net loss per share – basic and diluted	(0.01)

Balance Sheet:
Property and equipment, net	$(62,521)
Total assets	(62,521)
Deferred revenue	192,800
Total liabilities	192,800
Additional paid-in capital	117,754
Accumulated deficit	(117,754)

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

The following discussion of our financial condition and results of operation should be read in conjunction with our unaudited financial statements and related notes to the financial statements included elsewhere in this Quarterly Report on Form 10-Q as of June 30, 2009 and our audited financial statements for the year ended December 31, 2008 included in our Annual Report on Form 10-K previously filed with the SEC. This discussion contains forward-looking statements that relate to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward looking statements.

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

ResponseDX™

The outcome of cancer chemotherapy is highly variable due to genetic differences among patients. Some patients respond well with tumor shrinkage and increase in life span. Other patients do not obtain benefit from the same therapy but may still experience toxic side effects as well as delay in effective treatment and psychological trauma. At present most chemotherapy regimens are administered without any pre-selection of patients on the basis of their particular genetics. However recent development of very sensitive molecular technologies has enabled researchers to identify and measure genetic and biochemical factors in patients’ tissues that can predict the probability of success or failure of many currently used anti-cancer agents. In order to increase the chances of a better chemotherapy outcome for cancer patients, we are developing genetic tests that will measure predictive factors for tumor response in tumor tissue samples. We have begun offering tests for non-small cell lung cancer (NSCLC) (ResponseDX: Lung™ ) and colorectal cancer (CRC) (ResponseDX: Colon™ ) patients’ tumor tissue through our laboratory located in Los Angeles, California, which is certified under the Clinical Laboratory Improvement Amendments of 1988 (CLIA), and we anticipate offering additional tests for esophageal, ovarian, gastric and pancreatic cancer in the future. These tests are proprietary based tests which serve to help oncologists make optional therapeutic decisions for cancer patients. The results from our tests can help oncologists choose among chemotherapy regimens to treat their cancer patients. On September 29, 2008, we announced an exclusive agreement with NeoGenomics Laboratories (OTCBB: NGNM) whereby NeoGenomics will offer our proprietary ResponseDx: Colon and ResponseDx: Lung tests nationwide. Under the terms of the agreement NeoGenomics will be the national exclusive clinical reference laboratory authorized to offer our proprietary tests through NeoGenomics national sales force and our newly formed sales team. Currently, our newly formed sales team has been expanded to 10 sales people located in the West Coast, Midwest, and East Coast areas of the United States. To further assist physicians in improving outcomes and reducing risk for the more than 200,000 Americans diagnosed with lung cancer and 160,000 diagnosed with colon cancer each year, we have expanded our ResponseDX: Lung™ genetic test panel to include analyses for epidermal growth factor receptor (EGFR) mutation, a determinant of sensitivity to tyrosine kinase inhibitors (TKI), and thymidylate synthase (TS), a gene associated with sensitivity to pemetrexed. These drugs are currently used to treat non-small cell lung cancer (NSCLC). Our ResponseDX: Colon™ genetic test panel was expanded to include EGFR gene expression, an additional test for sensitivity to the widely used chemotherapy combination irinotecan, fluorouracil and folinic acid (FOLFIRI).  Analysis of a BRAF mutation, the presence of which is associated with a lack of response to anti-EGFR therapy, and vascular endothelial growth factor receptor-2 (VEGFR-2) gene expression, a gene associated with clinical outcome to FOLFOX/BV therapy in metastatic colorectal cancer patients were also added.  The expansion of our lung panel test could approximately double our reimbursement rate.

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

Research and development expenses represented 11.0% and 17.3 % of our total operating expenses for the quarters ended June 30, 2009 and June 30, 2008, respectively. Major components in research and development expenses for the quarter ended June 30, 2009 included supplies and reagents for our research activities, personnel costs, occupancy costs, equipment warranties and service, patent fees,  and sample procurement costs.

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

License Fees

We have licensed technology for the extraction of RNA and DNA from FFPE tumor specimens from USC in exchange for royalty fees on revenue generated by use of this technology. These royalties are calculated as a fixed percentage of revenue that we generate from use of the technology licensed from USC. Total license fees due under the royalty agreement to USC were $77,008 and $40,850 for the six months ended June 30, 2009 and June 30, 2008, respectively. We also maintain a non-exclusive license to use Roche’s polymerase chain reaction (PCR), homogenous PCR, and reverse transcription PCR processes. We pay Roche a fixed percentage royalty fee for revenue that we generate through use of certain applications of this technology. Royalties accrued under this agreement totaled $200,460 and $158,836 for the six months ended June 30, 2009 and June 30, 2008, respectively.

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

We bill Medicare and third-party payors for ResponseDX upon completion of the required testing services. As such, we take assignment of benefits and the risk of collection with Medicare and third-party payors. As we continue to generate revenues from ResponseDX, we will monitor the collection history from third party payors. Until we are reasonably assured about a pattern of collections, we will continue to record revenues from third party payors of ResponseDX on a cash basis.

While we have not had  credit losses in the past, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Measurement of such losses requires consideration of historical loss experience, including the need to adjust for current conditions, and judgments about the probable effects of relevant observable data, including present economic conditions such as delinquency rates and financial health of specific customers. We consider all available information in our assessments of the adequacy of the reserves for uncollectible accounts.

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

Results of Operations

     Correction of Errors

      In the course of preparing the financial statements for the second quarter ended June 30, 2009, management identified certain prior period errors.  Management evaluated the errors and concluded that the errors were not material to any prior periods.  The errors related to an overstatement of net revenues in the amount $192,800, an overstatement of stock option expense in the amount of $117,754, and an understatement of depreciation expense of $62,521.  In accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 99, Materiality and SAB No. 108 Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, management evaluated the materiality of the errors from qualitative and quantitative perspectives and concluded that the errors were not material in the prior periods.  The correction of the errors in the current period is material to the second quarter financial statements but is not anticipated to be material to the full fiscal year or the trend of financial results.  Accordingly, management has corrected the errors in the current period.

Quarters Ended June 30, 2009 and June 30, 2008

Revenues.   Revenues were $1,898,239 for the quarter ended June 30, 2009, as compared to $1,823,443 for the comparable period in 2008, an increase of $74,796, or 4.1%. This increase was generated primarily through growth in the number of Response DX assays processed by our laboratory. No revenue from ResponseDx was recorded in the quarter ended June 30, 2008.    Revenues from ResponseDX were $446,234 for the quarter ended June 30, 2009.  The decrease in revenue related to our pharmaceutical clients amounted to $371,438 in the second quarter of 2009 as compared to the second quarter of 2008. The decrease in our pharmaceutical client revenue was generated primarily due to a delay in receipt of samples to be tested from our pharmaceutical clients which we expect to receive later in 2009 and 2010.For the quarter ended June 30, 2009, two of our clients, GSK and Taiho, accounted for approximately 64% of our revenue, as compared to approximately 95% of our revenue for the quarter ended June 30, 2008.

Cost of Revenues.   Cost of revenues for the quarter ended June 30, 2009 were $1,278,546 as compared to $905,134 for the quarter ended June 30, 2008, an increase of $373,412 or 41.3%. This increase is primarily related to an increase of $362,290 in processing costs associated with our sample processing relationship with Hitachi in Japan which did not exist in 2008, offset by a reduction of $27,617 in costs associated with our fluorescent in situ hybridization assays.

Research and Development Expenses.   Research and development expenses were $433,107 for the quarter ended June 30, 2009, as compared to $705,159 for the same period in 2008, a decrease of $272,052 or 38.6%. This decrease resulted primarily from a decrease in personnel costs of $95,650, a decrease in business consulting expenses of $97,661, and a decrease in patent related legal fees of $113,754. We expect research and development expenses to increase as we continue work to develop additional aspects of our technology and to study diagnostic indicators for various forms of cancer.

General and Administrative Expenses.   General and administrative expenses totaled $1,398,346 for the quarter ended June 30, 2009, as compared to $1,867,010 for the comparable period in 2008, a decrease of $468,664 or 25.1%. This decrease resulted primarily from a reduction of $153,271 in staff salary and benefits expenses, a decrease in stock option expense of $122,053, a reduction of $66,825 in legal and accounting fees, and a reduction of $131,005 in business consulting expenses.  These costs were partially offset by an increase of $69,166 related to changes in the estimated useful lives of certain property and equipment. We expect general and administrative expenses to increase as a result of the need to hire additional administrative personnel due to higher legal, accounting, compliance and related expenses associated with being a public company and to support the growth of ResponseDX.

Sales and Marketing Expenses: Historically, the Company has included sales and marketing expenses in the general and administrative expense category.  With the hiring of a sales force to bring our ResponseDX assay to market the Company has commenced with the quarter ended March 31, 2009 to report expenses associated with our sales and marketing efforts separately.  For the quarter ended June 30, 2009 our sales and marketing expenses totaled $1,031,538.  These expenses primarily comprised of $451,536 in personnel costs, $203,672 in royalties and license fees, $95,767 for business meetings and travel related, and $206,168 in marketing costs such as press releases, promotional event costs and marketing materials.  We expect that sales and marketing costs will continue to increase as we expand our sales and marketing activities in order to gain clinical acceptance of our ResponseDX assays.

U.K. Operating Costs and U.K. Impairment of Property and Equipment:   In December, 2008, we made the decision to increase the operational efficiency of the Company by consolidating our UK operations with our US operations.  Based on this decision we implemented a reduction of workforce pursuant to which we have closed our UK testing facility and consolidated testing services in our laboratory facilities located in Los Angeles.  As a result of the implementation of the reduction of workforce management performed a recoverability test of the long-lived assets located at the United Kingdom testing facility. Based on the recoverability analysis performed, the Company recorded a non-cash charge for the impairment of long-lived assets of approximately $0.9 million as of December 31, 2008 to write down the carrying value of the long-lived assets to their estimated fair value of $0. The fair value was estimated based upon offers received from third parties to purchase the long-lived assets.  The operating costs related to our UK lab, which were previously included in general and administrative expenses, were $136,784 for the quarter ended June 30, 2009 compared to $588,873 for the same period in 2008. Additionally, in connection with the reduction of workforce we incurred expenses related to redundancy costs of $5,735 in the quarter ended June 30, 2009.

Interest Income:   Interest income was $5,196 for the quarter ended June 30, 2009, compared with $90,124 for the same period in 2008. This $84,928 decrease was due to lower average cash and cash equivalent balances and lower rates of return during the period ending June 30, 2009.

Six Months Ended June 30, 2009 and June 30, 2008

Revenues:  Revenues were $3,435,465 for the six month ended June 30, 2009, as compared to $3,726,379 for the comparable period in 2008, a decrease of $290,914, or 7.8%. The decrease in our pharmaceutical client revenue was generated primarily due to a delay in receipt of samples to be tested from our pharmaceutical clients which we expect to receive later in 2009 and 2010.   The decrease in revenue related to our pharmaceutical clients amounted to $1,000,002 for the six month period ending June 30, 2009 as compared to the same period in 2008.
This decrease was partially offset by $709,088 in net revenue associated with our new ResponseDX assays processed by our laboratory. No revenue from ResponseDx was recorded in the six months ended June 30, 2008.

Cost of Revenues:   Cost of revenues for the six month period ended June 30, 2009 were $2,470,743 as compared to $1,824,099 for the same period ended June 30, 2008, an increase of $646,644 or 35.5%. This increase is primarily related to an increase of $691,158 associated with our sample processing relationship with Hitachi in Japan which did not exist in 2008.  This increase was partially offset by $27,617 decrease in costs associated with in situ fluorescence hybridization..

Research and Development Expenses.   Research and development expenses were $1,007,527 for the six month period ended June 30, 2009, as compared to $1,308,544 for the same period in 2008, a decrease of $301,017 or 23%. This decrease resulted primarily from a decrease in personnel costs of $133,090, a decrease in laboratory supply costs and microarray supplies of $59,716, and a decrease of $115,239 in business consulting expenses.  We expect research and development expenses to increase as we continue work to develop additional aspects of our technology and to study diagnostic indicators for various forms of cancer.

General and Administrative Expenses.   General and administrative expenses totaled $3,147,957 for the six month period ended June 30, 2009, as compared to $3,495,916 for the comparable period in 2008, a decrease of $347,959 or 10.0%. This decrease resulted primarily from a decrease in salary and benefits costs of $151,491, a decrease in stock option expense of $104,390, a reduction of $128,795 in legal and accounting fees.  These costs were partially offset by an increase of $69,166 in related to changes in the estimated useful lives of certain property and equipment. We expect general and administrative expenses to increase as a result of the need to hire additional administrative personnel and due to higher legal, accounting, compliance and related expenses associated with being a public company and to support the growth of ResponseDX.

Sales and Marketing Expenses: Historically, the Company has included sales and marketing expenses in the general and administrative expense category.  With the hiring of a sales force to bring our ResponseDX assay to market the Company has commenced with the quarter ended March 31, 2009 to report expenses associated with our sales and marketing efforts separately.  For the six month period ended June 30, 2009 our sales and marketing expenses totaled $1,824,162.  These expenses were primarily comprised of $900,786 in personnel costs, $186,790 for business meetings and travel related, $343,082 in marketing costs such as press releases, promotional event costs and marketing materials, and $266,057 in royalty and license fees.  We expect that sales and marketing costs will continue to increase as we expand our sales and marketing activities in order to gain clinical acceptance of our ResponseDX assays.

U.K. Operating Costs and U.K. Impairment of Property and Equipment.   In December, 2008, we made the decision to increase the operational efficiency of the Company by consolidating our UK operations with our US operations.  Based on this decision we implemented a reduction of workforce pursuant to which we have closed our UK testing facility and consolidated testing services in our laboratory facilities located in Los Angeles.  As a result of the implementation of the reduction of workforce management performed a recoverability test of the long-lived assets located at the United Kingdom testing facility. Based on the recoverability analysis performed, the Company recorded a non-cash charge for the impairment of long-lived assets of $0.9 million as of December 31, 2008 to write down the carrying value of the long-lived assets to their estimated fair value of $0. The fair value was estimated based upon offers received from third parties to purchase the long-lived assets.  The operating costs related to our UK lab, which were previously included in general and administrative expenses, were $444,265 for the six month ended June 30, 2009 compared to $1,233,440 for the same period in 2008 Additionally, in connection with the reduction of workforce we incurred expenses related to redundancy costs of $202,234 through the six month period ended June 30, 2009.

Interest Income.   Interest income was $21,901for the six month period ended June 30, 2009, compared with $243,296 for the same period in 2008. This $221,395 decrease was due to lower average cash balances and lower rates of return during the period ending June 30, 2009.

Income Taxes.   As of June 30, 2009 and 2008, a full valuation allowance has been recorded for the deferred tax assets since we do not believe the recoverability of the deferred income tax assets in the near future is more likely than not.

Liquidity and Capital Resources

We incurred net losses of $2,383,033 and $ 2,171,750 during the quarter ended June 30, 2009 and the quarter ended June 30, 2008, respectively. Since our inception in September 1999, we have incurred cumulative losses and as of June 30, 2009, we had an accumulated deficit of $35,451,090. We have not yet achieved profitability and anticipate that we will likely incur additional losses.  We cannot provide assurance as to when will achieve profitability. We expect that our cash and cash equivalents will be used to fund  our selling and marketing activities primarily related to our ResponseDX tests, research and development, and general  corporate purposes. As a result, we will need to generate significant revenues to achieve profitability.  Until we can generate and maintain sufficient revenues to finance our cash requirements, which we may never do, we expect to finance additional cash needs primarily through public or private equity offerings, strategic collaborations, and other financing opportunities as they may arise.  We do not know whether additional funding will be available on acceptable terms, if at all.  If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate selling and marketing activities or research and development programs.

In addition, we expect to use our capital to fund research and development and to make capital expenditures to keep pace with the expansion of our research and development programs and to scale up our commercial operations. The amount and timing of actual expenditures may vary significantly depending upon a number of factors, such as the progress of our product development, regulatory requirements, commercialization efforts, and the amount of cash used by operations. We expect that we will continue to generate revenue through our pharmacogenomic testing services and through ResponseDX testing services business provided to pharmaceutical clients and to the users of our ResponseDX testing services which partially include oncologists, hospitals, and cancer care centers.  These revenues are not guaranteed and are not expected to substantially offset the costs associated with our expansion efforts.

Following is a summary of recent events and the expected impact these events may or have had on our liquidity and future realization of revenues.

Contract amendment

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

Private placements

On February 27, 2009, we entered into a Purchase Agreement with certain affiliates of Special Situations Funds for the private placement of 2,000,000 newly-issued shares of the Company's common stock at a per share price of $1.00. The closing of the sale of the Shares occurred on Monday, March 2, 2009 and we received the funds on the same date.

In connection with the Private Placement, we also entered into a Registration Rights Agreement, dated February 27, 2009, with the Purchasers (the "Registration Rights Agreement") pursuant to which the Company filed a registration statement with the Securities and Exchange Commission ("SEC") to register the 2,000,000 shares for resale, which registration statement became effective on June 30, 2009.

On July 22, 2009, we entered into a Purchase Agreement with certain funds of Lansdowne Partners Limited for the private placement of 3,057,907 newly-issued shares of the Company's common stock at a per share price of $1.30. The closing of the sale of the Shares occurred on July 23, 2009. The aggregate offering price of the shares was approximately $4 million.  In connection with the acquisition of the Shares, the Purchasers were granted certain preemptive rights permitting them to maintain their percentage ownership interests in connection with future issuances of the Company’s capital stock, subject to various exceptions and limitations. We received the funds on July 23, 2009.

In connection with the Private Placement, the Company also entered into a Registration Rights Agreement, dated July 22, 2009, with the Purchasers (the “Registration Rights Agreement”) pursuant to which it has agreed to file, within 90 days of the closing of the Private Placement, a registration statement with the SEC to register the shares for resale, which registration statement is required to become effective within 120 days following the closing.  The Company also granted certain "piggyback" registration rights to the Purchasers which are triggered if the Company proposes to file a registration statement for its own account or the account of one or more shareholders until the earlier of the sale of all of the Shares or the Shares become eligible for sale under Rule 144(b)(1) without restriction.

UK operations

On February 9, 2009, management implemented a reduction of workforce (“Reduction of Workforce”) pursuant to which the Company has closed its United Kingdom testing facility to consolidate services at its CLIA-certified laboratory facilities in Los Angeles.  In connection with the Reduction of Workforce, the Company incurred expenses associated with redundancy costs of approximately $202,000. These costs are included in the Company’s statement of operations for the six months ended June 30, 2009. Our lease for our United Kingdom testing facility expired on March 31, 2009. We extended the lease, pursuant to its terms, for an additional month, in order to facilitate the winding down of our operations in the United Kingdom. The Reduction of Workforce was substantially completed on March 31, 2009. We undertook the Reduction of Workforce as part of a strategic plan to increase operational efficiency in conjunction with the consolidation of our services at our Los Angeles facilities and it will not affect our genetic testing services or current partnership agreements.

Comparison of six months ended June 30, 2009 and 2008

As of June 30, 2009, we had $7,041,875 in cash and cash equivalents, working capital of $2,923,121 and an accumulated deficit of $35,451,090.

Cash flows provided by operating activities

During the six months ended June 30, 2009, the Company generated negative cash flows from operations of $4,385,114 compared to negative cash flows of $1,268,218 from operations in the six months ended June 30, 2008. The reasons for using more cash in operating activities was due mainly to the increase in net loss of $1,748,642, and in combination, a decrease in receivables, increases in accounts payable and accrued expenses, an increase in accrued payroll and related liabilities, and a decrease in deferred revenue.

The decrease in accounts receivable, of $1,329,114, related mainly to an amendment entered into the fourth quarter of 2008 to the contract with GSK. In this amendment GSK agreed to make a non-refundable upfront payment of approximately $1,300,000 which was received on January 5, 2009.  This payment may be credited against future work undertaken in the period beginning January 1, 2009 and ending on December 31, 2010.

The decrease in deferred revenue related to a decrease in advance billings to our customers, along with recognition of deferred revenue totaling $1,737,768.

The increase in accounts payable and accrued expenses primarily resulted from increased sales and marketing and business development activities related to the launch of ResponseDX.

The change in accrued payroll and related liabilities is primarily due to an increased number of employees at June 30, 2009.

Cash flows used in investing activities

Net cash used in investing activities was $150,395 for the quarter ended June 30, 2009 and $621,873 for the quarter ended June 30, 2008. This decrease was attributable to reduced need for capital equipment purchases in our laboratories.

Cash flows used in financing activities

Cash flows from financing activities for the six months ended June 30, 2009 provided net cash of $2,000,000 related to the sale of common stock.  There were no financing activities undertaken in the six months ended June 30, 2008.

 Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

In April 2009, the Company adopted the FASB issued Staff Position SFAS No. 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments. SFAS No. 107-1 and APB No. 28-1 amend FASB Statement No. 107, Disclosures about Fair Values of Financial Instruments, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. SFAS No. 107-1 and APB No. 28-1 also amend APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements.  SFAS No. 107-1 and APB No. 28-1 are effective for interim periods ending after June 30, 2009.  SFAS 107-1 was effective for interim reporting period ended June 15, 2009 and the application of the provisions of SFAS 107-1 did not affect our results of operations or financial condition.

In May 2009, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 165, Subsequent Events. This statement establishes standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. See Note 16 for additional information. The adoption of SFAS No. 165 resulted in additional quarterly disclosures beginning in the second quarter of 2009.

In June 2009, the FASB issued FAS No. 166, Accounting for Transfers of Financial Assets. FAS 166 removes the concept of a qualifying special-purpose entity (QSPE) from FAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, and removes the exception from applying FIN 46(R). This statement also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This statement is effective for fiscal years beginning after November 15, 2009. As such, the Company plans to adopt FAS No. 166 effective January 1, 2010. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In June 2009, the FASB issued FAS No. 167, Amendments to FASB Interpretation No. 46(R). FAS 167, which amends FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, (FIN 46(R)), prescribes a qualitative model for identifying whether a company has a controlling financial interest in a variable interest entity (VIE) and eliminates the quantitative model prescribed by FIN 46(R). The new model identifies two primary characteristics of a controlling financial interest: (1) provides a company with the power to direct significant activities of the VIE, and (2) obligates a company to absorb losses of and/or provides rights to receive benefits from the VIE. FAS No. 167 requires a company to reassess on an ongoing basis whether it holds a controlling financial interest in a VIE. A company that holds a controlling financial interest is deemed to be the primary beneficiary of the VIE and is required to consolidate the VIE. This statement is effective for fiscal years beginning after November 15, 2009.  The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

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

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

None.

ITEM 1A. Risk Factors

Not applicable as we are a smaller reporting company.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None for the period covered by this report.

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

RESPONSE GENETICS, INC.

DATE: August 21, 2009	By:	/s/ Kathleen Danenberg
Kathleen Danenberg
President and Chief Executive Officer (Principal Executive Officer)

DATE: August 21, 2009	By:	/s/ Thomas Stankovich
Thomas Stankovich
Chief Financial Officer (Principal Financial Officer)