Form 10-Q
period 2009-09-30
RESPONSE GENETICS INC
filed 2009-11-16
CIK 1124608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

On November 16, 2009, there were 15,297,183 shares of common stock, $.01 par value per share, issued and outstanding.

Response Genetics, Inc.

Form 10-Q
Table of Contents

		Page
		Number
Part I.	Financial Information

Item 1.	Financial Statements
	Unaudited Consolidated Balance Sheets — December 31, 2008 and September 30, 2009	1

	Unaudited Consolidated Statements of Operations and Comprehensive Loss — Three and nine months ended September 30, 2008 and 2009	2

	Unaudited Consolidated Statements of Cash Flow — Three and nine months ended September 30, 2008 and 2009	3

	Notes to Unaudited Consolidated Financial Statements	4 - 24

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	25

Item 3.	Qualitative and Quantitative Disclosures About Market Risk	36

Item 4T.	Controls and Procedures	36

Part II.	Other Information

Item 1.	Legal Proceedings	36

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 3.	Defaults Upon Senior Securities	37

Item 4.	Submission of Matters to a Vote of Security Holders	37

Item 5.	Other Information	37

Item 6.	Exhibits	37

Signatures		37
Exhibit Index
	EX-31.1
	EX-31.2
	EX-32

ii

RESPONSE GENETICS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2008	September 30, 2009
		(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$9,545,000	$9,299,183
Accounts receivable, net	2,119,496	1,704,362
Prepaid expenses and other current assets	399,612	434,273
Total current assets	12,064,108	11,437,818
Property and equipment, net	1,414,842	1,300,840
Other assets	69,103	69,102
Total assets	$13,548,053	$12,807,760
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$545,971	$871,153
Accrued expenses	513,868	531,259
Accrued royalties	526,712	555,641
Accrued payroll and related liabilities	154,185	373,093
Deferred revenue	2,580,498	2,123,590
Total current liabilities	4,321,234	4,454,736

Deferred revenue, net of current portion	2,355,948	2,277,709
Total liabilities	6,677,182	6,732,445
Commitments and contingencies (Note 6)
Stockholders’ equity
Common stock, $0.01 par value; 50,000,000 shares authorized; 10,239,276 and 15,297,183 shares issued and outstanding at December 31, 2008 and September 30, 2009, respectively	102,393	152,972
Additional paid-in capital	36,805,932	43,542,320
Accumulated deficit	(29,805,729)	(37,423,960)
Accumulated other comprehensive loss	(231,725)	(196,017)
Total stockholders’ equity	6,870,871	6,075,315
Total liabilities and stockholders’ equity	$13,548,053	$12,807,760

The accompanying notes are an integral part of these consolidated financial statements.

RESPONSE GENETICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Net revenue	$1,957,030	$2,259,523	$5,683,409	$5,694,988
Operating expenses:
Cost of revenue	1,025,383	1,175,615	2,849,482	3,646,358
Selling and marketing	-	934,946	-	2,759,108
General and administrative	2,101,864	1,305,247	5,580,186	4,453,204
UK operating expenses	688,794	21,645	1,939,828	465,910
UK redundancy costs	-	66,140	-	268,374
Research and development	410,469	726,696	1,719,013	1,734,223
Total operating expenses	4,226,510	4,230,289	12,088,509	13,327,177
Operating loss	(2,269,480)	(1,970,766)	(6,405,100)	(7,632,189)
Other income (expense):
Interest expense	(58)	(2,360)	(3,027)	(8,199)
Interest income	76,087	256	319,383	22,157
Other	(2,266)	-	(3,692)	-
Net loss	$(2,195,717)	$(1,972,870)	$(6,092,436)	$(7,618,231)
Unrealized gain on foreign currency translation	5,270	18,467	-	35,708
Total comprehensive loss	$(2,190,447)	$(1,954,403)	$(6,092,436)	$(7,582,523)
Net loss per share — basic and diluted	$(0.21)	$(0.14)	$(0.60)	$(0.60)
Weighted-average common shares — basic and diluted	10,239,276	14,599,182	10,239,276	12,594,995

The accompanying notes are an integral part of these consolidated financial statements.

RESPONSE GENETICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2008	2009
Cash flows from operating activities:
Net loss	$(6,092,436)	$(7,618,231)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	524,431	307,585
Share-based compensation	1,186,033	725,066
Loss (gain) on sale of property and equipment	1,427	(48,615)
Changes in operating assets and liabilities:
Accounts receivable	3,498,702	415,134
Prepaid expenses and other current assets	(34,451)	(28,405)
Other assets	(42,749)	-
Accounts payable	476,132	324,325
Accrued expenses	149,478	16,246
Accrued royalties	210,886	28,929
Accrued payroll and related liabilities	(276,373)	218,908
Deferred revenue	(3,584,115)	(535,147)
Net cash used in operating activities	(3,983,035)	(6,194,205)
Cash flows from investing activities:
Purchase of property and equipment	(683,213)	(193,583)
Proceeds from sale of property and equipment	-	48,615
Net cash used in investing activities	(683,213)	(144,968)
Cash flows from financing activities:
Proceeds from issuance of common stock	-	5,975,279
Capital contributions	-	86,622
Net cash used in investing activities	-	6,061,901
Effect of foreign exchange rates on cash and cash equivalents	(83,451)	31,455
Net decrease in cash and cash equivalents	(4,749,699)	(245,817)
Cash and cash equivalents:
Beginning of period	17,024,209	9,545,000
End of period	$12,274,510	$9,299,183
Cash paid during the period for:
Income taxes	$39,000	$-
Interest	$3,027	$8,199

The accompanying notes are an integral part of these consolidated financial statements.

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Organization, Operations and Basis of Accounting

Response Genetics, Inc. (the “Company”) was incorporated in the state of Delaware on September 23, 1999 as Bio Type, Inc. for the purpose of providing unique molecular profiling services of tumor tissue that has been formalin-fixed and embedded in paraffin wax. In August 2000, the Company changed its name to Response Genetics, Inc.  In November 2006, the Company established Response Genetics Ltd., a wholly owned subsidiary in Edinburgh, Scotland.  On February 9, 2009 we implemented a reduction of workforce (“reduction of workforce”) pursuant to which we have closed our subsidiary in Edinburgh. See Note 13“UK OPERATIONS”.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the fiscal year. The financial statements should be read in conjunction with the Company’s audited December 31, 2008 and 2007 consolidated financial statements and accompanying notes included in the Company’s Form 10-K previously filed with the SEC. In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168,  The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (the “Codification”). This standard replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB Accounting Standards Codification (“ASC”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The adoption of the Codification changed the Company’s references to GAAP accounting standards but did not impact the Company’s results of operations, financial position or liquidity.

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

Accounts Receivable

Clinical Accounts Receivable

The Company invoices its clients as specimens are processed and any other contractual obligations are met. The Company’s contracts with clients typically require payment within 45 days of the date of invoice. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its clients to make required payments. The Company specifically analyzes accounts receivable and historical bad debts, client credit, current economic trends and changes in client payment trends when evaluating the adequacy of the allowance for doubtful accounts. Account balances are charged-off against the allowance when it is probable the receivable will not be recovered. To date, the Company’s clients have primarily been large pharmaceutical companies. As a result, bad debts to date have been minimal. There were no allowances for doubtful accounts recorded at December 31, 2008 and September 30, 2009.

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

ResponseDX accounts receivable as of September 30, 2009, consisted of the following:

September 30, 2009
Gross ResponseDX Medicare receivable	$1,138,824

Less contractual allowances	(737,501)
Net ResponseDX Medicare accounts receivable	$401,323

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

Maintenance and repairs are charged to expense as incurred. The cost and accumulated depreciation of assets sold or otherwise disposed of are removed from the related accounts and the resulting gain or loss is reflected in the statements of operations. During the year ended December 31, 2008 and the nine months ended September 30, 2009, the Company has capitalized costs related to database software development. The Company has not yet placed this database into service and accordingly has not depreciated these software development costs. The Company intends to place those database software costs into service and amortize those costs beginning January 2010 in accordance with ASC 350.40, Internal-Use Software, (formerly SOP 98-1) and the amortization period will be three years using the straight line method.

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

We recognize revenue from our ResponseDX tests invoiced to Medicare on an accrual basis and revenue invoiced to third-party payers, including private payors, on a cash basis. We have received our Medicare provider number which allows us to invoice and collect from Medicare. Our invoicing to Medicare is primarily based on amounts allowed by Medicare for the service provided as defined by Common Procedural Terminology (CPT) codes. We recognize revenue from third party and private payors currently on a cash basis until a collection history can be determined. Until we are reasonably assured about a pattern of collections we will continue to record revenues from third party payors of ResponseDX on a cash basis.

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

ASC 740, Income Taxes, clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. At the date of adoption, and as of December 31, 2008 and September 30, 2009, the Company does not have a liability for unrecognized tax benefits.

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies - (continued)

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Stock Compensation (formerly SFAS 123(R), Share- Based Payment) , which requires the measurement and recognition of compensation expense for all share-based payment awards based on estimated fair values.

 Stock-based compensation expense recognized in accordance with ASC 718 was $538,850 and $221,514 for the three months ended September 30, 2008 and 2009, respectively, and $1,186,033 and $725,066 for the nine months ended September 30, 2008 and 2009, respectively. The Company accounts for equity instruments issued to non-employees in accordance with ASC 505, Equity, (formerly EITF 96-18). Under ASC 505, stock option awards issued are measured at fair value using the Black-Scholes option-pricing model.

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

Foreign Currency Translation

The financial position and results of operations of the Company’s foreign operations are determined using local currency as the functional currency. Assets and liabilities of these operations are translated at the exchange rate in effect at each period-end. Statement of operations amounts are translated at the average rate of exchange prevailing during the period. Translation adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive loss in stockholders’ equity. The Company accounts for deferred revenue related to a specific contract as a nonmonetary obligation using historical exchange rates.

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies - (continued)

Comprehensive Income (Loss)

Comprehensive income (loss) encompasses the change in equity from transactions and other events and circumstances from non-owner sources and the Company’s net income (loss). The components of comprehensive loss and accumulated other comprehensive loss comprise net loss and foreign currency translation adjustments as of December 31, 2008 and September 30, 2009 and for the three and nine months ended September 30, 2009 and 2008.

Fair Value of Financial Instruments

Cash and cash equivalents are stated at cost, which approximates fair market value.  Cash equivalents consist of money market accounts, with fair values estimated based on quoted market prices. For additional information see NOTE 15 Fair Value Measurements.

Reclassifications

Prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation. Reclassified amounts for 2008 related to UK operations had no impact on the company’s net losses.

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies - (continued)

Concentration of Credit Risk and Clients and Limited Suppliers

Cash and cash equivalents consist of financial instruments that potentially subject the Company to concentrations of credit risk to the extent recorded on the balance sheets. The Company maintains cash in United States financial institutions within the insurance limits of the Federal Deposit Insurance Corporation as of September 30, 2009. In addition, the Company has invested its excess cash in money market instruments which are not insured under the Federal Deposit Insurance Corporation but are insured under the Securities Industry Protection Corporation. The Company had approximately $7,240,000 of cash in money market instruments and has not incurred any losses on these cash balances as of September 30, 2009.  At September 30, 2009, approximately $258,000 of cash was held outside of the United States and is uninsured.

Revenue sources that account for greater than 10 percent of revenue are provided below.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2009		2008		2009
	Revenue	Percent of Total Revenue	Revenue	Percent of Total Revenue	Revenue	Percent of Total Revenue	Revenue	Percent of Total Revenue
Taiho Pharmaceutical	$356,300	18%	$260,700	12%	$1,183,575	21%	$581,050	10%
GlaxoSmithKline	$393,233	20%	$77,225	*	$1,024,531	18%	$92,525	*
GlaxoSmithKline Biologicals	$1,070,160	55%	$781,707	35%	$3,108,309	55%	$2,357,234	41%
The Foundation of Biomedical Research	$74,175	*	$180,400	*	$165,625	*	$669,750	12%
*less than 10%

Clients that account for greater than 10 percent of accounts receivable are provided below.

	As of December 31, 2008		As of September 30, 2009

	Receivable Balance	Percent of Total Receivables	Receivable Balance		Percent of Total Receivables
Taiho Pharmaceutical	$388,275	18%		$350,275	21%
GlaxoSmithKline	$1,294,768	61%		$806,774	47%
Hitachi Chemical	$265,415	12%	$	*	*
             *less than 10%

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

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies - (continued)

Recent Accounting Pronouncement

 In April 2009, the Company adopted a new accounting standard included in ASC 820, Fair Value Measurements and Disclosures, (formerly the FASB issued Staff Position SFAS No. 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments ). ASC 820 requires disclosure about fair value of financial instruments in interim financial statements as well as in annual financial statements. The new standard requires those disclosures in all interim financial statements.  The provisions of the new standard was effective for interim reporting period ended June 30, 2009 and the application of the provisions of the standard did not affect our results of operations or financial condition.

In May 2009, the FASB issued new guidance for subsequent events.  The new guidance, which is part of ASC 855, Subsequent Events, (formerly SFAS No. 165, Subsequent Events) is intended to establish standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. See Note 16 for additional information.   The adoption of ASC 855 resulted in additional quarterly disclosures beginning in the second quarter of 2009 but did not affect the results of operations or financial condition..

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, now ASC 86-20 Sale of Financial Assets, which has not yet been adopted into Codification. SFAS No. 166 removes the concept of a qualifying special-purpose entity (QSPE) from SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, and removes the exception from applying FIN 46(R). This statement also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This statement is effective for fiscal years beginning after November 15, 2009. As such, the Company plans to adopt SFAS No. 166 effective January 1, 2010. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), now ASC 810 Consolidation,Variable Interest Entities, which has not yet been adopted into Codification. SFAS 167, which amends FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, (FIN 46(R)), prescribes a qualitative model for identifying whether a company has a controlling financial interest in a variable interest entity (VIE) and eliminates the quantitative model prescribed by FIN 46(R). The new model identifies two primary characteristics of a controlling financial interest: (1) provides a company with the power to direct significant activities of the VIE, and (2) obligates a company to absorb losses of and/or provides rights to receive benefits from the VIE. SFAS No. 167 requires a company to reassess on an ongoing basis whether it holds a controlling financial interest in a VIE. A company that holds a controlling financial interest is deemed to be the primary beneficiary of the VIE and is required to consolidate the VIE. This statement is effective for fiscal years beginning after November 15, 2009.  The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In June 2009, the FASB issued SFAS No. 168,  The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. This standard replaces SFAS No. 162,  The Hierarchy of Generally Accepted Accounting Principles , and establishes only two levels of U.S. generally accepted accounting principles, authoritative and nonauthoritative. The FASB Accounting Standards Codification will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The adoption of the Codification changed the Company’s references to GAAP accounting standards but did not impact the Company’s results of operations, financial position or liquidity.

In June 2009, the FASB issued FASB Accounting Standards Update (“ASU”) 2009-01 “Topic 105 – Generally accepted Accounting Principles amendments based on the Statement of Financial Accounting Standards No. 168 - The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” ASU 2009-01 establishes the FASB Accounting Standards Codification as the single source of authoritative nongovernmental U.S. generally accepted accounting principles. The Company adopted ASU 2009-01 during the quarter ended September 30, 2009, and its application did not affect our results of operations or financial condition.

In June 2009, the FASB issued ASU No. 2009-02, “Omnibus Update — Amendments to Various Topics for Technical Corrections” (ASU 2009-02). The FASB issued ASU 2009-02 in order to make technical corrections to the Codification. The Company adopted ASU 2009-02 during the quarter ended September 30, 2009, and its application did not affect our results of operations or financial condition.

In August 2009, the FASB issued ASU No. 2009-03, “SEC Update — Amendments to Various Topics Containing SEC Staff Accounting Bulletins” (ASU 2009-03). The Codification includes certain SEC and SEC staff guidance in order to increase usefulness of the Codification for public companies. The SEC guidance is presented in separate sections and is limited to material on the basic financial statements. ASU 2009-03 includes technical corrections to various topics containing SEC Staff Accounting Bulletins to update cross-references to Codification text. The Company adopted ASU 2009-03 during the quarter ended September 30, 2009, and its application did not affect our results of operations or financial condition.

In August 2009, the FASB issued ASU No. 2009-05, “Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value” (ASU 2009-05). This ASU amends Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of liabilities, and provides clarification regarding required valuations techniques for circumstances in which a quoted price in an active market for the identical liability is not available. The Company adopted ASU 2009-05 during the quarter ended September 30, 2009, and its application did not affect our results of operations or financial condition.

In September 2009, the FASB issued ASU No. 2009-07, “Accounting for Various Topics — Technical Corrections to SEC Paragraphs” (ASU 2009-07). This ASU represents technical corrections to various topics containing SEC guidance based on external comments received. The Company adopted ASU 2009-07 during the quarter ended September 30, 2009, and its application did not affect our results of operations or financial condition.

In August 2009, the FASB issued new guidance relating to the accounting for the fair value measurement of liabilities. The new guidance, which is now part of ASC 820, provides clarification that in certain circumstances in which a quoted price in an active market for the identical liability is not available, a company is required to measure fair value using one or more of the following valuation techniques: the quoted price of the identical liability when traded as an asset, the quoted prices for similar liabilities or similar liabilities when traded as assets, or another valuation technique that is consistent with the principles of fair value measurements. The new guidance clarifies that a company is not required to include an adjustment for restrictions that prevent the transfer of the liability and if an adjustment is applied to the quoted price used in a valuation technique, the result is a Level 2 or 3 fair value measurement. The new guidance is effective for interim and annual periods beginning after August 27, 2009. The adoption of this guidance is not expected to have a material effect on the Company’s results of operations or financial position.

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3. Property and Equipment

Property and equipment consists of the following:

	December 31, 2008	September 30, 2009

Laboratory equipment	$2,198,036	$2,311,350
Furniture and equipment	451,908	528,831
Leasehold improvements	183,514	188,509
Software development	377,321	371,872
Total	3,210,779	3,400,562
Less: accumulated depreciation and amortization	(1,795,937)	(2,099,722)
Total property and equipment, net	$1,414,842	$1,300,840

Depreciation expense for the three months ended September 30, 2008 and 2009 was $185,234 and $86,970, respectively and for the nine months ended September 30, 2008 and 2009 was $524,431 and $307,585, respectively.

As a result of the reduction of workforce management implemented on February 9, 2009, management performed a recoverability test of the long-lived assets located at the United Kingdom testing facility in accordance with ASC 360, Property, Plant and Equipment, (formerly SFAS No. 144).  Based on the recoverability analysis performed, the Company recorded a non-cash charge for the impairment of long-lived assets of $0.9 million as of December 31, 2008 to write down the carrying value of the long-lived assets to their estimated fair value of $0. The fair value was estimated based upon offers received from third parties to purchase the long-lived assets.

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	December 31,	September 30,
	2008	2009
Prepaid insurance	$146,084	$105,761
Prepaid maintenance contracts	98,513	191,011
Other	155,015	137,501
	$399,612	$434,273

5. Loss Per Share

The Company calculates net loss per share in accordance with ASC 260, Earnings Per Share, (formerly SFAS No. 128). Under the provisions of ASC 260, basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock and dilutive common stock equivalents then outstanding. Common stock equivalents consist of shares of common stock issuable upon the exercise of stock options and warrants.

The following table sets forth the computation for basic and diluted loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Numerator:
Net loss	$(2,195,717)	$(1,972,870)	$(6,092,436)	$(7,618,231)
Numerator for basic loss per share	(2,195,717)	(1,972,870)	(6,092,436)	$(7,618,231)
Denominator:
Denominator for basic and diluted loss per share — weighted-average common shares	10,239,276	14,599,182	10,239,276	12,594,995
Basic and diluted loss per share	$(0.21)	$(0.14)	$(0.60)	$(0.60)

Outstanding stock options and warrants to purchase 1,762,990 shares and 2,056,490 shares for the periods ended September 30, 2008 and 2009, respectively, were excluded from the calculation of diluted loss per share as their effect would have been antidilutive.

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6. Commitments and Contingencies

Operating Leases

The Company leases office and laboratory space under a noncancelable operating lease that expires on January 31, 2010. The lease contains two two-year options to extend the term of the lease and contains annual scheduled rate increases tied to the Consumer Price Index for the Los Angeles/Long Beach California metropolitan area. In March 2007, the Company entered into a noncancelable operating lease, which expired in March 2009, for office and laboratory space in Scotland. As a result of the reduction in workforce implemented by the Company on February 9, 2009, the Company extended its lease in Scotland for one additional month. For additional information see Note 13 UK Operations. The Company also leases space at 103 South Carroll Street, Suite 2b, Fredrick, Maryland 21701, for administrative purposes. This lease expires on August 31, 2010.  Rent expense, included in cost of revenue, G&A, and R&D, was $163,880 and $84,289 for the three months ended September 30, 2008 and 2009, respectively and was $481,043 and $330,913 for the nine months ended September 30, 2008 and 2009, respectively.

Future minimum lease payments by year and in the aggregate, under the Company’s noncancelable operating leases, consist of the following at September 30, 2009:

Year Ending December 31,
remainder of 2009	$108,942
2010	36,251
Total	$145,193

Agreements with Suppliers

The Company purchases certain lab supplies and reagents primarily from three suppliers. Purchases from these companies accounted for approximately 85% and 82% of the Company’s reagent purchases for the period ended September 30, 2008 and 2009, respectively.

Guarantees

        The Company enters into indemnification provisions under its agreements with other counterparties in its ordinary course of business, typically with business partners, clients and landlords. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities. These indemnification provisions generally survive termination of the underlying agreement. The Company reviews its exposure under these agreements no less than annually, or more frequently when events indicate. The Company believes the estimated fair value of these agreements is minimal as historically, no payments have been made by the Company under these indemnification obligations. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2009.

7. License and Collaborative Agreements

License Agreement with the University of Southern California (“USC”)

In April 2000, as amended in September 2002 and April 2005, the Company entered into a license agreement with USC. Under this agreement, USC granted the Company a worldwide, exclusive license with the right to sublicense, the patents for RGI-1 and related technology, for use in human and veterinary diagnostic laboratory services, the sale of clinical diagnostic products, and the sale of research products to the research community. USC retains the right under the agreement to use the technology for research and educational purposes.

In consideration for this license, the Company agreed to pay to USC royalties based on a percentage of the revenues generated by the use of RGI-1 and related technology.  Royalty expense relating to this agreement amounted to $17,525 and $58,361 for the three months ended September 30, 2008 and 2009, respectively, and $58,105 and $135,369 for the nine months ended September 30, 2008, and 2009, respectively.  Such expense is included in cost of revenue in the accompanying statements of operations.

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7. License and Collaborative Agreements  - (continued)

License Agreement with Roche Molecular Systems (“Roche”)

In July 2001, the Company entered into a diagnostic services agreement with Roche to provide the Company with access to Roche’s patented PCR technology. In November 2004, this agreement was replaced by a non-exclusive license to use Roche’s PCR, homogenous PCR, and reverse transcription PCR processes. In consideration for these rights, the Company is obligated to pay royalties to Roche, based on a percentage of net sales of products or services that make use of the PCR technology.  Royalty expense relating to this agreement amounted to $77,637 and $(84,058) for the quarter ended September 30, 2008 and 2009, respectively, and $236,473 and $116,402 for the nine months ended September 30, 2008, and 2009, respectively.  Such expense is included in cost of revenue in the accompanying statements of operations.

In November 2004, the Company entered into an agreement with Roche, pursuant to which the Company is collaborating with Roche to produce commercially viable assays used in the validation of genetic markers for pharmaceutical companies. Specifically, the Company has licensed the rights to Roche to use the pre-diagnostic assays the Company develops in the course of using its RNA-extraction technologies to provide testing services to pharmaceutical companies and to produce diagnostic kits that then can be sold commercially to those pharmaceutical companies. Roche is required to pay the Company royalties of a certain percentage of net sales of such diagnostic kits sold to pharmaceutical companies. Through September 30, 2009, Roche has not been required to pay any royalties to the Company pursuant to this agreement.

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

Taiho is obligated to purchase a minimum amount of testing services from the Company each calendar quarter. Revenue recognized under this agreement was $356,300 and $441,100 for the quarter ended September 30, 2008 and 2009, respectively, and $1,183,575 and $1,244,800 for the nine months ended September 30, 2008, and 2009, respectively.

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7. License and Collaborative Agreements  - (continued)

Services Agreement with SmithKline Beecham Corporation (d.b.a. GlaxoSmithKline or “GSK”)

In January 2006, the Company entered into an agreement with GSK pursuant to which the Company provides services in connection with profiling the expression of various genes from a range of human cancers. Under the agreement, the Company will provide GSK with testing services as described in individual protocols and GSK will pay the Company for such services based on the pricing schedule established for each particular protocol. GSK is obligated to make minimum annual payments to the Company under the agreement and also was obligated to make a non-refundable upfront payment to the Company, to be credited against work undertaken pursuant to the agreement. In January 2006, the Company received an upfront payment of $2,000,000. The contract also provides for minimum annual assay testing requirements over a three year period ending January 2009. The minimum amount of revenue to be recognized during the term, which expired in January 2009, was $6,500,000. The timing of the recognition of these amounts is dependent upon when GSK submits the specimens for testing. The Company recognized $393,233 and $77,225 of revenue under this agreement during the quarter ended September 30, 2008 and 2009, respectively, and $1,024,531 and $92,525 for the nine months ended September 30, 2008, and 2009, respectively.

In December 2008, we amended and restated our master service agreement with GSK. Pursuant to the amendment, the term of the GSK Agreement has been extended for a two-year period, with the option for the parties to extend the GSK Agreement for additional one-year periods, upon their mutual written agreement. In addition, we will become a preferred provider to GSK and its affiliates of genetic testing services on a fee-for-service basis and, in anticipation of the services to be provided, GSK agreed to make a non-refundable upfront payment by December 31, 2008 of approximately $1,300,000 which was received on January 5, 2009 and included as part of deferred revenue as of December 31, 2008 and September 30, 2009. The amount of deferred revenue for this agreement at September 30, 2009 is $1,499,433.

Master Laboratory Test Services Agreement with GlaxoSmithKline Biologicals (“GSK Bio”)

In December 2006, the Company entered into an agreement with GSK Bio pursuant to which it will provide testing services, principally in relation to profiling the expression of various genes from a range of human cancers. The Company will conduct the testing services on tissue specimens provided by GSK Bio. The agreement required that GSK Bio make an upfront payment of $2,620,000, which was received by the Company in December 2006. The agreement further specifies that GSK Bio will pay annual minimum payments in 2007, 2008 and 2009 and that the upfront payment made in December 2006 will be credited against the annual minimum payments in 2007 and 2008. The agreement also provides that any differences between the annual minimum payments made in 2007, 2008 or 2009 and the amounts due to the Company for testing services performed on specimens submitted by GSK Bio during the three years ending December 31, 2009 be credited towards services performed during the year ending December 31, 2010, the final year of the agreement. The minimum amount of revenue to be recognized during the term of this contract, which will expire in December 2010, is approximately $7,300,000. If the Company ceases to provide services under the Amended and Restated Agreement for any reason, the Company shall remit to GSK Bio payment of the then remaining balance of the existing credit within sixty days of the date on which the Company ceased to provide services to GSK Bio.

In December 2007, the Company amended its agreement with GSK Bio whereby GSK Bio would make the remaining minimum payments under the agreement in one lump sum. This payment of approximately $2,722,000 was received in January 2008. The timing of the recognition of these amounts is dependent upon when GSK submits the specimens for testing. The Company recognized $1,070,159 and $781,707of revenue under this agreement during the quarters ended September 30, 2008 and 2009, respectively, and $3,108,309 and $2,357,234or the nine months ended September 30, 2008, and 2009, respectively.

On September 7, 2009, the Company amended and restated its master service agreement with GSK Bio, the vaccine division of GlaxoSmithKline (the “Amended and Restated Agreement”).  Pursuant to the Amended and Restated Agreement, the parties agreed that GSK Bio has accrued an aggregate credit under the terms of the original agreement, which amount shall be allocated towards services rendered to GSK Bio during the remaining term of the agreement as described below.

For each calendar quarter of 2009 and the first two quarters of 2010, €200,000 of the existing credit shall apply to all services rendered to GSK Bio during such calendar quarter.  Pursuant to the Amended and Restated Agreement, GSK Bio may now extend the term of the agreement for an additional one-year period through December 31, 2011.  In the event GSK Bio extends the term through 2011, the then remaining balance of the existing credit shall be divided into six equal quarterly amounts and apply to all services rendered to GSK Bio in each of the last two quarters of 2010 and the four calendar quarters of 2011.  If GSK Bio does not extend the term through 2011, the then remaining balance of the existing credit will instead be divided into two equal quarterly amounts and apply to all services rendered to GSK Bio in each of the last two quarters of 2010.  In all cases, GSK Bio shall remit payment to the Company for all services rendered to GSK Bio in any such calendar quarter that is in excess of the applicable credit amount.  In the event the amount of services rendered to GSK Bio in a calendar quarter does not exceed the applicable credit amount, the existing credit for the following calendar quarter shall be increased by such unused amount.

The Amended and Restated Agreement further provides that the Company shall provide additional services on a fee-for-service basis, upon GSK Bio’s written request, relating to the bridging of assays/diagnostic tests to third parties that develop, manufacture and sell the commercial diagnostic tests to be used with certain of GSK Bio’s products. The amount of deferred revenue for this agreement at September 30, 2009 is $2,883,456.

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

This agreement has an initial term of five years, with an automatic renewal for an additional three-year term unless either party gives 90 days notice in advance of the renewal date of its intent not to renew. Pursuant to the agreement, SBC will receive a percentage of the gross margin, as defined in the agreement, collected from the Company’s clients in China as compensation for its testing services performed. For the three and nine months ended September 30, 2008 and 2009, respectively no testing services were performed.

Collaboration Agreement with Hitachi Chemical Co., Ltd.

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

This Agreement has an initial term expiring on March 31, 2010, with an automatic renewal for one year at the end of the original period under the same terms and conditions. Pursuant to the agreement, Hitachi will receive a percentage of the revenue, as provided in the agreement, collected from the Company's clients in the Territory, for its testing services performed which totaled $57,830 for the third quarter and nine months ended September 30, 2008, and $334,824 and $1,025,982 of expense for the third quarter and nine months ended September 30, 2009, respectively.

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

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8. Stock Option Plan

In March 2000, the Company adopted a Stock Option Plan (the “2000 Plan”) as approved by its board of directors. Under the 2000 Plan, the Company may grant options to acquire up to 1,600,000 shares of common stock. In connection with the adoption of the 2006 Employee, Director and Consultant Stock Plan, as further discussed below, the Company will grant no additional options under its 2000 Plan under which options to purchase 190,000 shares remained outstanding as of September 30, 2009. Although no more options may be granted under the 2000 Plan, the terms of the 2000 Plan continue to apply to all outstanding options. The Company also granted options to purchase 16,000 shares of common stock to two consultants which were granted under separate agreements outside of the 2000 Plan.

On October 26, 2006, the Board of Directors of the Company approved, and on May 1, 2007, reapproved, the adoption of the 2006 Employee, Director and Consultant Stock Plan (the “2006 Stock Plan”). The stockholders approved the 2006 Stock Plan on September 1, 2007. Under this plan, the Company may grant up to a maximum of 2,160,000 options to purchase the Company’s common stock. As of September 30, 2009, there were 409,510 options available to grant under the 2006 Stock Plan.

Employee options vest according to the terms of the specific grant and expire 10 years from the date of grant. Non-employee option grants to date vest typically over a 2 to 3 year period. The Company had 1,956,490 options outstanding at a weighted average exercise price of $5.12 at September 30, 2009. There were 892,069 nonvested stock options with a weighted average grant date fair value of $3.48 outstanding at September 30, 2009.

The Company estimated share-based compensation expense for the nine months ended September 30, 2009 and 2008 using the Black-Scholes model with the following weighted average assumptions:

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2009
Risk free interest rate	3.54 – 5.03%	3.01%
Expected dividend yield	—	—
Expected volatility	65.28 – 77.4%	67.0%
Expected term (in years)	7	6
Forfeiture rate	5%	5%

The following table summarizes the stock option activity for the nine months ended September 30, 2009:

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2008	1,586,490	$6.24	7.98	—
Granted (Unaudited)	477,000	$1.35
Exercised (Unaudited)	—	$—
Forfeited (Unaudited)	(107,000)	$5.03
Outstanding, September 30, 2009 (Unaudited)	1,956,490	$5.12	7.78	$142,500
Exercisable, September 30, 2009 (Unaudited)	1,064,421	$6. 49	6.84	$30,450

  The weighted-average grant-date fair value of options granted during the three months ended September 30, 2008 was $2.11.  There were no options granted or exercised during the three months ended September 30, 2009.  The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2008 and 2009 was $2.15 and $0.84, respectively.  There were no options exercised during the three and nine months ended September 30, 2008 and 2009.

As of September 30, 2009, there was $1.9 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted-average period of 2.34 years.

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8. Stock Option Plan  - (continued)

Information about stock-based compensation included in the results of operations for the three and nine months ended September 30, 2008 and 2009 are as follows:

	Three Months Ended September 30		Nine Months Ended September,30
	2008	2009	2008	2009
Cost of revenue	$78,216	$53,646	$223,511	$181,335
General and administrative	439,229	152,114	876,919	485,414
Research and development	21,405	15,754	85,603	58,317
Totals	$538,850	$221,514	$1,186,033	$725,066

9 .. Common Stock Warrants

The Company issues warrants to purchase common shares of the Company either as compensation for services, or as additional incentive for investors who may purchase common stock. The value of warrants issued for compensation is accounted for as a non-cash expense to the Company at the fair value of the warrants issued.

In June 2007, in conjunction with the initial public offering, the Company issued 100,000 warrants to purchase 100,000 shares of its common stock at an exercise price of $7.70, for proceeds of $100, to the underwriters as part of the initial public offering.

There were no warrants granted during the three months and nine ended September 30, 2008 and 2009.

The following table summarizes all common stock warrant activity during the three months ended September 30, 2009:

	Number of Shares	Weighted Average Price	Remaining Contractual Life (years)
Outstanding, December 31, 2008	100,000	$7.70	3.50

Outstanding, September 30, 2009	100,000	$7.70	2.75
Exercisable, September 30, 2009	100,000	$7.70	2.75

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

The following enterprise wide disclosure was prepared on a basis consistent with the preparation of the financial statements. The following tables contain certain financial information by geographic area:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Revenue:
United States	$456,395	$1,036,716	$1,225,899	$2,086,954
Europe	1,070,160	781,707	3,108,310	2,357,234
Japan	430,475	441,100	1,349,200	1,250,800
Totals	$1,957,030	$2,259,523	$5,683,409	$5,694,988

	December 31, 2008	September 30, 2009
Long-lived assets: Net
United States	$1,414,842	$1,300,840
	$1,414,842	$1,300,840

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

12. Net ResponseDX Revenue

Net ResponseDX revenue for the three and nine months ended September 30, 2009 was comprised of the following:

	Three	Nine
	Months	Months
	Ended	Ended
	September 30,2009	September 30,2009
Gross patient service revenue	$2,865,342	$5,134,653

Contractual allowances	(1,950,693)	(3,510,916)

Net patient service revenue	$914,649	$1,623,737

ResponseDX revenues recorded during the three and nine months ended September 30, 2008 were $58,597.  The Company began recording revenues for ResponseDX during the third quarter ended September 30, 2008.

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

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

13.  U.K. Operations

On February 9, 2009, management implemented a reduction of workforce (“Reduction of Workforce”) pursuant to which the Company has closed its United Kingdom testing facility to consolidate services at its CLIA-certified laboratory facilities in Los Angeles.  In connection with the Reduction of Workforce, the Company incurred expenses associated with redundancy costs of approximately $268,000. These costs are included in the Company’s statement of operations for the nine months ended September 30, 2009. Additionally, management performed a recoverability test of the long-lived assets located at the United Kingdom testing facility in accordance with ASC 360, Property, Plant and Equipment  . Based on the recoverability analysis performed, the Company recorded a non-cash charge for the impairment of long-lived assets of $0.9 million as of December 31, 2008 to write down the carrying value of the long-lived assets to their estimated fair value of $0. The fair value was estimated based upon offers received from third parties to purchase the long-lived assets.  Our lease for our United Kingdom testing facility expired on March 31, 2009. We extended the lease, pursuant to its terms, for an additional month, in order to facilitate the winding down of our operations in the United Kingdom. The Reduction of Workforce was substantially completed on March 31, 2009. We undertook the Reduction of Workforce as part of a strategic plan to increase operational efficiency in conjunction with the consolidation of our services at our Los Angeles facilities and it will not affect our genetic testing services or current partnership agreements.

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

In connection with the Special Situations Funds Private Placement, we also entered into a Registration Rights Agreement, dated February 27, 2009, with the Purchasers (the "Registration Rights Agreement") pursuant to which the Company filed a registration statement with the Securities and Exchange Commission ("SEC") to register the 2,000,000 shares for resale, which registration statement became effective on June 30, 2009.

On July 22, 2009, the Company entered into a Purchase Agreement with certain funds managed by Lansdowne Partners Limited Partnership for the private placement of 3,057,907 newly-issued shares of the Company's common stock at a per share price of $1.30. The closing of the sale of the shares occurred on July 22, 2009.  The aggregate offering price of the shares was approximately $4 million and the Company received the funds on July 23, 2009.  In connection with the acquisition of the shares, the Purchasers were granted certain preemptive rights permitting them to maintain their percentage ownership interests in connection with future issuances of the Company’s capital stock, subject to various exceptions and limitations.

In connection with the Lansdowne Private Placement, we also entered into a Registration Rights Agreement, dated July 22, 2009, with the Purchasers (the "Registration Rights Agreement") pursuant to which the Company filed a registration statement with the SEC to register the 3,057,907 shares for resale, which registration statement became effective on November 3, 2009.  The Company also granted certain "piggyback" registration rights to Lansdowne which are triggered if the Company proposes to file a registration statement for its own account or the account of one or more shareholders until the earlier of the sale of all of the shares or the shares become eligible for sale under Rule 144(b)(1) without restriction.

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

  15. Fair Value Measurements

On January 1, 2009, the Company adopted ASC 820 (formerly SFAS No. 157) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. ASC 820 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB deferred the effective date of ASC 820 by one year for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted the provisions of ASC 820, except as it applies to those nonfinancial assets and nonfinancial liabilities for which the effective date has been delayed by one year. ASC 820 establishes a three-level valuation hierarchy of valuation techniques that is based on observable and unobservable inputs. Classification within the hierarchy is determined based on the lowest level of input that is significant to the fair value measurement. The first two inputs are considered observable and the last unobservable, that may be used to measure fair value and include the following:

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

As of September 30, 2009, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis, including its cash and cash equivalents. The fair value of these assets and liabilities was determined using the following inputs in accordance with ASC 820 at September 30, 2009:
	Fair Value Measurement as of September 30, 2009
	Total	Level 1	Level 2	Level 3
Description	$	$	$	$
Money market accounts (1)	7,240,403	7,240,403	-	-

(1)           Included in cash and cash equivalents on the accompanying consolidated balance sheet.

16. Related Party Transactions

While employed at USC, Kathleen Danenberg, president, chief executive officer and director, developed and patented (United States Patent 6,248,535; Danenberg , et al., Method For Isolation of RNA From Formalin-Fixed Paraffin-Embedded Tissue Specimens) an extraction method that allowed reliable and consistent isolation of RNA from FFPE suitable for RT-PCR. USC retains ownership of this patent but has exclusively licensed this technology to the Company. In consideration for this license, the Company is obligated to pay royalties to USC, as a percentage of net sales of products or services using the technology, and to meet a certain minimum in royalty payments. Pursuant to USC policy, the inventors of technology owned by the University and then licensed for commercialization are paid a portion of royalties received by the University from the licensed technology. USC therefore pays a portion of royalties received from the Company to Ms. Danenberg in recognition of her invention. Amounts paid to Ms. Danenberg amounted to $29,993 and $5,465 for the nine months ended September 30, 2008 and 2009, respectively.

17. Subsequent Event

The Company has performed an evaluation of subsequent events through November 16, 2009, the date the Company filed these financial statements.

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

18.   Correction of errors

In the course of preparing the financial statements for the third quarter ended September 30, 2009, management identified certain prior period errors.  The errors related to an overstatement of net revenues in the amount $278,123.  In accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 99, Materiality and SAB No. 108 Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, management evaluated the materiality of the errors from qualitative and quantitative perspectives and concluded that the errors were not material to any prior periods.   The correction of the errors in the current period is material to the third quarter financial statements but is not anticipated to be material to the full fiscal year or the trend of financial results.  Accordingly, management has corrected the errors in the third quarter of 2009.  The impact of the adjustments to correct the errors to the specific line items of the financial statements for the three months and nine months ended September 30, 2009 was as follows:

Increase
(Decrease)
Statement of operations:
Net revenue	$(278,123)
Operating loss	278,123
Net loss	278,123
Net loss per share – basic and diluted	0.02

Balance Sheet:
Deferred revenue	$278,123
Total liabilities	278,123
Accumulated deficit	(278,123)

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

The following discussion of our financial condition and results of operation should be read in conjunction with our unaudited financial statements and related notes to the financial statements included elsewhere in this Quarterly Report on Form 10-Q as of September 30, 2009 and our audited financial statements for the year ended December 31, 2008 included in our Annual Report on Form 10-K previously filed with the SEC. This discussion contains forward-looking statements that relate to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward looking statements.

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

At present most chemotherapy regimens are administered without any pre-selection of patients on the basis of their particular genetics. However recent development of very sensitive molecular technologies has enabled researchers to identify and measure genetic and biochemical factors in patients’ tissues that may predict the probability of success or failure of many currently used anti-cancer agents. In order to increase the chances of a better chemotherapy outcome for cancer patients, we are developing genetic tests that will measure predictive factors for tumor response in tumor tissue samples. We have begun offering tests for non-small cell lung cancer (NSCLC) (ResponseDX: Lung ™ ) and colorectal cancer (CRC) (ResponseDX: Colon ™ ) and gastric and gastroesophageal (GE) cancer  (ResponseDX: Gastric ™ ) patients’ tumor tissue through our laboratory located in Los Angeles, California, which is certified under the Clinical Laboratory Improvement Amendments of 1988 (CLIA), and we anticipate offering additional tests for ovarian, and pancreatic cancer in the future. These tests are proprietary based tests which serve to help oncologists make optional therapeutic decisions for cancer patients. The results from our tests may help oncologists choose among chemotherapy regimens to treat their cancer patients. On September 29, 2008, we announced an exclusive agreement with NeoGenomics Laboratories (OTCBB: NGNM) whereby NeoGenomics will offer our proprietary ResponseDx:Colon and ResponseDx: Lung tests nationwide. Under the terms of the agreement NeoGenomics will be the national exclusive clinical reference laboratory authorized to offer our proprietary tests through NeoGenomics national sales force and our sales team. Currently, our recently formed sales team has been expanded to 11 sales people located in the West Coast, Midwest, and East Coast areas of the United States.

Diagnostic Tests for Other Cancers

In addition to ResponseDX: Lung, ResponseDX: Colon,and ResponseDX: Gastric, we are developing and intend to commercialize tests for other types of cancer that identify genetic profiles of tumors that are more aggressive and recur rapidly after surgery. We also are identifying genetic profiles of tumors that are more or less responsive to a particular chemotherapy. Following the development of tests to predict the risk of recurrence after surgery, we intend to develop tests to determine the most active chemotherapy regimen for the individual patient at risk. Once developed and after obtaining any necessary regulatory approvals, we intend to leverage our relationships in the healthcare industry to market, sell or license these tests as a means for physicians to determine the courses of cancer treatment.

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

We anticipate that, over the next 12 months, a substantial portion of our capital resources and efforts will be focused on research and development to expand our series of diagnostic tests for cancer patients, to establish a laboratory overseas in collaboration with certain of our current pharmaceutical clients, sales and marketing activities related to our ResponseDX diagnostic tests, and for other general corporate purposes.

Research and development expenses represented 13% and 14 % of our total operating expenses for the nine months ended September 30, 2009 and September 30, 2008, respectively. Major components in research and development expenses for the nine months ended September 30, 2009 included supplies and reagents for our research activities, personnel costs, occupancy costs, equipment warranties and service, patent fees,  and sample procurement costs.

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

License Fees

We have licensed technology for the extraction of RNA and DNA from FFPE tumor specimens from USC in exchange for royalty fees on revenue generated by use of this technology. These royalties are calculated as a fixed percentage of revenue that we generate from use of the technology licensed from USC. Total license fees due under the royalty agreement to USC were $135,369 and $57,781 for the nine months ended September 30, 2009 and September 30, 2008, respectively. We also maintain a non-exclusive license to use Roche’s polymerase chain reaction (PCR), homogenous PCR, and reverse transcription PCR processes. We pay Roche a fixed percentage royalty fee for revenue that we generate through use of certain applications of this technology. Royalties accrued under this agreement totaled $116,402 and $236,473 for the nine months ended September 30, 2009 and September 30, 2008, respectively.

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

Results of Operations

     Correction of Errors

In the course of preparing the financial statements for the third quarter ended September 30, 2009, management identified certain prior period errors.  The errors related to an overstatement of net revenues in the amount $278,123.  In accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 99, Materiality and SAB No. 108 Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, management evaluated the materiality of the errors from qualitative and quantitative perspectives and concluded that the errors were not material to any prior periods.   The correction of the errors in the current period is material to the third quarter financial statements but is not anticipated to be material to the full fiscal year or the trend of financial results.  Accordingly, management has corrected the errors in the third quarter of 2009.

Quarters Ended September 30, 2009 and 2008

Revenues.   Revenues were $2,259,523 for the quarter ended September 30, 2009, as compared to $1,957,030 for the comparable period in 2008, an increase of $302,493 or 15%. This increase was generated primarily through growth in the number of Response DX assays processed by our laboratory. Revenues from ResponseDX were $914,650 for the quarter ended September 30, 2009 compared to $58,597 in the third quarter of 2008.  This increase in Response DX related revenues was partially offset by a decrease in revenue related to our pharmaceutical clients of $553,559 in the third quarter of 2009 as compared to the third quarter of 2008. The decrease in our pharmaceutical client revenue was generated primarily due to a delay in receipt of samples to be tested from our pharmaceutical clients which we expect to receive later in 2009 and 2010. For the quarter ended September 30, 2009, two of our clients, GSK and Taiho, accounted for approximately 58% of our revenue, as compared to approximately 95% of our revenue for the quarter ended September 30, 2008.

Cost of Revenues.   Cost of revenues for the quarter ended September 30, 2009 were $1,175,615 as compared to $1,025,383 for the quarter ended September 30, 2008, an increase of $150,232 or 14.7%. This increase is primarily related to an increase of $276,994 in processing costs associated with our sample processing relationship with Hitachi in Japan, offset by a reduction of $93,870 in consulting expenses and $57,004 in lab supply and reagent costs.

Research and Development Expenses .   Research and development expenses were $726,696 for the quarter ended September 30, 2009, as compared to $410,469 for the same period in 2008, an increase of $316,227 or 77.0%. This increase resulted primarily from an increase in personnel costs of $171,968, an increase of $59,278 in lab supplies and reagents, and an increase of $69,638 in consultation fees. We expect research and development expenses to increase as we continue work to develop additional aspects of our technology and to study diagnostic indicators for various forms of cancer.

General and Administrative Expenses.   General and administrative expenses totaled $1,305,247 for the quarter ended September 30, 2009, as compared to $2,101,864 for the comparable period in 2008, a decrease of $796,617 or 38%. This decrease resulted primarily from a reduction of $74,432 in staff salary and benefits expenses, a decrease in stock option expense of $287,115, a reduction of $106,585 in business consulting expenses, a $116,938 decrease in insurance expenses, a $54,893 reduction in depreciation and amortization expenses. We expect general and administrative expenses to increase as a result of the need to hire additional administrative personnel due to higher legal, accounting, compliance and related expenses associated with being a public company and to support the growth of ResponseDX.

Sales and Marketing Expenses: Historically, the Company has included sales and marketing expenses in the general and administrative expense category.  With the hiring of a sales force to bring our ResponseDX assay to market the Company has commenced with the quarter ended March 31, 2009 to report expenses associated with our sales and marketing efforts separately.  For the quarter ended September 30, 2009 our sales and marketing expenses totaled $934,946.  These expenses primarily were comprised of $540,505 in personnel costs, $83,668 for business meetings and travel related expenses, and $202,702 in marketing costs such as press releases, promotional event costs and marketing materials.  We expect that sales and marketing costs will continue to increase as we expand our sales and marketing activities in order to gain clinical acceptance of our ResponseDX assays.

U.K. Operating Costs and U.K. Impairment of Property and Equipment:   In December, 2008, we made the decision to increase the operational efficiency of the Company by consolidating our UK operations with our US operations.  Based on this decision we implemented a reduction of workforce pursuant to which we have closed our UK testing facility and consolidated testing services in our laboratory facilities located in Los Angeles.  As a result of the implementation of the reduction of workforce management performed a recoverability test of the long-lived assets located at the United Kingdom testing facility. Based on the recoverability analysis performed, the Company recorded a non-cash charge for the impairment of long-lived assets of approximately $0.9 million as of December 31, 2008 to write down the carrying value of the long-lived assets to their estimated fair value of $0. The fair value was estimated based upon offers received from third parties to purchase the long-lived assets.  The operating costs related to our UK lab, which were previously included in general and administrative expenses, were $21,645 for the quarter ended September 30, 2009 compared to $688,794 for the same period in 2008. Additionally, in connection with the reduction of workforce we incurred expenses related to redundancy costs of $66,140 in the quarter ended September 30, 2009.

Interest Income:   Interest income was $256 for the quarter ended September 30, 2009, compared with $76,087 for the same period in 2008. This $75,831 decrease was due to lower average cash and cash equivalent balances and lower rates of return during the period ending September 30, 2009.

Nine Months Ended September 30, 2009 and 2008

Revenues:   Revenues were $5,694,988 for the nine month ended September 30, 2009, as compared to $5,683,409 for the comparable period in 2008, an increase of $11,579 or 0%. This increase was attributable to a $1,623,737 in net revenue associated with our new ResponseDX assays processed by our laboratory. This increase was partially offset by a $1,553,561 decrease in revenues from pharmaceutical clients. The decrease in our pharmaceutical client revenue was generated primarily due to a delay in receipt of samples to be tested from our pharmaceutical clients which we expect to receive later in 2009 and 2010.  For the nine months ended September 30, 2009, two of our clients, GSK and Taiho, accounted for approximately 63% of our revenue, as compared to approximately 97% of our revenue for the nine months ended September 30, 2008.

Cost of Revenues:   Cost of revenues for the nine month period ended September 30, 2009 were $3,646,358 as compared to $2,849,482 for the same period ended September 30, 2008, an increase of $796,876 or 28.0%. This increase is primarily related to an increase of $968,152 associated with our sample processing relationship with Hitachi in Japan.  This increase was partially offset by a $93,870 reduction in business consulting expenses, a $42,176 reduction in employee stock option expenses and a $36,344 reduction in costs associated with processing fluorescence in situ hybridization assays and bioinformatics.

Research and Development Expenses.   Research and development expenses were $1,734,223 for the nine month period ended September 30, 2009, as compared to $1,719,013 for the same period in 2008, an increase of $15,210 or 0.1%. This increase resulted primarily from an increase in personnel costs of $38,878, and an increase in consultation fees of $135,764 offset by a decrease in royalties and patent fees of $91,970, a reduction in employee stock option expense of 27,286 and a reduction in equipment related costs of $26,420. We expect research and development expenses to increase as we continue work to develop additional aspects of our technology and to study diagnostic indicators for various forms of cancer.

General and Administrative Expenses.   General and administrative expenses totaled $4,453,204for the nine month period ended September 30, 2009, as compared to $5,580,186 for the comparable period in 2008, a decrease of $1,126,982 or 24.4%. This decrease resulted primarily from a reduction of salary and benefits costs of $225,923, a decrease in stock option expense of $391,505, a reduction of $363,813 in business consulting fees, , a reduction of $145,811 in legal and accounting fees.   We expect general and administrative expenses to increase as a result of the need to hire additional administrative personnel and due to higher legal, accounting, compliance and related expenses associated with being a public company and to support the growth of ResponseDX.

Sales and Marketing Expenses: Historically, the Company has included sales and marketing expenses in the general and administrative expense category.  With the hiring of a sales force to bring our ResponseDX assay to market the Company has commenced with the quarter ended March 31, 2009 to report expenses associated with our sales and marketing efforts separately.  For the nine month period ended September 30, 2009 our sales and marketing expenses totaled $2,759,108.  These expenses were primarily comprised of  $1,441,291 in personnel costs, $270,458 for business meetings and travel related expenses, $545,784 in marketing costs such as press releases, promotional event costs and marketing materials, and $251,771 in royalty and license fees.  We expect that sales and marketing costs will continue to increase as we expand our sales and marketing activities in order to gain clinical acceptance of our ResponseDX assays.

U.K. Operating Costs and U.K. Impairment of Property and Equipment.   In December, 2008, we made the decision to increase the operational efficiency of the Company by consolidating our UK operations with our US operations.  Based on this decision we implemented a reduction of workforce pursuant to which we have closed our UK testing facility and consolidated testing services in our laboratory facilities located in Los Angeles.  As a result of the implementation of the reduction of workforce management performed a recoverability test of the long-lived assets located at the United Kingdom testing facility. Based on the recoverability analysis performed, the Company recorded a non-cash charge for the impairment of long-lived assets of $0.9 million as of December 31, 2008 to write down the carrying value of the long-lived assets to their estimated fair value of $0. The fair value was estimated based upon offers received from third parties to purchase the long-lived assets.  The operating costs related to our UK lab, which were previously included in general and administrative expenses, were $465,910 for the nine month ended September 30, 2009 compared to $1,939,828 for the same period in 2008. Additionally, in connection with the reduction of workforce we incurred expenses related to redundancy costs of $268,374 through the nine month period ended September 30, 2009.

Interest Income.   Interest income was $22,157 for the nine month period ended September 30, 2009, compared with $319,383 for the same period in 2008. This $297,226 decrease was due to lower average cash balances and lower rates of return during the period ending September 30, 2009.

Income Taxes.   As of September 30, 2009 and 2008, a full valuation allowance has been recorded for the deferred tax assets since we do not believe the recoverability of the deferred income tax assets in the near future is more likely than not.

Liquidity and Capital Resources

We incurred net losses of $7,618,231 and $6,092,436 during the nine months ended September 30, 2009 and 2008, respectively. Since our inception in September 1999, we have incurred cumulative losses and as of September 30, 2009, we had an accumulated deficit of $37,423,960. We have not yet achieved profitability and anticipate that we will likely incur additional losses.  We cannot provide assurance as to when will achieve profitability. We expect that our cash and cash equivalents will be used to fund  our selling and marketing activities primarily related to our ResponseDX tests, research and development, and general  corporate purposes. As a result, we will need to generate significant revenues to achieve profitability.  Until we can generate and maintain sufficient revenues to finance our cash requirements, which we may never do, we expect to finance additional cash needs primarily through public or private equity offerings, strategic collaborations, and other financing opportunities as they may arise.  We do not know whether additional funding will be available on acceptable terms, if at all.  If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate selling and marketing activities or research and development programs.

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

Contract amendments

On December 26, 2008, we amended and restated our master service agreement with GlaxoSmith Kline, Ltd. ("GSK"), a leading pharmaceutical manufacturer (the "GSK Agreement"). Pursuant to the amendment, the term of the GSK Agreement has been extended for a two-year period, with the option for the parties to extend the GSK Agreement for additional one-year periods, upon their mutual written agreement. In addition, we will become a preferred provider to GSK and its affiliates of genetic testing services on a fee-for-service basis and, in anticipation of the services to be provided, GSK agreed to make a non-refundable upfront payment of approximately $1,300,000 which was received on January 5, 2009. This payment was classified as deferred revenue and will be used for future work undertaken in the period beginning on January 1, 2009 and ending on December 31, 2010.  The amount of deferred revenue for this agreement at September 30, 2009 is $1,499,433.

On September 7, 2009, the Company amended and restated its master service agreement with GlaxoSmithKline Biologicals (“GSK Bio”), the vaccine division of GlaxoSmithKline (the “Amended and Restated Agreement”).  Pursuant to the Amended and Restated Agreement, the parties agreed that GSK Bio has accrued an aggregate credit under the terms of the original agreement, which amount shall be allocated towards services rendered to GSK Bio during the remaining term of the agreement as described below.

For each calendar quarter of 2009 and the first two quarters of 2010, €200,000 of the existing credit shall apply to all services rendered to GSK Bio during such calendar quarter.  Pursuant to the Amended and Restated Agreement, GSK Bio may now extend the term of the agreement for an additional one-year period through December 31, 2011.  In the event GSK Bio extends the term through 2011, the then remaining balance of the existing credit shall be divided into six equal quarterly amounts and apply to all services rendered to GSK Bio in each of the last two quarters of 2010 and the four calendar quarters of 2011.  If GSK Bio does not extend the term through 2011, the then remaining balance of the existing credit will instead be divided into two equal quarterly amounts and apply to all services rendered to GSK Bio in each of the last two quarters of 2010.  In all cases, GSK Bio shall remit payment to the Company for all services rendered to GSK Bio in any such calendar quarter that is in excess of the applicable credit amount.  In the event the amount of services rendered to GSK Bio in a calendar quarter does not exceed the applicable credit amount, the existing credit for the following calendar quarter shall be increased by such unused amount.

The Amended and Restated Agreement further provides that the Company shall provide additional services on a fee-for-service basis, upon GSK Bio’s written request, relating to the bridging of assays/diagnostic tests to third parties that develop, manufacture and sell the commercial diagnostic tests to be used with certain of GSK Bio’s products. The amount of deferred revenue for this agreement at September 30, 2009 is $2,883,456.

Private placements

On February 27, 2009, we entered into a Purchase Agreement with certain affiliates of Special Situations Funds for the private placement of 2,000,000 newly-issued shares of the Company's common stock at a per share price of $1.00. The closing of the sale of the Shares occurred on Monday, March 2, 2009 and we received the funds on the same date.

In connection with the Special Situations Funds Private Placement, we also entered into a Registration Rights Agreement, dated February 27, 2009, with the Purchasers (the "Registration Rights Agreement") pursuant to which the Company filed a registration statement with the Securities and Exchange Commission ("SEC") to register the 2,000,000 shares for resale, which registration statement became effective on June 30, 2009.

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

In connection with the Lansdowne Private Placement, we also entered into a Registration Rights Agreement, dated July 22, 2009, with the Purchasers (the "Registration Rights Agreement") pursuant to which the Company filed a registration statement with the SEC to register the 3,057,907 shares for resale, which registration statement became effective on November 3, 2009.  The Company also granted certain "piggyback" registration rights to Lansdowne which are triggered if the Company proposes to file a registration statement for its own account or the account of one or more shareholders until the earlier of the sale of all of the shares or the shares become eligible for sale under Rule 144(b)(1) without restriction.

UK operations

On February 9, 2009, management implemented a reduction of workforce (“Reduction of Workforce”) pursuant to which the Company has closed its United Kingdom testing facility to consolidate services at its CLIA-certified laboratory facilities in Los Angeles.  In connection with the Reduction of Workforce, the Company incurred expenses associated with redundancy costs of approximately $268,374 These costs are included in the Company’s statement of operations for the nine months ended September 30, 2009. Our lease for our United Kingdom testing facility expired on March 31, 2009. We extended the lease, pursuant to its terms, for an additional month, in order to facilitate the winding down of our operations in the United Kingdom. The Reduction of Workforce was substantially completed on March 31, 2009. We undertook the Reduction of Workforce as part of a strategic plan to increase operational efficiency in conjunction with the consolidation of our services at our Los Angeles facilities and it will not affect our genetic testing services or current partnership agreements.

Comparison of nine months ended September 30, 2009 and 2008

As of September 30, 2009, we had $9,299,183 in cash and cash equivalents, working capital of $6,983,082 and an accumulated deficit of $37,423,960.

Cash flows provided by operating activities

During the nine months ended September 30, 2009, the Company generated negative cash flows from operations of $6,194,205 compared to cash flows used in operations activities of $3,983,035 from operations in the nine months ended September 30, 2008. The reasons for using more cash in operating activities was due mainly to the increase in net loss of $1,525,795, and in combination, a decrease in receivables, increases in accounts payable and accrued expenses, an increase in accrued payroll and related liabilities, and a decrease in deferred revenue.

The decrease in accounts receivable, of $415,134, related mainly to an amendment entered into the fourth quarter of 2008 to the contract with GSK. In this amendment GSK agreed to make a non-refundable upfront payment of approximately $1,300,000 which was received on January 5, 2009.  This payment may be credited against future work undertaken in the period beginning January 1, 2009 and ending on December 31, 2010.

The decrease in deferred revenue related to a decrease in advance billings to our customers, along with recognition of deferred revenue totaling $535,147.

The increase in accounts payable and accrued expenses primarily resulted from increased sales and marketing and business development activities related to the launch of ResponseDX.

The change in accrued payroll and related liabilities is primarily due to an increased number of employees at September 30, 2009.

Cash flows used in investing activities

Net cash used in investing activities was $144,968 for the quarter ended September 30, 2009 and $683,213 for the quarter ended September 30, 2008. This decrease was attributable to reduced need for capital equipment purchases in our laboratories.

Cash flows used in financing activities

Cash flows from financing activities for the nine months ended September 30, 2009 provided net cash of $6,061,901 related to the sale of common stock.  There were no financing activities undertaken in the nine months ended September 30, 2008.

  Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

In April 2009, the Company adopted a new accounting standard included in ASC 820, Fair Value Measurements and Disclosures, (formerly the FASB issued Staff Position SFAS No. 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments ). ASC 820 requires disclosure about fair value of financial instruments in interim financial statements as well as in annual financial statements. The new standard requires those disclosures in all interim financial statements.  The provisions of the new standard was effective for interim reporting period ended June 30, 2009 and the application of the provisions of the standard did not affect our results of operations or financial condition.

In May 2009, the FASB issued new guidance for subsequent events.  The new guidance, which is part of ASC 855, Subsequent Events, (formerly SFAS No. 165, Subsequent Events) is intended to establish standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. See Note 16 for additional information.   The adoption of ASC 855 resulted in additional quarterly disclosures beginning in the second quarter of 2009 but did not affect the results of operations or financial condition..

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, now ASC 86-20 Sale of Financial Assets, which has not yet been adopted into Codification. SFAS No. 166 removes the concept of a qualifying special-purpose entity (QSPE) from SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, and removes the exception from applying FIN 46(R). This statement also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This statement is effective for fiscal years beginning after November 15, 2009. As such, the Company plans to adopt SFAS No. 166 effective January 1, 2010. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), now ASC 810 Consolidation,Variable Interest Entities, which has not yet been adopted into Codification. SFAS 167, which amends FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, (FIN 46(R)), prescribes a qualitative model for identifying whether a company has a controlling financial interest in a variable interest entity (VIE) and eliminates the quantitative model prescribed by FIN 46(R). The new model identifies two primary characteristics of a controlling financial interest: (1) provides a company with the power to direct significant activities of the VIE, and (2) obligates a company to absorb losses of and/or provides rights to receive benefits from the VIE. SFAS No. 167 requires a company to reassess on an ongoing basis whether it holds a controlling financial interest in a VIE. A company that holds a controlling financial interest is deemed to be the primary beneficiary of the VIE and is required to consolidate the VIE. This statement is effective for fiscal years beginning after November 15, 2009.  The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In June 2009, the FASB issued SFAS No. 168,  The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. This standard replaces SFAS No. 162,  The Hierarchy of Generally Accepted Accounting Principles , and establishes only two levels of U.S. generally accepted accounting principles, authoritative and nonauthoritative. The FASB Accounting Standards Codification will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The adoption of the Codification changed the Company’s references to GAAP accounting standards but did not impact the Company’s results of operations, financial position or liquidity.

In June 2009, the FASB issued FASB Accounting Standards Update (“ASU”) 2009-01 “Topic 105 – Generally accepted Accounting Principles amendments based on the Statement of Financial Accounting Standards No. 168 - The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” ASU 2009-01 establishes the FASB Accounting Standards Codification as the single source of authoritative nongovernmental U.S. generally accepted accounting principles. The Company adopted ASU 2009-01 during the quarter ended September 30, 2009, and its application did not affect our results of operations or financial condition.

In June 2009, the FASB issued ASU No. 2009-02, “Omnibus Update — Amendments to Various Topics for Technical Corrections” (ASU 2009-02). The FASB issued ASU 2009-02 in order to make technical corrections to the Codification. The Company adopted ASU 2009-02 during the quarter ended September 30, 2009, and its application did not affect our results of operations or financial condition.

In August 2009, the FASB issued ASU No. 2009-03, “SEC Update — Amendments to Various Topics Containing SEC Staff Accounting Bulletins” (ASU 2009-03). The Codification includes certain SEC and SEC staff guidance in order to increase usefulness of the Codification for public companies. The SEC guidance is presented in separate sections and is limited to material on the basic financial statements. ASU 2009-03 includes technical corrections to various topics containing SEC Staff Accounting Bulletins to update cross-references to Codification text. The Company adopted ASU 2009-03 during the quarter ended September 30, 2009, and its application did not affect our results of operations or financial condition.

In August 2009, the FASB issued ASU No. 2009-05, “Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value” (ASU 2009-05). This ASU amends Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of liabilities, and provides clarification regarding required valuations techniques for circumstances in which a quoted price in an active market for the identical liability is not available. The Company adopted ASU 2009-05 during the quarter ended September 30, 2009, and its application did not affect our results of operations or financial condition.

In September 2009, the FASB issued ASU No. 2009-07, “Accounting for Various Topics — Technical Corrections to SEC Paragraphs” (ASU 2009-07). This ASU represents technical corrections to various topics containing SEC guidance based on external comments received. The Company adopted ASU 2009-07 during the quarter ended September 30, 2009, and its application did not affect our results of operations or financial condition.

In August 2009, the FASB issued new guidance relating to the accounting for the fair value measurement of liabilities. The new guidance, which is now part of ASC 820, provides clarification that in certain circumstances in which a quoted price in an active market for the identical liability is not available, a company is required to measure fair value using one or more of the following valuation techniques: the quoted price of the identical liability when traded as an asset, the quoted prices for similar liabilities or similar liabilities when traded as assets, or another valuation technique that is consistent with the principles of fair value measurements. The new guidance clarifies that a company is not required to include an adjustment for restrictions that prevent the transfer of the liability and if an adjustment is applied to the quoted price used in a valuation technique, the result is a Level 2 or 3 fair value measurement. The new guidance is effective for interim and annual periods beginning after August 27, 2009. The adoption of this guidance is not expected to have a material effect on the Company’s results of operations or financial position.

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

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

None.

ITEM 1A. Risk Factors

Not applicable as we are a smaller reporting company.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

 On July 22, 2009, the Company entered into a Purchase Agreement with certain funds managed by Lansdowne Partners Limited Partnership for the private placement of 3,057,907 newly-issued shares of the Company's common stock at a per share price of $1.30. The closing of the sale of the shares occurred on July 22, 2009.  The aggregate offering price of the shares was approximately $4 million and the Company received the funds on July 23, 2009.  In connection with the acquisition of the shares, the Purchasers were granted certain preemptive rights permitting them to maintain their percentage ownership interests in connection with future issuances of the Company’s capital stock, subject to various exceptions and limitations.

In connection with the Lansdowne Private Placement, we also entered into a Registration Rights Agreement, dated July 22, 2009, with the Purchasers (the "Registration Rights Agreement") pursuant to which the Company filed a registration statement with the SEC to register the 3,057,907 shares for resale, which registration statement became effective on November 3, 2009.  The Company also granted certain "piggyback" registration rights to Lansdowne which are triggered if the Company proposes to file a registration statement for its own account or the account of one or more shareholders until the earlier of the sale of all of the shares or the shares become eligible for sale under Rule 144(b)(1) without restriction.

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4. Submission of Matters to a Vote of Security Holders.

None.

ITEM 5. Other Information.

None.

ITEM 6. Exhibits.
10.1	Amended and Restated Master Agreement for the supply of Laboratory Test Services by and between GlaxoSmithKline Biologicals and the Company, dated as of September 7, 2009.

31.1	Certification of Principal Executive Officer Pursuant to Section 302.

31.2	Certification of Principal Financial Officer Pursuant to Section 302.

32	Section 906 certification of periodic financial report by Chief Executive Officer and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESPONSE GENETICS, INC.

DATE: November 16, 2009	By:	/s/ Kathleen Danenberg
Kathleen Danenberg
President and Chief Executive Officer (Principal Executive Officer)

DATE: November 16, 2009	By:	/s/ Thomas Stankovich
Thomas Stankovich
Chief Financial Officer (Principal Financial Officer)