Form 10-K
period 2009-12-31
RESPONSE GENETICS INC
filed 2010-04-13
CIK 1124608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☐	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes☐ No☒

The aggregate market value of common stock held by non-affiliates of the registrant was $6,628,244 as of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter. Such aggregate market value was computed by reference to the closing price of the common stock of $1.26 per share as reported on the Nasdaq Capital Market on June 30, 2009. For purposes of this calculation only, the registrant has defined affiliates as all directors and executive officers as of June 30, 2009 and any stockholder whose ownership exceeds 10% of the common stock outstanding as of June 30, 2009

The number of shares of the registrant’s common stock outstanding as of April 13, 2010 was 18,302,532.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain portions of the Registrant’s definitive Proxy Statement for the 2010 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

TABLE OF CONTENTS

Item 1.  Business
Overview

Response Genetics, Inc. was formed as a Delaware corporation in September 1999. We are a life sciences company engaged in the research and development of innovative clinical diagnostic tests for cancer based on our proprietary technologies. Our mission is to provide personalized genetic information that will help guide physicians and patients in choosing the treatment from which a given patient is most likely to benefit.  We currently generate revenues primarily from sales of our proprietary analytical pharmacogenomic testing services of clinical trial specimens to the pharmaceutical industry.  We also provide specialized laboratory services and launched our first diagnostic tests under the brand name ResponseDX™ for non-small cell lung cancer and colon cancer in 2008.

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

We file our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports and other information with the SEC.  Copies of these reports are also available through our website at www.responsegenetics.com.  We also post copies of our press releases on our corporate website.

Our Approach

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

At present most chemotherapy regimens are administered without any pre-selection of patients on the basis of their particular genetics. However recent development of very sensitive molecular technologies has enabled researchers to identify and measure genetic and biochemical factors in patients’ tissues that can predict the probability of success or failure of many currently used anti-cancer agents. In order to increase the chances of a better chemotherapy outcome for cancer patients, we are developing genetic tests that will measure predictive factors for tumor response in tumor tissue samples. We offer tests for non-small cell lung cancer (NSCLC), colorectal cancer (CRC) and gastric and gastroesophageal (GE) cancer patients’ tumor tissue specimens through our ResponseDX: Lung, ResponseDX: Colon and ResponseDX: Gastric test suites. The test results may help doctors and patients decide the course of treatment for patients.

Since February 2008, our ResponseDX tests are commercially available through our laboratory located in Los Angeles, California, which is certified under the Clinical Laboratory Improvement Amendment of 1988 (CLIA).

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

We developed ResponseDX in part by using our technology to extract genetic information from FFPE tumor specimens.  Our technology provides gene expression information for each patient’s tumor tissue specimen.  Our mission is to help doctors and patients choose the most effective cancer treatment options- the first time- based on a patient’s unique genetic code. We assess NSCLC, CRC and gastric/GE patients’ tumor tissue specimens through our ResponseDX: Lung™, ResponseDX: Colon™ and ResponseDX: Gastric™ test suites.  The test result may help doctors and patients decide the best course of treatment for patients.

Except for the historical information contained herein, this Annual Report on Form 10-K contains or may contain, among other things, certain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve significant risks and uncertainties. Such statements may include, without limitation, statements with respect to the Company's plans, objectives, projections, expectations and intentions, such as the ability of the Company to analyze cancer samples, the potential for using the results of this research to develop diagnostic tests for cancer, the usefulness of genetic information to tailor treatment to patients, the ability of the Company to make its ResponseDX: Lung, ResponseDX: Colon and ResponseDX: Gastric tests available and other statements identified by words such as "projects," "may," "could," "would," "should," "believes," "expects," "anticipates," "estimates," "intends," "plans" or similar expressions.

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

The recent microarray- and RT-PCR-based studies showing that gene expression profiles can predict eventual clinical outcomes (such as long or short survival) for patients have generated great interest because they demonstrated the potential of gene expression profiling in cancer prognosis. However, before predictive gene profiles are adopted for individualized therapy, the findings of these initial studies will require independent validation using larger sets of clinical specimens and prospective trials of the markers in a large patient population will be essential. This large number of specimens is readily available from patient biopsies embedded in paraffin. Until recently, microarray analysis of formalin fixed paraffin embedded, or FFPE tumor specimens was not possible.

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

ResponseDX: Lung™, ResponseDX: Colon™, and ResponseDX: Gastric™

ResponseDX: Lung™ comprises six tests: ERCC1 expression, RRM1 expression, TS expression, KRAS mutational analysis, EGFR amplification and EGFR mutational analysis and ResponseDX: Colon™ comprises six tests: ERCC1 expression, KRAS mutational analysis, TS expression, EGFR amplification, and BRAF mutational analysis. ResponseDX: Gastric comprises three tests:  The Response DX test measures the RNA expression of ERCC1, TS, and RRM1by RT-PCR from a patient's tumor tissue. PCR analysis of DNA from the patient's sample is used to determine EGFR amplification and BRAF, EGFR and KRAS mutational status.

Furthermore, we have found that KRAS, BRAF and EGFR mutations can be analyzed in various other tumor types.  Therefore, we are also offering these tests in other tumor types.  For example, there are a number of pharmaceutical agents in clinical trials targeting BRAF in melanoma.  Physicians are ordering our tests to determine whether patients may benefit from a clinical trial of a new agent.

We have developed assays for single genes comprising the ResponseDX panels for use in our CLIA lab.  Assay development of these tests was done through rigorous validation procedures which determine the accuracy (sensitivity and specificity) of each test. We believe our tests are among the most reliable that are currently available on the market. Our experience in this area allows us to continue to develop additional tests for these and other ResponseDX panels.  In the near term we are developing tests for antthracycline sensitivity in breast cancer and a test for EML 4-ALK fusion genes which are important for sensitivity to targeted therapy in lung cancer. Similarly, in bladder cancer, we are developing a test including ERCC1 and other genes associated with sensitivity to platinum, vinblastin and epirubicin  containing regimens.

Sales, Marketing and Client Services for ResponseDX tests

We offer our ResponseDX test services nationwide through a specialized sales force focused on serving the specific needs of customers in the area of oncology.  Our sales force currently operates out of eleven states and focuses on community based oncologists, hospitals and physician offices.  Our sales force is compensated through a combination of salaries, commissions based upon actual sales performance and bonuses, all at levels commensurate with each individual’s qualifications, performance and responsibilities. Our test services are also offered through the clinical laboratories service company Neogenomics Laboratories, a company focused on genetic diagnostic tests.  Our tests are also offered internationally through the clinical laboratories company Genetic Technologies Ltd, a company focused on genetic testing and reproductive services business.

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

We have developed preliminary gene sets for predicting risk of recurrence in early stage non-small cell lung cancer after surgery through analysis of 80 patient specimens by microarray. This “product candidate” must be validated in a larger set of patient specimens  in the research setting. Since lung cancer is among the highest frequency cancers around the world, patient specimens are available from many sites. We have chosen to prioritize development of a diagnostic test to predict outcome for this cancer. Generally, Stage 1A and 1B lung cancer is not treated with chemotherapy even though these patients have a 50% risk of recurrence within five years. The patient is considered in remission unless and until the tumor recurs. At the time of recurrence chemotherapy is administered. However, if there were a test for high risk of recurrence, then the physician could treat the patient right away with chemotherapy rather than waiting for the recurrence.

Our plan is to use our proprietary technologies to analyze these archived patient specimens and to correlate the data with clinical outcomes so that we can develop diagnostic tests to predict likelihood of recurrence and responsiveness to chemotherapy.

After preliminary validation of the predictive gene set, a formal clinical trial will be designed to prove the ability of the gene set to accurately predict outcome in additional patients using reagents available from Affymetrix. Since RGI is able to analyze archived FFPE tissue, the patients included in this trial will have been treated years ago, but the outcome will be blinded to RGI by the clinical investigators until the end of the trial. The number of specimens required in this clinical trial will be determined by the accuracy in which the preliminary gene set can predict the first series of specimens in the research study. Based on the current predictability of our gene set, over 90% accuracy, we estimate that the clinical trial will require an additional 100-200 early stage lung cancer patients. Additional trials may then be launched at various sites to continue to refine the accuracy of our assay.

The analysis of the first two series of patient specimens is complete and statistical analysis is being performed. Using these results, analysis of additional retrospective clinical trials may be performed.  Our plan is to develop a CLIA compliant laboratory developed test using the outcome of this data.  This process will take approximately one to two years.   If compliance with additional regulatory agencies is required, it will add approximately two to three additional years.

There are a number of diagnostic test developers available to partner with us during the clinical trial and test launch process. Roche, with whom we have a strategic alliance, is one of these providers.

• Develop a lung cancer chemotherapy response test. In addition to our tests for recurrence for various forms of cancer, we also intend to develop a test to determine responsiveness to chemotherapy treatment for lung cancer. Of the 169,000 newly diagnosed lung cancer patients in the United States, a majority will receive chemotherapy as an initial treatment. Of those who receive chemotherapy, greater than 90% are given the combination of Paclitaxel/Carboplatin as their first chemotherapy. Paclitaxel/Carboplatin is only effective in about 19% of the patients for whom it is prescribed. We intend to develop a pharmacogenomic test to determine whether an individual patient will be included in the 19% of NSCLC patients responding to Paclitaxel/Carboplatin or whether the patient should consider a different chemotherapy. Clinical trial specimens are available to us for development of this test, however, there can be no assurance that we will be successful in developing this test, or if developed, that such a test will be commercially viable.

In June 2006, we presented at the American Society of Clinical Oncology (ASCO) meeting the first study demonstrating the possibility of a predictive molecular test derived by microarray analysis of patients’ FFPE tumor biopsies.

These preliminary studies in lung cancer using our technologies for RNA extraction from FFPE have produced gene expression profiles which describe the probability of recurrence among patients with early stage lung cancer. Other expression profiles have been generated predicting the risk of metastases. By applying our technologies to early stage non-small cell lung cancer, we have:

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

We believe that this study represents the first “biologically significant” result using microarray analysis of FFPE specimens.

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

In addition to our studies in lung cancer, we have developed similar preliminary predictive gene sets for cancer recurrence after surgery for pancreatic, colon and esophageal cancers. In each of these studies we analyzed patient specimens from early stage cancers and developed predictive gene sets by microarray analysis. We have analyzed an average of 40 specimens from each of these cancer types but will require more research to validate these gene sets. We have entered into an agreement with Duke University to obtain additional NSCLC specimens.

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

Develop a bladder cancer chemotherapy response test. We intend to develop a test to determine responsiveness to adjuvant chemotherapy treatment for advanced bladder cancer. We have analyzed a series of bladder tumors from patients enrolled for adjuvant therapy in the AUO-AB 05/95 phase III trial. In May 2009, at the ASCO meeting, the results of this study, which investigated the relationship between multidrug-resistance 1 (MDR1) gene expression and ERCC1 gene expression to outcome was announced.  This study provided the foundation for development of a diagnostic test for improving chemotherapy of bladder cancer.  We plan to further analyze additional specimens to develop a gene set and development of the diagnostic test will be similar to the lung test

• Develop a cancers of unknown primary test. About 5% of patients suffer from cancer without knowing where the tumor originated. For example, the cancer may have invaded both the colon and the lungs. Treatments for lung cancer are quite different from treatments for colon cancer. Therefore, we are planning to develop a diagnostic test using microarray methods for determination of the origin of the cancer. We have collected patient specimens from a series of cancers that have been diagnosed as tumors of unknown origin. These include gallbladder, pancreas, gastric, kidney, breast, prostate cancer and others. We intend to analyze these specimens using microarray methodology and develop a gene set that will identify the origin of the tumor. We are in the early stages of planning our research analysis of these specimens. Development of a diagnostic test will be similar to the lung cancer test.

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

China. We offer our services in China through a collaboration arrangement with an established biotech company, Shanghai Biochip Company, Ltd. (“SBC”). This collaboration is necessary, since the Chinese government does not allow shipment of patient specimens outside of China for processing elsewhere. We believe that placement of a laboratory in China is important because several of our pharmaceutical clients have stated that they have clinical trial specimens stored in China that they have not been able to analyze. Additionally, prospective clinical trials are planned in China as part of an effort to get drugs approved in China.  In the collaboration we provide the technology and training, and SBC provides the space, equipment and the staff.

• Japan and Asia (except China and India). We offer our services in Japan through a collaboration arrangement with Hitachi Chemical Co., Ltd. (“Hitachi”), a leading diagnostics manufacturer in Japan.  Under this arrangement, Hitachi processes specimens collected throughout Asia, except China and India, and Australia using our technology. Pharmaceutical clients have requested analysis of patient specimens on site in Japan and surrounding countries for prospective clinical trials due to the need to analyze the patient sample within five days of surgery.

• Europe. We offered our pharmacogenomic testing at a site in Edinburgh, Scotland, which was associated with the University of Edinburgh and Edinburgh Royal Infirmary. We established a subsidiary, Response Genetics, Ltd. in November 2006 through which we managed the work at this site. As of March 2009, the laboratory in Edinburgh was consolidated with the laboratory in Los Angeles due to the ability to ship patient specimens to Los Angeles and to analyze these samples within five days of surgery, thus no longer necessitating a laboratory on site in Europe. We intend to offer our services in Europe with the actual analysis being occurring in Los Angeles.

We believe that growth in our pharmacogenomic testing services business will be enhanced by our ability to process specimens in various locations throughout the world. To our knowledge, we will be the only company offering this type of service with consistent results at various sites around the world to the industry.

Growth Through Strategic Relationships.

• Collaboration with Roche Molecular Systems, Inc. Once a predictive biomarker has been found to be associated with response to a particular chemotherapeutic agent, a pharmaceutical company client may wish to develop a companion in vitro diagnostic (IVD) kit, to be available for testing the patient population globally as their drug is approved. Such a test that determines patient responsiveness to their drug could enhance the probability of approval of the new agent with the Food and Drug Administration (FDA). In order to provide such a test using higher quality reagents and with global distribution potential, we have formed a collaboration with Roche. Once we have developed effective research-grade reagents for a particular biomarker or series of biomarkers, the pharmaceutical company may contract directly with Roche to generate reagents compliant with FDA standards for development of IVD tests to replace our research reagents for a particular biomarker or series of biomarkers. We will use these high quality reagents comprising the pre-IVD test for positivity of a particular biomarker or series of biomarkers as a requirement to enroll a patient in prospective clinical trials. Data from these trials will be submitted to the FDA for approval of an IVD kit for response simultaneously with the approval of the New Drug Application. Since we are involved in the discovery of the genes involved for response to a particular chemotherapy with the pharmaceutical client, we enjoy royalty free and exclusive rights to analyze the prospective trial specimens for these biomarkers. These include specimens generated from the large phase II and phase III trials to be submitted to the FDA, EMEA and other global regulatory agencies for approval of the drug. The value of this relationship is that we provide for the pharmaceutical industry testing services that produce research-grade assays for development of biomarkers and determination of the appropriate target populations for their therapy, and potentially enhance their opportunity for clinical trial success in enriched patient populations. In this way individualized therapy will be available to patients, and the speed to market of chemotherapy agents targeted to a subset of the population that would not have met the criteria for approval for the entire population will be increased.

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

License Agreement with the University of Southern California

In April 2000, as amended in June 2002 and April 2005, we entered into a license agreement with USC, pursuant to which USC granted us a worldwide, exclusive license with the right to sublicense, the patents for RGI-1 and related technology, for use in human and veterinary diagnostic laboratory services, the sale of clinical diagnostic products, and the sale of research products to the research community. We are obligated under the agreement to use best efforts to work toward the commercialization of the licensed technology. In consideration for this license, we are obligated to pay royalties to USC, as a percentage of net sales of products or services using the technology, and to meet a certain minimum in royalty payments. Royalty expense for the years ended December 31, 2009 and 2008 was $227,956 and $79,052, respectively. USC retains the right under the agreement to use the technology for research and educational purposes.

Upon authorization from us, USC has the obligation to undertake all responsibilities for the filing, prosecution and maintenance of all patents covered under the license; however, we have agreed to reimburse USC for all associated costs. If we elect not to pursue a particular patent, the rights to that patent revert to USC, if USC takes the necessary steps to prosecute and maintain the patent; if USC does not undertake such actions, the exclusive license rights to the patent remain with us. We bear full responsibility for enforcement of patent rights against all claims of infringement by third parties and the right, but not the obligation to bring action against any alleged infringement of the licensed patents by third parties, bearing all costs. USC has the right to pursue any offensive enforcement we chose not to pursue at its own expense and we may agree with USC to pursue such action jointly, sharing all related costs.

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

License Agreement with Roche Molecular Systems, Inc.

In November 2004, we entered into a license agreement with Roche, pursuant to which we are collaborating with Roche to produce commercially viable assays related to the validation of genetic markers for pharmaceutical companies. Specifically, we have licensed the rights to Roche to use the pre-diagnostic assays we develop in the course of using our RNA-extraction technologies to provide testing services to pharmaceutical companies, to produce diagnostic kits that then can be sold commercially to those pharmaceutical companies. Roche is required to pay us royalties of a certain percentage of net sales of the diagnostic kits sold to pharmaceutical companies.   For the years ended December 31, 2009 and 2008 there were no royalties received by us for this arrangement.

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

In consideration for this license, we are obligated to pay royalties to Roche, as a certain percentage of revenues we receive from performing services using the licensed technology. Royalty expense for the years ended December 31, 2009 and 2008 was $198,279 and $292,481, respectively.

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

Services Agreement with Taiho Pharmaceutical Co., Ltd.

In July of 2001, we entered into an agreement with Taiho pursuant to which we will provide Taiho with molecular-based tumor analyses for use in its business development and marketing of pharmaceutical and diagnostic products for use against cancer. Pursuant to the agreement, we appointed Taiho as the exclusive purchaser in Japan of tests and testing services based upon RGI-1 using gene expression through 2010 for: (i) any one or the combination of specified molecular markers, (ii) the therapeutic use of specified compounds, or (iii) the diagnosis or therapeutic treatment of specified precancerous and cancerous diseases. We also granted Taiho the right to be a non-exclusive purchaser in Japan of tests and testing services based upon RGI-1 using gene expression, other than those for which Taiho has exclusivity, for: (i) any one or combination of molecular markers, (ii) the therapeutic use of any compound or biological product against cancer, or (iii) the diagnosis or therapeutic treatment of precancerous and cancerous diseases.

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

In consideration for the testing services provided, Taiho made a fixed amount advanced payment to us and is obligated to pay regular testing fees, covering the specific services performed on a monthly basis which was initially recorded as deferred revenue and has subsequently been fully recognized. Taiho is obligated to purchase a minimum amount of testing services from us during each calendar quarter through 2010. Revenue recognized under this agreement for the years ended December 31, 2009 and 2008 was $1,782,950, and $1,844,725, respectively. We obtained a non-exclusive sublicense from the University of Southern California for Taiho for distribution of the testing services in Japan. We retain all intellectual property rights to our proprietary testing services and materials, other than specimens provided by Taiho, and all related patent applications provided that, however, Taiho retains all intellectual property rights to the results of the testing services performed under the agreement.

Taiho has agreed to indemnify us against any damages claims brought by third parties based on the distribution of the testing services; any claims related to false advertising or unfair competition; and any regulatory challenges. We have agreed to indemnify Taiho against claims of intellectual property infringement related to the testing services. Both parties have agreed to indemnify one another against any breaches of warranties or failures to perform obligations under the agreement. We have agreed to maintain comprehensive general liability insurance for the term of the agreement and for a specified period thereafter. Either party has the right to terminate the agreement in the event of an uncured material breach by the other party, upon written notice, or for cause, as defined under the agreement. Since we do not hold a patent for RGI-1 in Japan, we have agreed to negotiate to adjust Taiho’s fee obligations in the event that a third party obtains a patent for similar testing services in Japan and offers those services at a competitive rate. In the event that we cannot reach an agreement Taiho has the right to terminate the agreement upon fulfilling certain notice obligations. In addition, should Taiho terminate the agreement for cause, Taiho retains the right to have Dr. Peter Danenberg and/or Kathleen Danenberg provide the testing services in the same manner as we provide them under the agreement. In January 2010, this agreement with Taiho was renewed for an additional three years. According to the terms of the renewal, Taiho’s appointment as an exclusive purchaser of tests and testing services in Japan through 2010 and its minimum purchasing obligations were extended through 2010.

Services Agreement with SmithKline Beecham Corporation (d.b.a. GlaxoSmithKline) (“GSK”) and Amended and Restated Service Agreement with GSK

In January 2006, we entered into an agreement with GSK, pursuant to which we provide services in relation to profiling the expression of various genes from a range of human cancers. Under the agreement, we will provide GSK with testing services as described in individual protocols and GSK will pay us for such services based on the pricing schedule established for each particular protocol. GSK is obligated to make minimum annual payments to us under the agreement and also was obligated to make a non-refundable upfront payment to us of $2,000,000, which was initially recorded as deferred revenue, to be credited against work undertaken pursuant to the agreement.  Revenue recognized under this agreement for the year ended December 31, 2009 and December 31, 2008, was $190,935 and $1,255,031 respectively.  GSK retains the rights to any intellectual property resulting from our performance of the testing activities contemplated under the agreement, and we have agreed to cooperate with and assist GSK with taking any steps necessary for obtaining copyright protection for such intellectual property. We retain all intellectual property rights to our proprietary testing and gene production processes and all related patents.

Both parties have agreed to indemnify one another mutually against any liabilities to third parties arising from a party’s negligence or failure to perform activities contemplated under the agreement or as a result of any material breaches of the agreement by a party, or an employee or affiliate of that party. The initial term of the agreement extended until January 2009. In December 2008 we entered into an Amended and Restated Master Service Agreement with GSK to extend the agreement for two years. Subsequently, the parties have the option to extend the agreement for one-year renewal periods upon their mutual written consent. GSK has the right to terminate the amended and restated agreement or any particular study to be performed under the agreement, with or without cause, upon prior written notice to us. Either party may terminate the agreement upon written notice, for uncured material breach or for cause, as defined under the agreement. In addition, we will become a preferred provider to GSK and its affiliates of genetic testing services on a fee-for-service basis and, in anticipation of the services to be provided, GSK agreed to make a non-refundable upfront payment of approximately $1,300,000 which was received on January 5, 2009. This payment was classified as deferred revenue and will be used for future work undertaken in the period beginning on January 1, 2009 and ending on December 31, 2010. The amount of deferred revenue for this agreement at December 31, 2009 is $1,400,933 of which $1,294,768 related to the Amended and Restated Master Service Agreement signed in December 2008.

Master Laboratory Test Services Agreement with GlaxoSmithKline Biologicals (“GSK Bio”) and Amended and Restated Service Agreement with GSKBio

In December 2006, the Company entered into an agreement with GSK Bio pursuant to which it will provide testing services, principally in relation to profiling the expression of various genes from a range of human cancers. The Company will conduct the testing services on tissue specimens provided by GSK Bio. The agreement required that GSK Bio make an upfront payment of $2,620,000, which was received by the Company in December 2006. The agreement further specifies that GSK Bio will pay annual minimum payments in 2007, 2008 and 2009 and that the upfront payment made in December 2006 will be credited against the annual minimum payments in 2007 and 2008. The agreement also provides that any differences between the annual minimum payments made in 2007, 2008 or 2009 and the amounts due to the Company for testing services performed on specimens submitted by GSK Bio during the three years ending December 31, 2009 be credited towards services performed during the year ending December 31, 2010, the final year of the agreement. The amounts received under this agreement were recorded initially as deferred revenue. If the Company ceases to provide services under the Amended and Restated Agreement for any reason, the Company shall remit to GSK Bio payment of the then remaining balance of the existing credit within sixty days of the date on which the Company ceased to provide services to GSK Bio.

In December 2007, the Company amended its agreement with GSK Bio whereby GSK Bio would make the remaining minimum payments under the agreement in one lump sum. This payment of approximately $2,722,000 was received in January 2008 and was initially accounted for as part of deferred revenue. The timing of the recognition of these amounts is dependent upon when GSK submits the specimens for testing.

On September 7, 2009, the Company amended and restated its master service agreement with GlaxoSmithKline Biologicals (“GSK Bio”), the vaccine division of GlaxoSmithKline (the “Amended and Restated Agreement”).  Pursuant to the Amended and Restated Agreement, the parties agreed that GSK Bio has accrued an aggregate credit under the terms of the original agreement, representing the balance of deferred revenue relating to this agreement at that date, which amount shall be allocated towards services rendered to GSK Bio during the remaining term of the agreement as described below. The amount of deferred revenue related to GSK Bio at December 31, 2009 and 2008 is $2,588,896 and $3,120,027, respectively.  The Company recognized $3,631,716 and $3,420,748 in revenue for the years ended December 31, 2008, and 2009, respectively.

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

Service Provider Agreement with Affymetrix

We have obtained from Affymetrix a non-exclusive, non-transferable, non-sublicensable license to use its GeneChip® microarrays to provide our pharmacogenomic testing services to our academic, biotech and other industrial clients. Under this agreement, we work with Affymetrix pursuant to a formal service provider arrangement. Prominent among the features of this arrangement is that each party has the right to use the other party’s trademarks and logos in the course of advertising and marketing their own products and services. However, such right may be terminated at the option of either party if the other party’s use does not meet the first party’s usage policy. Except as expressly agreed to, Affymetrix retains all rights or licenses to any patents or other intellectual property owned or licensable by it. This agreement also greatly expands our right to market and sell the results of our pharmacogenomic testing using Affymetrix’s proprietary probe arrays. We pay Affymetrix based on the number of their probe arrays we use on a quarterly basis, pursuant to pricing schedules broken down by the type of client to whom we are providing our services. In addition, our clients also may purchase probe arrays directly from Affymetrix and direct that Affymetrix ship those probe arrays to us, for dedicated use in conducting pharmacogenomic testing services for such clients. During the years ended December 31, 2008 and December 31, 2009, we paid $155,402 and $44,790, respectively, to Affymetrix under this agreement.

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

Our agreement with SBC has an initial term of five years, with an automatic renewal for an additional three-year term unless either party gives 90 days notice in advance of the renewal date of its intent not to renew. We may terminate the agreement on the occurrence of: (i) errors in SBC’s processing of samples that exceeds levels in our other facilities; (ii) the inability to achieve laboratory qualifications within 12 months; (iii) the failure to adequately address quality concerns raised by two or more customers; and (iv) refusal by SBC to agree on a reasonable request for a SOW. Either party may terminate this agreement for uncured material breach, insolvency or bankruptcy, or substantial use of the name of the other party without consent. For the years ended December 31, 2008 and 2009, no testing services were performed.

Agreement with Hitachi Chemical Co., Ltd.

On July 26, 2007, we entered into a collaboration agreement with Hitachi Chemical Co., Ltd. (“Hitachi”), a leading diagnostics manufacturer in Japan (the “Hitachi Agreement”). Under the terms of this agreement, Hitachi will begin using our proprietary and patented techniques to extract genetic information from FFPE tissue samples collected in Southeast Asia, Australia and New Zealand. As part of this collaboration agreement, we will provide Hitachi with the technical information and assistance necessary to perform the testing services. Hitachi also plans to introduce us to potential new testing services customers in the region to expand the testing of FFPE clinical samples in Asia. The Southeast Asian countries covered under this agreement include Japan, North Korea, South Korea, Taiwan, Mongolia, Pakistan, Bangladesh, Sri Lanka, Nepal, Singapore, Malaysia, Indonesia, Brunei, Thailand, Myanmar, Laos, Cambodia, Vietnam and the Philippines (the “Territory”).  For the year ended December 31, 2009, there were no fees paid to us related to testing services from new customers.

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

First, we exclusively license from USC the use of the RGI-1 extraction method, which has been patented in the United States. Currently, this exclusive license includes four United States patents related to this technology. We use this patented method when processing specimens, particularly isolating RNA from FFPE tissue, as part of our contractual obligations with various clients, including Taiho. We also have proprietary rights in additional variations on the RGI-1 extraction technology, for which patent applications are pending in the United States and in select critical countries. We also use or intend to use these proprietary methods when meeting our contractual obligations with various clients and when developing diagnostic tests for cancer. We intend to protect these proprietary technologies, including our RGI-2 extraction method, by continuing to file patent applications in the United States and abroad.

Next, we have identified and are in the process of identifying tumor response markers, which provide an indication of an anti-cancer drug’s effectiveness or ineffectiveness based upon the level of such determinant in a particular tumor. We intend to protect these proprietary developments to the extent allowable under current law. We have patented and have patent applications pending related to certain tumor response markers in the United States and in select critical countries. For example, we have patented methods of quantifying expression of response markers from tumor tissue, which provide guidance in determining appropriate chemotherapeutic regimens for patients that are candidates for treatment with particular chemotherapies. Currently, we have eleven United States patents that relate to certain tumor markers. Such markers include thymidylate synthase (TS), dihydropyrimidine dehydrogenase (DPD), excision repair gene CC1 (ERCC1), glutathione-s transferase pi (GST-π), epidermal growth factor receptor (EGFR) and HER2/neu gene. We use some of these patented methods as part of our contractual obligations with various clients. Additionally, we have licensed the use of our HER2/neu methods to Roche. We have also licensed the use of certain markers and technology know-how to GSK.

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

We have and will continue to pursue the registration of our trademarks in the United States and internationally. Response Genetics, Danenberg Tumor Profile, Man in Circle Design, and DTP are registered trademarks in the United States. We have pursued additional marks by filing trademark applications in the United States and abroad. We currently hold the domain names www.responsegenetics.com and www.responsedx.com.

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

HIPAA Compliance and Privacy Protection

The Health Insurance Portability and Accountability Act of 1996 (HIPAA) established comprehensive federal protection for the privacy and security of health information. The HIPAA standards apply to three types of organizations, or “Covered Entities:” health plans, health care clearing houses, and health care providers who conduct certain health care transactions electronically (“Standard Transactions”). Covered Entities must have in place administrative, physical and technical safeguards to protect against the misuse of individually identifiable health information. Additionally, some state laws impose privacy protections more stringent than HIPAA’s and some states impose privacy obligations specifically applicable to clinical laboratories.  Additionally, many states have implemented data breach laws requiring additional security measures for certain types of personal information and also public notification of the theft, breach or other loss of personal information. There are also international privacy laws, such as the European Data Directive and various national laws implementing the Data Directive, that impose restrictions on the access, use, and disclosure of health information and other types of identifiable personal information. All of these laws may impact our business. As of December 31, 2008, we became a Covered Entity subject to HIPAA privacy and security standards because our testing services became reimbursable by insurance payors and we began conducting Standard Transactions. We formed an active program designed to address HIPAA regulatory compliance.  This program will likely require periodic updating to comply with amendments to HIPAA. Regardless of our own Covered Entity status, HIPPA presently applies to many of the facilities and physicians with whom we do business and controls the ways in which we may obtain tissue specimens and associated clinical information from those facilities and physicians. We believe we have taken the steps required for us to comply with applicable health information privacy and confidentiality statutes and regulations under both federal and applicable state jurisdictions. However, we may not be able to maintain compliance in all jurisdictions where we do business. Our failure to comply with these privacy laws or significant changes in the laws restricting our ability to obtain tissue specimens and associated patient information could significantly impact our business and our future business plans.

Food and Drug Administration

The U.S. Food and Drug Administration, or the FDA, regulates the sale or distribution in interstate commerce, of medical devices, including in vitro diagnostic test kits. The information that must be submitted to the FDA in order to obtain clearance or approval to market a new medical device varies depending on how the medical device is classified by the FDA. Medical devices are classified into one of three classes on the basis of the controls deemed by the FDA to be necessary to reasonably ensure their safety and effectiveness. Class I devices are subject to general controls, including labeling, pre-market notification and adherence to the FDA’s quality system regulation, which are device-specific good manufacturing practices. Class II devices are subject to general controls and special controls, including performance standards and post-market surveillance. Class III devices are subject to most of the previously identified requirements as well as to pre-market approval. Most in vitro diagnostic kits are regulated as Class I or Class II devices. Entities that fail to comply with FDA requirements can be liable for criminal or civil penalties, such as recalls, detentions, orders to cease manufacturing and restrictions on labeling and promotion.

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

The diagnostic and chemotherapy response tests being developed by Response Genetics include the use of gene sets involving multiple genes and algorithms to determine whether a patient falls into a high or low risk for recurrence of response to a particular chemotherapy. Response Genetics plans to continue development of these tests as “in house” tests until the degree to which these tests are to be regulated by the FDA becomes clearer. We will continue to monitor both the FDA and Congress and we intend to comply with any new requirements that may apply.

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

Regulation of Reimbursement and Coverage

Revenues for clinical laboratory testing services come from a variety of sources and depend significantly on the availability of third-party reimbursement, including from Medicare and Medicaid programs, commercial insurers and managed care organizations. We are a Medicare laboratory services provider and intend to become a Medicaid laboratory services provider. We also receive reimbursement from third-party payors for our testing services. However, as is the case with health care services generally, the majority of payors pay for our testing services at varying levels that may be significantly lower or otherwise differ from our list prices. Obtaining reimbursement from third-party payors is both time consuming and expensive. Payment from third-payors may not be sufficient to allow us to sell our services on a profitable and competitive basis.

In 2009, we derived approximately 36% of our net sales of ResponseDX testing services directly from the Medicare program and 3% in 2008. Therefore, compliance with complex Medicare reimbursement rules is important to our operations. Once Medicare has determined that it will cover a particular test, or that a test will be provided as a benefit, payment is generally made under the Clinical Laboratory Fee Schedule with amounts assigned to specific procedure billing codes. Each Medicare carrier jurisdiction has a fee schedule that establishes the price for each specific laboratory billing code. This fee schedule is updated annually. As a Medicare-participating laboratory based in California, we bill the Medicare program's California contractors and will have to comply with this contractor's coverage and payment policies. In recent years, both government and private sector payers have made efforts to contain or reduce health care costs, including reimbursement for clinical laboratory services.

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

Competition

We provide services in a segment of the healthcare industry that is highly fragmented and extremely competitive. Any failure to respond to technological advances and emerging industry standards could impair our ability to attract and retain clients. This industry is characterized by rapid technological change. Our actual and potential competitors in the United States and abroad may include major pharmaceutical, biotechnology, genomic and diagnostic companies such as Genomic Health, Inc., Genzyme Corpand Clinical Data, Inc., large clinical laboratories, universities and other research institutions. Many of our potential competitors have considerably greater financial, technical, marketing, research and other resources than we do, which may allow these competitors to discover important information and technology before we do. It is anticipated that competition will continue to increase due to such factors as the perceived potential for commercial applications of biotechnology and the continued availability of investment capital and government funding for cancer-related research. Our competitors may succeed in developing diagnostic products that circumvent our technologies or product candidates. Also, our competitors may succeed in developing technologies or products that are more effective than those that will be developed by us or that would render our technology or product candidates less competitive or obsolete.

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

Employees

As of December 31, 2009, we had 56 full-time and part-time employees. We employ 50 full-time and 6 part-time employees. Our wholly-owned subsidiary, Response Genetics, Ltd. employed 10 full time employees; however, in connection with the reduction of workforce pursuant to which the Company closed its United Kingdom testing facility to consolidate services at its CLIA-certified laboratory facilities in Los Angeles, we made all of these employees redundant in February 2009.  Our employees are not represented by any collective bargaining organizations and we consider our relations with our employees to be good.

Reports to Security Holders

We are a Delaware corporation with our principal executive offices located at 1640 Marengo Street, 6th Floor, Los Angeles, CA 90033. Our telephone number is (323) 224-3900 and our web site address is  www.responsegenetics.com . We make available free of charge through the Investor Relations section of our web site our quarterly reports on Form 10-Q, our Annual Report on Form 10-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically file with or furnished to the Securities and Exchange Commission.

Item 1B. Unresolved Staff Comments.

None.

Item 2.  Properties.

Our corporate headquarters are located at 1640 Marengo St., Los Angeles, California, 90033. We sub-lease a total of 15,103 square feet of space, adjacent to the University of Southern California, where research and development and administrative functions are performed. Our current lease expires on March 31, 2011. We believe that our facility is sufficient for our U.S. operations in the near term. We also sub-lease 180 square feet of space at 103 South Carroll Street, Suite 2b, Frederick, Maryland 21701, where administrative functions are performed. Our current lease expires on August 31, 2010.

Our subsidiary, Response Genetics Ltd., maintained its headquarters at Chancellor’s Building, Royal Infirmary of Edinburgh, 49 Little France Crescent, Edinburgh Scotland EH16 5JB. We leased 490 square meters of space (approximately 5,275 square feet of space), where our administrative functions and laboratory functions were performed. We terminated this lease on April 30, 2009.

Item 3. Legal Proceedings.

The Company is, from time to time, involved in legal proceedings, regulatory actions, claims and litigation arising in the ordinary course of business. These matters are not expected to have a material adverse effect upon the Company’s financial statements.

Part II

Item 4.  Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Common Stock is traded on the NASDAQ Capital Market under the symbol "RGDX" and has been trading since our initial public offering on June 4, 2007. The following table sets forth the range of high and low sales prices of our Common Stock, based on the closing price of our Common Stock on a given day, in each quarter since our Common Stock began trading.

	2009
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Stock price - High	$1.55	$1.37	$2.18	$1.95
Stock price - Low	$0.85	$1.02	$1.20	$1.10

	2008
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Stock price - High	$5.05	$3.85	$3.40	$3.33
Stock price - Low	$3.50	$3.11	$2.63	$1.18

Stockholders

As of March 31, 2010, there were approximately 43 stockholders of record of the 18,302,532 outstanding shares of Common Stock.

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

In connection with the Special Situations Funds Private Placement, we also entered into a Registration Rights Agreement, dated February 27, 2009, (the "Registration Rights Agreement") pursuant to which the Company filed a registration statement with the Securities and Exchange Commission ("SEC") to register the 2,000,000 shares for resale, which registration statement became effective on June 30, 2009.

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

On March 5, 2010, we entered into a Purchase Agreement with certain affiliates of and funds managed by Lansdowne Partners Limited Partnership, Greenway Capital Partners and Paragon Associates for the private placement of 3,005,349 newly-issued shares of our common stock at a per share price of $1.31.  The closing of the sale of the shares occurred on Friday, March 5, 2010.  In connection with the acquisition of the shares, the Purchasers were granted certain preemptive rights permitting them to maintain their percentage ownership interests in connection with future issuances of our capital stock, subject to various exceptions and limitations.  Lansdowne participated in the Private Placement by electing to exercise the preemptive rights granted to it pursuant to the Purchase Agreement by and between the Company and Lansdowne, dated July 22, 2009.

In connection with the Private Placement, we also entered into a Registration Rights Agreement, dated March 5, 2010, with the Purchasers (the “Registration Rights Agreement”) pursuant to which it has agreed to file, within 45 days of the closing of the Private Placement, a registration statement with the SEC to register the shares for resale, which registration statement is required to become effective within 120 days following the closing.  We also granted certain "piggyback" registration rights to the Purchasers which are triggered if we propose to file a registration statement for its own account or the account of one or more shareholders until the earlier of the sale of all of the shares or the shares become eligible for sale under Rule 144(b)(1) without restriction.

Purchases of Equity Securities

The Company made no purchases of its equity securities in the period covered by this annual report.

Item 5. Selected Financial Data.

The following selected consolidated statement of operations data for the years ended December 31, 2009 and 2008 and the balance sheet data at December 31, 2009 and 2008 have been derived from our audited consolidated financial statements, which are included elsewhere in this report.  Historical results are not necessarily indicated of the results of operations for future periods.  The following data is qualified in its entirety and should be read in conjunction with the rest of the information contained in this section and our consolidated financial statements and related notes included elsewhere in this report.

Consolidated Statement of Operations Data:

	Year ended	Year ended
	December 31, 2008	December 31, 2009

Revenue	$7,124,771	$9,066,683
Operating expenses:
Cost of revenue	$3,965,888	$5,720,825
Selling and marketing	$878,706	$3,621,030
General and administrative	6,679,992	$6,085,628
U.K. expenses	$3,371,513	$752,901
Research and development	$2,088,832	$2,293,303
Operating loss	$(9,860,160)	$(9,407,004)
Net loss	$(9,485,538)	$(9,341,055)

Net loss per common share:
Basic and diluted	$(0.93)	$(0.70)

Weighted average common shares outstanding:
Basic and diluted	10,239,276	13,276,095

Consolidated Balance Sheet data:

	December 31, 2008	December 31, 2009
Consolidated Balance Sheet Data:
Cash and cash equivalents	$9,545,000	$7,058,365
Total assets	$13,548,053	$10,792,974
Common stock classified outside of stockholders’ equity	$—	$3,975,279
Total stockholders’ equity	$6,870,871	$649,220

Item 6 Management’s Discussion and Analysis of Financial Condition and results of Operations.

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

The following discussion of our financial condition and results of operation should be read in conjunction with our audited financial statements and related notes to the financial statements included elsewhere in this annual report on Form 10-K for the years ended December 31, 2009 and 2008. This discussion contains forward-looking statements that relate to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward looking statements.

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

Clinical studies have shown that not all cancer chemotherapy works effectively in every patient, and that a number of patients receive therapy that has no benefit to them and may potentially even be harmful. Our goal is to provide cancer patients and their physicians with a means to make informed, individualized treatment decisions based on genetic analysis of tumor tissues. Our pharmacogenomic analysis of clinical trial specimens for the pharmaceutical industry may provide data that will lead to a better understanding of the molecular basis for response to specific drugs and, therefore lead to individualized treatment. We are focusing our efforts in the following areas:

•	Continued commercialization of our ResponseDX ™ tests;

•	Developing additional diagnostic tests for assessing the risk of cancer recurrence, prediction of chemotherapy response and tumor classification in cancer patients; and

•
Expanding our pharmacogenomic testing services business into and creating a standardized and integrated testing platform in the major markets of the healthcare industry, including outside of the United States.

Our patented technologies enable us to reliably and consistently extract the nucleic acids RNA and DNA from tumor specimens that are stored as formalin-fixed and paraffin-embedded, specimens and thereby to analyze genetic information contained in these tissues. This is significant because the majority of patients diagnosed with cancer have a tumor biopsy sample stored in paraffin, while only a small percentage of patients’ tumor specimens are frozen. Our technologies also enable us to use the FFPE patient biopsies for the development of diagnostic tests. To our knowledge, we were the first company to generate clinically relevant information regarding the risks of recurrence of cancer or chemotherapy response using approximately 30,000 genes available from microarray profiling of FFPE specimens.

ResponseDX™

The outcome of cancer chemotherapy is highly variable due to genetic differences among patients. Some patients respond well with tumor shrinkage and increase in life span. Other patients do not obtain benefit from the same therapy but may still experience toxic side effects as well as delay in effective treatment and psychological trauma.

At present most chemotherapy regimens are administered without any pre-selection of patients on the basis of their particular genetics. However recent development of very sensitive molecular technologies has enabled researchers to identify and measure genetic and biochemical factors in patients’ tissues that may predict the probability of success or failure of many currently used anti-cancer agents. In order to increase the chances of a better chemotherapy outcome for cancer patients, we are developing genetic tests that will measure predictive factors for tumor response in tumor tissue samples. We have begun offering tests for non-small cell lung cancer (NSCLC) (ResponseDX: Lung™),  colorectal cancer (CRC) (ResponseDX: Colon™) and gastric and gastroesophageal (GE) cancer  (ResponseDX: Gastric™) patients’ tumor tissue through our laboratory located in Los Angeles, California, which is certified under the Clinical Laboratory Improvement Amendments of 1988 (CLIA), and we anticipate offering additional tests for ovarian and pancreatic cancer in the future. These tests are proprietary based tests which serve to help oncologists make optional therapeutic decisions for cancer patients. The results from our tests may help oncologists choose among chemotherapy regimens to treat their cancer patients. On September 29, 2008, we announced an exclusive agreement with NeoGenomics Laboratories (OTCBB: NGNM) whereby NeoGenomics will offer our proprietary ResponseDx:Colon and ResponseDx: Lung tests nationwide. Under the terms of the agreement NeoGenomics will be the national exclusive clinical reference laboratory authorized to offer our proprietary tests through NeoGenomics national sales force and our sales team. Currently, our recently formed sales team has been expanded to 11 sales people located in the West Coast, Midwest, and East Coast areas of the United States.

Diagnostic Tests for Other Cancers

In addition to ResponseDX: Lung, ResponseDX: Colon, and ResponseDX: Gastric, we are developing and intend to commercialize tests for other types of cancer that identify genetic profiles of tumors that are more aggressive and recur rapidly after surgery. We also are identifying genetic profiles of tumors that are more or less responsive to a particular chemotherapy. Following the development of tests to predict the risk of recurrence after surgery, we intend to develop tests to determine the most active chemotherapy regimen for the individual patient at risk. Once developed and after obtaining any necessary regulatory approvals, we intend to leverage our relationships in the healthcare industry to market, sell or license these tests as a means for physicians to determine the courses of cancer treatment.

Expansion of our pharmacogenomic testing services business

We have started the expansion of our pharmacogenomic testing services business into major markets of the healthcare industry outside of the United States. We have a service laboratory in Japan and in China, through collaboration with some of our current clients in the pharmaceutical industry. The pharmaceutical industry is in need of standardized integrated worldwide analysis of clinical trial specimens. It is important to the pharmaceutical industry and the regulatory agencies that the same analytical methods are used for each clinical trial sample around the world so that the data can be easily compared and used for global drug development. Also, export of clinical trial specimens to the United States is restricted from some areas of the world, such as China. Our goal is to offer an analysis of patient specimens and generate consistent data based on integrated common platforms and technology into the major markets of the healthcare industry including outside of the United States.

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

Research and development expenses represented 12% of our total operating expenses for the years ended December 31, 2009 and December 31, 2008, respectively. Major components of the $2,293,303 in research and development expenses for the year ended December 31, 2009 included supplies and reagents for our research activities, personnel costs, occupancy costs, equipment warranties and service, patent fees, insurance, business consulting and sample procurement costs.

Critical Accounting Policies and Significant Judgments and Estimates

This discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as revenues and expenses during the reporting periods. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could therefore differ materially from those estimates under different assumptions or conditions. We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our financial statements.

Revenue Recognition

Revenues are derived from services provided to pharmaceutical companies and from revenues generated from our ResponseDX tests. Revenue is recognized in accordance with ASC 605-10-S99 Revenue Recognition, which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred and title and the risks and rewards of ownership have been transferred to the client or services have been rendered.  We record revenues when our tests have confirmed results which is evidence that the services have been performed; (3) the price is fixed or determinable; and (4) collectability is reasonably assured.

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

We recognize a portion of product revenue from our ResponseDX tests invoiced to Medicare on an accrual basis and to third-party payors, including private payors, on a cash basis. We have received our Medicare provider number which allows us to invoice and collect from Medicare. Our invoicing to Medicare is primarily based on amounts allowed by Medicare for the service provided as defined by Common Procedural Terminology (CPT) codes. We recognize revenue from third party and private payors currently on a cash basis until a collection history can be determined. Until we are reasonably assured about a pattern of collections we will continue to record revenues from third party payors of ResponseDX on a cash basis.

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

License Fees

We have licensed technology for the extraction of RNA and DNA from FFPE tumor specimens from USC in exchange for royalty fees on revenue generated by use of this technology. These royalties are calculated as a fixed percentage of revenue that we generate from use of the technology licensed from USC. Total license fees expensed in cost of revenue under the royalty agreement to USC were $79,052 and $227,956 for the years  ended December 31, 2008 and December 31, 2009, respectively, We also maintain a non-exclusive license to use Roche’s polymerase chain reaction (PCR), homogenous PCR, and reverse transcription PCR processes. We pay Roche a fixed percentage royalty fee for revenue that we generate through use of this technology. Royalties expensed in cost of revenue under this agreement totaled $292,481 and $198,279 or the years ended December 31, 2008 and December 31, 2009, respectively.

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

Accounts Receivable

We invoice our pharmaceutical clients as specimens are processed and any other contractual obligations are met. Our contracts with pharmaceutical clients typically require payment within 45 days of the date of invoice. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our clients to make required payments. We specifically analyze accounts receivable and historical bad debts, client credit, current economic trends and changes in client payment trends when evaluating the adequacy of the allowance for doubtful accounts. Account balances are charged-off against the allowance when it is probable the receivable will not be recovered. To date, our clients have primarily been large pharmaceutical companies. As a result, bad debts to date have been minimal and there is no allowance for doubtful accounts at either December 31, 2008 or 2009.

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

Income Taxes

We estimate our tax liability through calculations we perform for the determination of our current tax liability, together with assessing temporary differences resulting from the different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded in our balance sheets. Our management then assesses the likelihood that deferred tax assets will be recovered in future periods through future operating results. To the extent that we cannot conclude that it is more likely than not that the benefit of such assets will be realized, we establish a valuation allowance to adjust the net carrying value of such assets. The carrying value of our net deferred tax assets assumes that we will be able to generate sufficient future taxable income, based on management’s estimates and assumptions. These estimates and assumptions take into consideration future taxable income and ongoing feasible tax strategies in determining recoverability of such assets. Our valuation allowance is subject to significant change based on management’s estimates of future profitability and the ultimate realization of the deferred tax assets. The Company has established a full valuation allowance against its net deferred tax assets due to the uncertainty surrounding the realization of such assets.

Results of Operations

Years Ended December 31, 2009 and December 31, 2008

Revenue.  Revenues were $9,066,683 for the year ended December 31, 2009, as compared to $7,124,771 for the year ended December 31, 2008, an increase of $1,941,912, or 27%. This increase was attributable to an increase of $3,042,466 in net revenue associated with our new ResponseDX assays processed by our laboratory primarily as a result of the increase of our sales force from 3 sales people to a total of 15. This increase was partially offset by a $1,158,262 decrease in revenues from pharmaceutical clients. The decrease in our pharmaceutical client revenue was generated primarily due to a delay in receipt of samples to be tested from our pharmaceutical clients which we expect to receive later in 2010. For the year ended December 31, 2009, three of our clients, GSK, GSK Bio and Taiho, accounted for approximately 60% of our revenue, as compared to approximately 95% of our revenue for the year ended December 31, 2008.

Cost of Revenues.  Cost of revenues for the year ended December 31, 2009 were $5,720,825 as compared to $3,965,888 for the year ended December 31, 2008, an increase of $1,754,937 or 44%. This increase resulted from a $200,768 increase in the costs of reagents and laboratory supplies, a $332,078 increase in personnel costs primarily related to an increase in ResponseDX testing, an $1,096,429 increase in costs associated with processing our assays in Japan through our relationship with Hitachi which began processing tests during the third quarter of 2008 and an increase in royalty and license fees of $54,702.

Research and Development Expenses.  Research and development expenses were $2,293,303 for the year ended December 31, 2009, as compared to $2,088,832 for the same period in 2008, an increase of $204,471 or 10%. This increase resulted primarily from an increase in laboratory supplies, reagents and microarray costs of $59,213 and an increase in personnel related costs of $125,014. We expect research and development expenses to increase as we work to develop additional aspects of our technology and to study diagnostic indicators for various forms of cancer.

General and Administrative Expenses.  General and administrative expenses totaled $6,085,628 for the year ended December 31, 2009, as compared to $6,679,992 for the year ended December 31, 2008, a decrease of $594,634 or 9%. This decrease primarily resulted from decreased stock-based compensation expense of $374,763 and a decrease in legal fees and insurance of $77,773.  We expect general and administrative expenses to increase as a result of the need to hire additional administrative personnel and due to higher legal, accounting, compliance and related expenses to support our growth for ResponseDX.

Sales and Marketing Expenses:.   For year ended December 31, 2009 our sales and marketing expenses totaled $3,621,030 compared to $878,706 for 2008 for the year ended December 31, 2008, an increase of $2,742,296 or 312%.  The increase primarily resulted in increased sales and marketing activities for ResponseDX which included a increase in personnel costs of $1,652,496, an increase in marketing costs of $689,221 and an increase in billing service costs of $119,474 related to the increase in ResponseDX revenue.  We expect that sales and marketing costs will continue to increase as we expand our sales and marketing activities in order to gain clinical acceptance of our ResponseDX assays.

United Kingdom (U.K). Operating Expenses.  In December, 2008, we made the decision to increase the operational efficiency of the Company by consolidating our U.K. operations with our US operations.  We implemented a reduction of workforce as part of a strategic plan to increase operational efficiency in conjunction with the consolidation of our services at our Los Angeles facilities and it will not affect our genetic testing services or current partnership agreements. As such, management concluded that the closure of the U.K. operations did not constitute a discontinued operation.  As a result of the  reduction of workforce management performed a recoverability test of the long-lived assets located at the United Kingdom testing facility. Based on the recoverability analysis performed, during the year ended December 31, 2008, the Company recorded a non-cash charge for the impairment of long-lived assets of $893,826 to write down the carrying value of the long-lived assets to their estimated fair value of $0 as of December 31, 2008, which is included in the U.K. expenses of $3,371,513.

On February 9, 2009, management implemented the reduction of workforce pursuant to which the Company closed its UK testing facility to consolidate services at its CLIA-certified laboratory facilities in Los Angeles.  Our lease for our UK testing facility expired on April 1, 2009. We extended the lease, pursuant to its terms, for an additional month, in order to facilitate the winding down of our operations in the UK.  The reduction of workforce was substantially completed on March 31, 2009. The operating costs related to our U.K. laboratory, were $752,901 for the year ended December 31, 2009 which includes redundancy costs of $295,799 incurred in connection with the reduction of workforce.

Interest Income.  Interest income was $22,265 for the year ended December 31, 2009, compared with $374,659 for the same period in 2008. This $352,394 decrease was due to lower average cash balances and lower rates of interest during the year ending December 31, 2009.

Income Taxes. As of December 31, 2009 and December 31, 2008, a full valuation allowance has been recorded for the net deferred tax assets since we do not believe the recoverability of the net deferred income tax assets in the near future is more likely than not.

Liquidity and Capital Resources

We incurred net losses of $9,341,055 and $9,485,538 during the year ended December 31, 2009 and 2008, respectively. Since our inception in September 1999, we have incurred cumulative losses and as of December 31, 2009, we had an accumulated deficit of $39,146,784. We have not yet achieved profitability and anticipate that we will likely incur additional losses.  We cannot provide assurance as to when will achieve profitability. We expect that our cash and cash equivalents will be used to fund our selling and marketing activities primarily related to our ResponseDX tests, research and development, and general corporate purposes. As a result, we will need to generate significant revenues to achieve profitability.  Management plans to effectively manage cash flows in 2010 and expects that cash on the balance sheet plus cash financing completed in March 2010 will be sufficient to meet current obligations. Nevertheless, until we can generate and maintain sufficient revenues to finance our cash requirements, which we may never do, we expect to finance additional cash needs primarily through public or private equity offerings, strategic collaborations, and other financing opportunities as they may arise.  We do not know whether additional funding will be available on acceptable terms, if at all.  If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate selling and marketing activities or research and development programs.

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

Contract amendments

On December 26, 2008, we amended and restated our master service agreement with GlaxoSmith Kline, Ltd. ("GSK"), a leading pharmaceutical manufacturer (the "GSK Agreement"). Pursuant to the amendment, the term of the GSK Agreement has been extended for a two-year period, with the option for the parties to extend the GSK Agreement for additional one-year periods, upon their mutual written agreement. In addition, we will become a preferred provider to GSK and its affiliates of genetic testing services on a fee-for-service basis and, in anticipation of the services to be provided, GSK agreed to make a non-refundable upfront payment of approximately $1,300,000 which was received on January 5, 2009. This payment was classified as deferred revenue and will be used for future work undertaken in the period beginning on January 1, 2009 and ending on December 31, 2010.  The amount of deferred revenue for this agreement at December 31, 2009 is $1,400,933.

On September 7, 2009, the Company amended and restated its master service agreement with GlaxoSmithKline Biologicals (“GSK Bio”), the vaccine division of GlaxoSmithKline (the “Amended and Restated Agreement”).  Pursuant to the Amended and Restated Agreement, the parties agreed that GSK Bio has accrued an aggregate credit under the terms of the original agreement, representing the balance of deferred revenue relating to this agreement at that date, which amount shall be allocated towards services rendered to GSK Bio during the remaining term of the agreement as described below.

For each calendar quarter of 2009 and the first two quarters of 2010, €200,000 of the existing credit shall apply to all services rendered to GSK Bio during such calendar quarter.  Pursuant to the Amended and Restated Agreement, GSK Bio may now extend the term of the agreement for an additional one-year period through December 31, 2011.  In the event GSK Bio extends the term through 2011, the then remaining balance of the existing credit shall be divided into six equal quarterly amounts and apply to all services rendered to GSK Bio in each of the last two quarters of 2010 and the four calendar quarters of 2011.  If GSK Bio does not extend the term through 2011, the then remaining balance of the existing credit will instead be divided into two equal quarterly amounts and apply to all services rendered to GSK Bio in each of the last two quarters of 2010.  In all cases, GSK Bio shall remit payment to the Company for all services rendered to GSK Bio in any such calendar quarter that is in excess of the applicable credit amount.  In the event the amount of services rendered to GSK Bio in a calendar quarter does not exceed the applicable credit amount, the existing credit for the following calendar quarter shall be increased by such unused amount. The aggregate credit is included as part of deferred revenue.

The Amended and Restated Agreement further provides that the Company shall provide additional services on a fee-for-service basis, upon GSK Bio’s written request, relating to the bridging of assays/diagnostic tests to third parties that develop, manufacture and sell the commercial diagnostic tests to be used with certain of GSK Bio’s products. The amount of deferred revenue for this agreement at December 31, 2009 is $2,588,896.

In January 2010, we amended our agreement with Taiho and the agreement was renewed for an additional three years. According to the terms of the renewal, Taiho’s appointment as an exclusive purchaser in Japan of tests and testing services and its minimum purchasing obligations were extended through 2010.

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

Under the Company’s Articles of Incorporation, the Company has one class of common stock and its holders have no preemptive, subscription, redemption or conversion rights.  As more fully described in Note 15, the Company sold shares of its common stock during 2009 in two private placements, the Special Situations Private Placement and the Lansdowne Private Placement.  In connection with these private placements, the Company entered into registration rights agreements with the purchasers of the common shares.

Pursuant to the Lansdowne Registration Rights Agreement which is dated July 22, 2009, the Company filed a registration statement with the SEC to register the 3,057,907 shares sold to Lansdowne for resale, which became effective on November 3, 2009 and which registration statement is currently effective.

Under the Lansdowne Registration Rights Agreement, the Company was required to have the registration statement declared effective within 120 days after the private placement closed.  In addition, the Company is obligated to use commercially reasonable efforts (i) to cause the registration statement described above to remain continuously effective and (ii) to maintain the listing of the Company’s common stock on Nasdaq or other exchanges, as defined, for a period that that will terminate on the earlier of July 22, 2012 or the date on which Lansdowne has sold all of its shares of common stock.  The Company is also required to file with the SEC in a timely manner all reports and other documents required of the Company under the 1934 Act. In the event the Company fails to satisfy its obligations under the Lansdowne Registration Rights Agreement, the Company would be in breach of said agreement, in which event Lansdowne would be entitled to pursue all rights and remedies at law or equity including an injunction or other equitable relief.  The Lansdowne Registration Rights Agreement does not provide an explicitly stated or defined penalty due upon a breach.  Because (i) the potential penalty for any breach of the Lansdowne Registration Rights Agreement is not explicitly stated or defined, which prohibits the Company from applying the guidance of ASC 825-20-15, Registration Payment Arrangements and (ii) complying will all filing requirements under the 1934 Act as described above is not solely within the Company’s control, the Company is required to present Lansdowne’s investment of $3,975,279 in the Company’s common stock as common stock outside of stockholders’ equity in the accompanying consolidated balance sheet under ASC 480-10-S99-3, Classification and Measurement of Redeemable Securities. .

On March 5, 2010, we entered into a Purchase Agreement with certain affiliates of and funds managed by Lansdowne Partners Limited Partnership, Greenway Capital Partners and Paragon Associates for the private placement of 3,005,349 newly-issued shares of our common stock at a per share price of $1.31.  The closing of the sale of the shares occurred on Friday, March 5, 2010.  In connection with the acquisition of the shares, the Purchasers were granted certain preemptive rights permitting them to maintain their percentage ownership interests in connection with future issuances of our capital stock, subject to various exceptions and limitations.  Lansdowne participated in the Private Placement by electing to exercise the preemptive rights granted to it pursuant to the Purchase Agreement by and between the Company and Lansdowne, dated July 22, 2009. Net proceeds received from this financing were approximately $4,000,000.

In connection with the Private Placement, we also entered into a Registration Rights Agreement, dated March 5, 2010, with the Purchasers (the “Registration Rights Agreement”) pursuant to which it has agreed to file, within 45 days of the closing of the Private Placement, a registration statement with the SEC to register the shares for resale, which registration statement is required to become effective within 120 days following the closing.  We also granted certain "piggyback" registration rights to the Purchasers which are triggered if we propose to file a registration statement for its own account or the account of one or more shareholders until the earlier of the sale of all of the shares or the shares become eligible for sale under Rule 144(b)(1) without restriction.

Under the Registration Rights Agreements with the Purchasers, the Company is obligated to use commercially reasonable efforts to (i) cause the registration statements described above to remain continuously effective and (ii) to maintain the listing of Company’s common stock on Nasdaq or other exchanges, as defined, for a period that will terminate on the earlier of March 5, 2013 or the date on which the Purchases have sold all shares of common stock.  The Company is also required to file with the SEC in a timely manner all reports and other documents required of the Company required of the Company under the 1934 Act.  In the event the Company fails to satisfy its obligations under the registration rights agreements, the Company would be in breach of said agreements, in which event, the Purchases would be entitled to pursue all rights and remedies at law or equity including an injunction or other equitable relief. These registration rights agreements do not provide an explicitly stated or defined penalty due upon a breach.  Because (i) the potential penalty for any breach of these Registration Rights Agreement is not explicitly stated or defined, which prohibits the Company from applying the guidance of ASC 825-20-15, Registration Payment Arrangements and (ii) complying with all filing requirements under the 1934 Act as described above is not solely within the Company’s control, the Company will be required to present the investment of approximately $4,000,000 in the Company’s common stock as common stock outside of stockholders’ equity in its future filings.

Comparison of years ended December 31, 2009 and 2008

As of December 31, 2009, we had $7,058,365 in cash and cash equivalents, working capital of $4,706,058 and an accumulated deficit of $39,146,784.

Cash flows provided by operating activities

During the years ended December 31, 2009 and 2008, the Company used $8,414,406 and $6,790,588, respectively, in cash flows from operating activities.  The primary reasons for using more cash in operating activities in 2009 was due to a combination of an increase in net loss, a decrease in receivables, increase in accounts payable, an increase in accrued payroll and related liabilities, and a decrease in deferred revenue.

The decrease in accounts receivable, of $136,553, related mainly to an amendment to the contract with GSK during the fourth quarter of 2008 whereby GSK agreed to make a non-refundable upfront payment of approximately $1,300,000 which was received on January 5, 2009 and included in accounts receivable and deferred revenue as of December 31, 2008.  This payment may be credited against future work undertaken in the period beginning January 1, 2009 and ending on December 31, 2010.

The decrease in deferred revenue related to a decrease in advance billings to our customers, along with recognition of revenue associated with the deferred revenue totaling $928,116.

The increase in accounts payable and accrued expenses primarily resulted from increased sales and marketing and business development activities related to the growth of ResponseDX.

The change in accrued payroll and related liabilities is primarily due to an increased number of employees at December 31, 2009.

Cash flows used in investing activities

Net cash used in investing activities was $175,686 and $577,328 for the years ended December 31, 2009 and 2008, respectively. This decrease was attributable to the reduced need for capital equipment purchases in our laboratories.

Cash flows used in financing activities

Cash flows from financing activities for the year ended December 31, 2009 provided net cash of $6,061,901 related to the sale of common stock.  There were no financing activities undertaken in the year ended December 31, 2008.

  Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

 In April 2009, the Company adopted a new accounting standard included in FASB Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures,  (formerly the Financial Accounting Standards Board (“FASB”) issued Staff Position Statement of Financial Accounting Standards (“SFAS”) No. 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1,  Interim Disclosures about Fair Value of Financial Instruments  ). ASC 820 requires disclosure about fair value of financial instruments in interim financial statements as well as in annual financial statements. The new standard requires those disclosures in all interim financial statements.  The provisions of the new standard was effective for interim reporting period ended June 30, 2009 and the application of the provisions of the standard did not affect our results of operations or financial condition.

In May 2009, the FASB issued new guidance for subsequent events.  The new guidance, which is part of ASC 855, Subsequent Events,  (formerly SFAS No. 165,  Subsequent Events ) is intended to establish standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of ASC 855 resulted in additional quarterly disclosures beginning in the second quarter of 2009 but did not affect our results of operations or financial condition.

In June 2009, the FASB issued FASB Accounting Standards Update (“ASU”) 2009-01 “Topic 105 – Generally Accepted Accounting Principles Amendments Based on the Statement of Financial Accounting Standards No. 168 - The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” ASU 2009-01 establishes the FASB Accounting Standards Codification as the single source of authoritative nongovernmental U.S. generally accepted accounting principles. The Company adopted ASU 2009-01 during the year ended December 31, 2009, and its application did not affect our results of operations or financial condition.

In June 2009, the FASB issued ASU No. 2009-02, “Omnibus Update — Amendments to Various Topics for Technical Corrections” (ASU 2009-02). The FASB issued ASU 2009-02 in order to make technical corrections to the Codification. The Company adopted ASU 2009-02 during the year ended December 31, 2009, and its application did not affect our results of operations or financial condition.

In August 2009, the FASB issued ASU No. 2009-03, “SEC Update — Amendments to Various Topics Containing SEC Staff Accounting Bulletins” (ASU 2009-03). The Codification includes certain SEC and SEC staff guidance in order to increase usefulness of the Codification for public companies. The SEC guidance is presented in separate sections and is limited to material on the basic financial statements. ASU 2009-03 includes technical corrections to various topics containing SEC Staff Accounting Bulletins to update cross-references to Codification text. The Company adopted ASU 2009-03 during the year ended December 31, 2009, and its application did not affect our results of operations or financial condition.

In August 2009, the FASB issued ASU No. 2009-05, “Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value” (ASU 2009-05). This ASU amends Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of liabilities, and provides clarification regarding required valuations techniques for circumstances in which a quoted price in an active market for the identical liability is not available. The Company adopted ASU 2009-05 during the year ended December 31, 2009, and its application did not affect our results of operations or financial condition.

In September 2009, the FASB issued ASU No. 2009-07, “Accounting for Various Topics — Technical Corrections to SEC Paragraphs” (ASU 2009-07). This ASU represents technical corrections to various topics containing SEC guidance based on external comments received. The Company adopted ASU 2009-07 during the year ended December 31, 2009, and its application did not affect our results of operations or financial condition.

In December 2009, the FASB issued ASU 2009-16, Transfers and Servicing (Topic 860) — Accounting for Transfers of Financial Assets (“ASU 2009-16”). ASU 2009-16 formally codifies SFAS 166, Accounting for Transfers of Financial Assets. ASU 2009-16 eliminates the concept of a qualifying special-purpose entity (“SPE”) and removes the scope exception for a qualifying SPE from ASC 810, Consolidations. As a result, previously unconsolidated qualifying SPEs must be re-evaluated for consolidation by the sponsor or transferor. In addition, this accounting update amends the accounting guidance related to transfers of financial assets in order to address practice issues that have been highlighted by the events of the recent economic decline. ASU 2009-16 is effective as of the beginning of the annual reporting period that begins after November 15, 2009. The recognition and measurement provisions will be applied to transfers that occur on or after the effective date and all qualifying SPEs that exist on and after the effective date must be evaluated for consolidation.  The adoption of this guidance is not expected to have a material effect on our results of operations or financial position.

In December 2009, the FASB issued ASU 2009-17, Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”). ASU 2009-17 codifies SFAS 167, Amendments to FASB Interpretation No. 46(R), and amends the consolidation guidance related to a variable interest entity (“VIE”). Primarily, the current quantitative analysis used under ASC 810, Consolidations, will be eliminated and replaced with a qualitative approach that is focused on identifying the variable interest that has the power to direct the activities that most significantly impact the performance of the VIE and absorb losses or receive returns that could potentially be significant to the VIE. In addition, this new accounting standard will require an ongoing reassessment of the primary beneficiary of the VIE, rather than reassessing the primary beneficiary only upon the occurrence of certain pre-defined events. ASU 2009-17 will be effective as of the beginning of the annual reporting period that begins after November 15, 2009, and requires the reconsideration of all VIEs for consolidation in which an entity has a variable interest upon the effective date of these amendments. The adoption of this guidance is not expected to have a material effect on our results of operations or financial position.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 requires new disclosures and clarifies existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. ASU 2010-06 amends Codification Subtopic 820-10 to now require that (1) a reporting entity must disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; (2) in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements and (3) a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this guidance is not expected to have a material effect on our results of operations or financial position.

In February 2010, Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2010-09, Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements, which amends disclosure requirements within Subtopic 855-10. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC's requirements.  ASU 2010-09 is effective upon issuance. The adoption of ASU 2010-09 did not have a material impact on our consolidated financial statements.

Item 7.  Financial Statements and Supplementary Data.

Our consolidated financial statements and related notes are included in this annual report beginning on page 39.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its assessment, management believes that, as of December 31, 2009, our internal control over financial reporting was effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 8B.  Other Information.

None.

Part III

Certain information required by Part III is omitted from this Annual Report on Form 10-K since we intend to file our definitive proxy statement for our 2010 annual meeting of stockholders, pursuant to Regulation 14A of the Securities Exchange Act, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information to be included in the proxy statement is incorporated herein by reference.

Item 9.  Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

The information required by this item concerning the Company’s executive officers and directors, the code of ethics and corporate governance matters is incorporated herein by reference to the section entitled ”Management”, “Proposal One-Election of Directors,” “Board of Directors - Principles of Corporate Governance,” and “Director Independence, Board Meetings and Committee” in our Proxy Statement.

The information required by this item regarding delinquent filers pursuant to Item 405 of Regulation S-K is incorporated herein by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement.

Code of Ethics

Our Code of Ethics that applies to all of our employees and directors, including our principal executive officer and our principal financial officer is available on the investor relations page of our website at www.responsegenetics.com. The Board has not adopted a code of ethics that pertains specifically to the Board of Directors.

Item 10  Executive Compensation.

The information required by this item concerning executive compensation is incorporated herein by reference to the sections entitled “Compensation of Directors” and “Executive Compensation” in our Proxy Statement.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item pursuant to Item 403 of Regulation S-K is incorporated by reference to the sections entitled “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement. The information required by Item 201(d) of Regulation S-K is set forth below.

Equity Compensation Plan Information

The table below sets forth certain information as of March 31, 2010 about the Company’s Common Stock that may be issued upon the exercise of options and rights under all of our existing equity compensation plans (shares in thousands):

Securities Authorized For Issuance Under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,056,490	$5.12	409,510
Equity compensation plans not approved by security holders	—	—	—
Total	2,056,490	$5.12	409,510

Item 12.  Certain Relationships and Related Transactions, and Director Independence.

The information required by this item concerning related party transactions pursuant to Item 404 of Regulation S-K is incorporated herein by reference to the section entitled “Related Transactions” in our Proxy Statement.

The information required by this item concerning director independent pursuant to Item 407(a) of Regulation S-K is incorporated herein by reference to the section entitled “Director Independence, Board Meetings and Committees” in our Proxy Statement.

Item 13.  Principal Accountant Fees and Services.

Information required by Item 13 will be set forth in our Definitive Proxy Statement for our 2010 Annual Meeting of Shareholders, which is expected to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days after the close of the Company’s fiscal year end.  Such information is incorporated herein by reference.

FINANCIAL STATEMENTS

INDEX

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Response Genetics, Inc.
Los Angeles, California

We have audited the accompanying consolidated balance sheet of Response Genetics, Inc. and subsidiary as of December 31, 2009 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and comprehensive loss, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Response Genetics, Inc. and subsidiary at December 31, 2009, and the results of their operations and their cash flows for the year ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP

Los Angeles, California
April 13, 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Response Genetics, Inc.

We have audited the consolidated balance sheet of Response Genetics, Inc. and subsidiary (the “Company”) as of December 31, 2008, and the related consolidated statements of operations and comprehensive loss, stockholders' equity and comprehensive loss and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ SingerLewak LLP

Los Angeles, California
March 31, 2009

RESPONSE GENETICS, INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2008	2009

ASSETS
Current assets
Cash and cash equivalents	$9,545,000	$7,058,365
Accounts receivable, net	2,119,496	1,982,951
Prepaid expenses and other current assets	399,612	418,289
Total current assets	12,064,108	9,459,605
Property and equipment, net	1,414,842	1,253,714
Other assets	69,103	79,655
Total assets	$13,548,053	$10,792,974

LIABILITIES, COMMON STOCK CLASSIFIED OUTSIDE OF STOCKHOLDERS’ EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$545,971	$729,100
Accrued expenses	513,868	503,612
Accrued royalties	526,712	455,995
Accrued payroll and related liabilities	154,185	468,774
Deferred revenue	2,580,498	2,596,066
Total current liabilities	4,321,234	4,753,547
Deferred revenue, net of current portion	2,355,948	1,414,928
Total liabilities	6,677,182	6,168,475

Commitments and contingencies (Note 6)

Common stock classified outside of stockholders’ equity	—	3,975,279

Stockholders’ equity
Common stock, $0.01 par value; 50,000,000 shares authorized; 10,239,276 and 15,297,183 shares issued and outstanding at December 31, 2008 and December 31, 2009, respectively	102,393	152,972
Additional paid-in capital	36,805,932	39,858,986
Accumulated deficit	(29,805,729)	(39,146,784)
Accumulated other comprehensive loss	(231,725)	(185,375)
Total stockholders’ equity	6,870,871	649,220
Total liabilities, common stock classified outside of stockholders’ equity and stockholders’ equity	$13,548,053	$10,792,974

The accompanying notes are an integral part of these consolidated financial statements.

RESPONSE GENETICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31,
	2008	2009
Net revenue	$7,124,771	$9,066,683
Operating expenses:
Cost of revenue	3,965,888	5,720,825
Selling and marketing	878,706	3,621,030
General and administrative	6,679,992	6,085,628
U.K. expenses	3,371,513	752,901
Research and development	2,088,832	2,293,303
Total operating expenses	16,984,931	18,473,687
Operating loss	(9,860,160)	(9,407,004)
Other income (expense):
Interest expense	(3,875)	(10,822)
Interest income	374,659	22,265
Other	(8,911)	49,718
Loss before income tax benefit	(9,498,287)	(9,345,843)
Income tax benefit	(12,749)	(4,788)
Net loss	$(9,485,538)	$(9,341,055)

Unrealized gain (loss) on foreign currency translation	(198,729)	46,350
Total comprehensive loss	$(9,684,267)	$(9,294,705)

Net loss per share — basic and diluted	$(0.93)	$(0.70)

Weighted-average common shares — basic and diluted	10,239,276	13,276,095

The accompanying notes are an integral part of these consolidated financial statements.

RESPONSE GENETICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2009
Cash flows from operating activities:
Net loss	$(9,485,538)	$(9,341,055)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	784,721	385,429
U.K. impairment of property and equipment	893,826	—
Share-based compensation	1,449,363	986,432
Loss (gain) on sale of property and equipment	8,911	(48,615)
Changes in operating assets and liabilities:
Accounts receivable	791,261	136,553
Prepaid expenses and other current assets	90,843	(21,647)
Accounts payable	317,416	182,125
Accrued expenses	213,989	(12,048)
Accrued royalties	262,161	(70,717)
Accrued payroll and related liabilities	(366,392)	314,589
Deferred revenue	(1,751,148)	(925,452)
Net cash used in operating activities	(6,790,587)	(8,414,406)
Cash flows from investing activities:
Purchase of property and equipment	(577,328)	(224,301)
Proceeds from sale of property and equipment	—	48,615
Net cash used in investing activities	(577,328)	(175,686)
Cash flows from financing activities:
Proceeds from issuance of common stock	—	5,975,279
Capital contribution	—	86,622
Net cash provided by financing activities	—	6,061,901
Effect of foreign exchange rates on cash and cash equivalents	(111,294)	41,556
Net decrease in cash and cash equivalents	(7,479,209)	(2,486,635)
Cash and cash equivalents:
Beginning of the year	17,024,209	9,545,000
End of the year	$9,545,000	$7,058,365
Cash paid during the period for:
Income taxes	$39,485	$—
Interest	$3,027	$10,822

The accompanying notes are an integral part of these consolidated financial statements.

RESPONSE GENETICS, INC.

Consolidated Statement of Stockholders’ Equity and Comprehensive Loss

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balances at December 31, 2007	10,239,276	$102,393	$35,356,569	$(20,320,191)	$(32,996)	$15,105,775
Share-based compensation expense	—	—	1,449,363	—		1,449,363
Unrealized loss on foreign currency translation	—	—	—	—	(198,729)	(198,729)
Net loss	—	—	—	(9,485,538)	—	(9,485,538)
Total comprehensive loss	—	—	—	—	—	(9,684,267)
Balances at December 31, 2008	10,239,276	$102,393	$36,805,932	$(29,805,729)	$(231,725)	$6,870,871
Issuance of common stock	5,057,907	20,000	1,980,000	—	—	2,000,000
Capital contribution			86,622	—	—	86,622
Share-based compensation expense	—	—	986,432	—	—	986,432
Unrealized gain on foreign currency translation	—	—	—	—	46,350	46,350
Net loss	—	—	—	(9,341,055)	—	(9,341,055)
Total comprehensive loss	—	—	—	—	—	(9,294,705)
Balances at December 31, 2009	15,297,183	$122,393	$39,858,986	$(39,146,784)	$(185,375)	$649,220

RESPONSE GENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization, Operations and Basis of Accounting

Response Genetics, Inc. (the “Company”) was incorporated in the state of Delaware on September 23, 1999 as Bio Type, Inc. for the purpose of providing unique molecular profiling services of tumor tissue that has been formalin-fixed and embedded in paraffin wax. In August 2000, the Company changed its name to Response Genetics, Inc.  In November 2006, the Company established Response Genetics Ltd., a wholly owned subsidiary in Edinburgh, Scotland.  On February 9, 2009 we implemented a reduction of workforce pursuant to which we have closed our subsidiary in Edinburgh. See Note 14 “U.K. OPERATIONS”.

The Company is a life science company engaged in the research, development, marketing and sale of pharmacogenomic tests for use in the treatment of cancer. Pharmacogenomics is the science of how an individual’s genetic makeup relates to drug response. Tests based on pharmacogenomics facilitate the prediction of a response to drug therapy or survival following surgery based on an individual’s genetic makeup. In order to generate pharmacogenomic information from patient specimens for these tests, the Company developed and patented enabling methods for maximizing the extraction and analysis of nucleic acids and, therefore, accessing the genetic information available from each patient sample. The Company’s platforms include analysis of single biomarkers using the polymerase chain reaction method as well as global gene interrogation using microarray methods from paraffin or frozen tissue specimens. The Company primarily derives its revenue by providing pharmacogenomic testing services to pharmaceutical companies in the United States, Asia and Europe and from the sale of the Company’s ResponseDX diagnostic testing products.

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

2. Summary of Significant Accounting Policies

Basis of Consolidation

The consolidated financial statements include the accounts of Response Genetics, Inc. and its wholly owned subsidiary, Response Genetics, Ltd., a Scottish corporation, which was incorporated in November 2006 (See Note 14). All significant intercompany transactions and balances have been eliminated in consolidation.

Immaterial Restatement of Equity Presentation

Under the Company’s Articles of Incorporation, the Company has one class of common stock and its holders have no preemptive, subscription, redemption or conversion rights.  As more fully described in Note 15, the Company sold shares of its common stock during 2009 in two private placements, the Special Situations Private Placement and the Lansdowne Private Placement.  In connection with these private placements, the Company entered into registration rights agreements with the purchasers of the common shares.

Pursuant to the Lansdowne Registration Rights Agreement which is dated July 22, 2009, the Company filed a registration statement with the SEC to register the 3,057,907 shares sold to Lansdowne for resale, which became effective on November 3, 2009 and which registration statement is currently effective.

Under the Lansdowne Registration Rights Agreement, the Company was required to have the registration statement declared effective within 120 days after the private placement closed.  In addition, the Company is obligated to use commercially reasonable efforts (i) to cause the registration statement described above to remain continuously effective and (ii) to maintain the listing of the Company’s common stock on Nasdaq or other exchanges, as defined, for a period that that will terminate on the earlier of July 22, 2012 or the date on which Lansdowne has sold all of its shares of common stock.  The Company is also required to file with the SEC in a timely manner all reports and other documents required of the Company under the 1934 Act. In the event the Company fails to satisfy its obligations under the Lansdowne Registration Rights Agreement, the Company would be in breach of said agreement, in which event Lansdowne would be entitled to pursue all rights and remedies at law or equity including an injunction or other equitable relief.  The Lansdowne Registration Rights Agreement does not provide an explicitly stated or defined penalty due upon a breach.  Because (i) the potential penalty for any breach of the Lansdowne Registration Rights Agreement is not explicitly stated or defined, which prohibits the Company from applying the guidance of ASC 825-20-15, Registration Payment Arrangements and (ii) complying will all filing requirements under the 1934 Act as described above is not solely within the Company’s control, the Company is required to present Lansdowne’s investment of $3,975,279 in the Company’s common stock as common stock outside of stockholders’ equity in the accompanying consolidated balance sheet under ASC 480-10-S99-3, Classification and Measurement of Redeemable Securities.

As of December 31, 2009, we evaluated the requirements of ASC 425-20 Registration Payment Arrangements and ASC 480-10 Distinguishing Liabilities and Equity (“ASC 480-10”) (formerly EITF Topic No. D-98, Classification and Measurement of Redeemable Securities (“Topic D-98”)), with respect to the presentation within the equity section of the Company’s balance sheet for the 3,057,907 shares of the Company’s common stock sold in the Lansdowne Private Placement.  Although these securities had been classified within “Stockholders’ Equity” in previously issued unaudited condensed financial statements as of September 30, 2009, the Company subsequently concluded that such shares should be classified outside of stockholders’ equity as described in the preceding paragraph.  This reclassification of $3,975,279 effects only the presentation of the Company’s consolidated balance sheet and has no impact on consolidated net loss, net loss per shares or cash flows for any period previously presented.  Although the Company believes that the effects of this reclassification are not material to the Company’s previously issued unaudited condensed consolidated financial statements as of September 30, 2009, we have restated the affected balances as of September 30, 2009 to conform to the Company’s application of ASC 480-10 in its 2009 annual consolidated financial statements. The table below summarizes the effects of this immaterial adjustment on our previously issued September 30, 2009 unaudited condensed consolidated balance sheet:

	As of September 30, 2009
	As Reported	Adjustment	As Adjusted

Common Stock classified outside of stockholders’ equity	$—	$3,975,279	$3,975,279
Stockholders’ equity
Common Stock, 0.01 par value; 50,000,000 shares authorized; 10,239,276 and 15,297,183 shares issued and outstanding at December 31, 2008 and September 30, 2009 respectively	152,972	(30,579)	122,393
Additional paid-in capital	43,542,320	3,944,700	39,597,620
Accumulated deficit	(37,423,960)	—	(37,423,960)
Accumulated other comprehensive loss	(196,017)	—	(196,017)
Total stockholders’ equity	$6,075,315	$(3,975,279)	$2,100,036

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

Accounts Receivable

Clinical Accounts Receivable
The Company invoices its clients as specimens are processed and any other contractual obligations are met. The Company’s contracts with clients typically require payment within 45 days of the date of invoice. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its clients to make required payments. The Company specifically analyzes accounts receivable and historical bad debts, client credit, current economic trends and changes in client payment trends when evaluating the adequacy of the allowance for doubtful accounts. Account balances are charged-off against the allowance when it is probable the receivable will not be recovered. To date, the Company’s clients have primarily been large pharmaceutical companies. As a result, bad debts to date have been minimal. There were no allowances for doubtful accounts recorded at December 31, 2008 and 2009.

RESPONSE GENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  - (continued)

Accounts Receivable – (continued)

ResponseDX Accounts Receivable

ResponseDX accounts receivable related to Medicare billings is recorded at established billing rates less an estimated billing adjustment, based on reporting models utilizing historical cash collection percentages and updated for current effective reimbursement factors. Management performs ongoing evaluations of account receivable balances based on management’s evaluation of historical experience and current industry trends. Management believes that no allowance for doubtful accounts is currently needed. Although the Company expects to collect amounts due, actual collections may differ materially from estimated amounts.

ResponseDX accounts receivable as of December 31, 2009, consisted of the following:

	December 31, 2008	December 31, 2009
Gross ResponseDX Medicare receivable	$329,357	$4,139,471

Less contractual allowances	(217,692)	(3,372,671)
Net ResponseDX Medicare accounts receivable	$111,665	$766,799

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

Maintenance and repairs are charged to expense as incurred. The cost and accumulated depreciation of assets sold or otherwise disposed of are removed from the related accounts and the resulting gain or loss is reflected in the statements of operations. During the years ended December 31, 2008 and 2009, the Company has capitalized costs related to database software development (see Note 3). The Company has not yet placed this database into service and accordingly has not depreciated these software development costs. The Company intends to place those database software costs into service and amortize those costs beginning January 2010 in accordance with ASC 350-40,  Internal-Use Software , (formerly SOP 98-1) and the amortization period will be three years using the straight line method.

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

The Company recognizes a portion of product revenue from our ResponseDX tests invoiced to Medicare on an accrual basis and to third-party payors, including private payors on a cash basis. The Company has received its Medicare provider number which allows it to invoice and collect from Medicare. Invoicing to Medicare is primarily based on amounts allowed by Medicare for the service provided as defined by Common Procedural Terminology (CPT) codes. ResponseDX revenues related to Medicare billings are recorded at established billing rates net of  an estimated billing adjustment, based on reporting models utilizing historical cash collection percentages and updated for current effective reimbursement factors. The Company recognizes revenue from third party and private payors currently on a cash basis until a collection history can be determined. Until a pattern of collections is reasonably assured, the Company will continue to record revenues from third party payors of ResponseDx on a cash basis.

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

License Fees

The Company has licensed technology for the extraction of mRNA from formalin-fixed, paraffin-embedded tumor specimens from the University of Southern California (“USC”). Under the terms of the license agreement, the Company is required to pay royalties to USC based on the revenue generated by use of this technology. The Company maintains a non-exclusive license to use the polymerase chain reaction (“PCR”), homogenous PCR, and reverse transcription PCR processes of Roche Molecular Systems, Inc. (“Roche”). The Company pays Roche Molecular Systems a royalty fee based on revenue that the Company generates through use of this technology. The Company accrues for such royalties at the time revenue is recognized. Such royalties are included in cost of revenues in the accompanying statements of operations.

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

ASC 740, Income Taxes, clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. As of December 31, 2008 and 2009, the Company does not have a liability for unrecognized tax benefits. The Company recognizes interest and penalties associated with tax matters as part of the income tax provision and includes accrued interest and penalties with the related tax liability in the balance sheet.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Stock Compensation (formerly SFAS 123(R),  Share- Based Payment ). Stock-based compensation expense for all stock-based compensation awards granted is based on the grant-date fair value estimated in accordance with the provisions of ASC 718.  The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of three to four years.  In March 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of ASC 718 and the valuation of share-based payments for public companies. The Company has applied the provisions of SAB No. 107 in its adoption of ASC 718.

The Company accounts for equity instruments issued to non-employees in accordance with ASC 505,  Equity, (formerly EITF 96-18). Under ASC 505, stock option awards issued to non-employees are measured at fair value using the Black-Scholes option-pricing model and recognized pursuant to a performance model.

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

Comprehensive Income (Loss)

Comprehensive income (loss) encompasses the change in equity from transactions and other events and circumstances from non-owner sources and the Company’s net loss. The components of comprehensive loss and accumulated other comprehensive loss comprise net loss and foreign currency translation adjustments for the years ended December 31, 2008 and 2009.

Fair Value of Financial Instruments

Cash and cash equivalents are stated at cost, which approximates fair market value.  Cash equivalents consist of money market accounts, with fair values estimated based on quoted market prices. For additional information see Note 17.

Sales and marketing costs

The Company markets its services through its advertising activities in trade publications and on line. Advertising costs are included in selling, general and administrative expenses on the income statement and are expensed as incurred. Advertising costs for the years ended December 31, 2009 and 2008 were $393,049 and $109,694, respectively.

Reclassifications

Prior year amounts in the consolidated financial statements have been reclassified to conform with the current year presentation. Reclassified amounts had no impact on the Company’s net losses.

RESPONSE GENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  - (continued)

Concentration of Credit Risk Clients and Limited Suppliers

Cash and cash equivalents consist of financial instruments that potentially subject the Company to concentrations of credit risk to the extent recorded on the balance sheets. The Company maintains cash in United States financial institutions within the insurance limits of the Federal Deposit Insurance Corporation as of December 31, 2009. In addition, the Company has invested its excess cash in money market instruments which are not insured under the Federal Deposit Insurance Corporation but are insured under the Securities Industry Protection Corporation. The Company had approximately $6,240,000 of cash in money market instruments and has not incurred any losses on these cash balances as of December 31, 2009.  At December 31, 2009, approximately $254,000 of cash was held outside of the United States and is uninsured.

Revenue sources that account for greater than 10 percent of revenue are provided below.

	Year Ended December 31,
	2008		2009
	Revenue	Percent of Total Revenue	Revenue		Percent of Total Revenue
Taiho Pharmaceutical	$1,844,725	26%		$1,782,950	20%
GlaxoSmithKline	$1,255,031	18%	$	*	*
GlaxoSmithKline Biologicals	$3,631,716	51%		$3,420,748	38%
*Less than 10%

Clients that account for greater than 10 percent of accounts receivable are provided below.

	As of December 31,
	2008		2009
	Receivable Balance	Percent of Total Receivables	Receivable Balance		Percent of Total Receivables
Taiho Pharmaceutical	$388,275	18%		$263,725	13%
GlaxoSmithKline Biologicals	$1,294,768	61%		$771,618	39%
Hitachi Chemical	$265,415	12%	$	*	*
 *Less than 10%

Many of the supplies and reagents used in the Company’s testing process are procured by a limited number of suppliers. Any supply interruption or an increase in demand beyond the suppliers’ capabilities could have an adverse impact on the Company’s business. Management believes it can identify alternative sources, if necessary, but it is possible such sources may not be identified in sufficient time to avoid an adverse impact on its business. Refer also to Note 7 for further discussion regarding these supply agreements. The Company purchases certain laboratory supplies and reagents primarily from three suppliers. Purchases from these companies accounted for approximately 81% and 83% of the Company’s reagent purchases for the years ended December 31, 2008 and 2009, respectively.

RESPONSE GENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  - (continued)

Recent Accounting Pronouncements

 In April 2009, the Company adopted a new accounting standard included in FASB Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures,  (formerly the Financial Accounting Standards Board (“FASB”) issued Staff Position Statement of Financial Accounting Standards (“SFAS”) No. 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1,  Interim Disclosures about Fair Value of Financial Instruments  ). ASC 820 requires disclosure about fair value of financial instruments in interim financial statements as well as in annual financial statements. The new standard requires those disclosures in all interim financial statements.  The provisions of the new standard was effective for interim reporting period ended June 30, 2009 and the application of the provisions of the standard did not affect our results of operations or financial condition.

In May 2009, the FASB issued new guidance for subsequent events.  The new guidance, which is part of ASC 855, Subsequent Events,  (formerly SFAS No. 165,  Subsequent Events ) is intended to establish standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of ASC 855 resulted in additional quarterly disclosures beginning in the second quarter of 2009 but did not affect our results of operations or financial condition.

In June 2009, the FASB issued FASB Accounting Standards Update (“ASU”) 2009-01 “Topic 105 – Generally Accepted Accounting Principles Amendments Based on the Statement of Financial Accounting Standards No. 168 - The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” ASU 2009-01 establishes the FASB Accounting Standards Codification as the single source of authoritative nongovernmental U.S. generally accepted accounting principles. The Company adopted ASU 2009-01 during the year ended December 31, 2009, and its application did not affect our results of operations or financial condition.

RESPONSE GENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  - (continued)

Recent Accounting Pronouncements – (continued)

In June 2009, the FASB issued ASU No. 2009-02, “Omnibus Update — Amendments to Various Topics for Technical Corrections” (ASU 2009-02). The FASB issued ASU 2009-02 in order to make technical corrections to the Codification. The Company adopted ASU 2009-02 during the year ended December 31, 2009, and its application did not affect our results of operations or financial condition.

In August 2009, the FASB issued ASU No. 2009-03, “SEC Update — Amendments to Various Topics Containing SEC Staff Accounting Bulletins” (ASU 2009-03). The Codification includes certain SEC and SEC staff guidance in order to increase usefulness of the Codification for public companies. The SEC guidance is presented in separate sections and is limited to material on the basic financial statements. ASU 2009-03 includes technical corrections to various topics containing SEC Staff Accounting Bulletins to update cross-references to Codification text. The Company adopted ASU 2009-03 during the year ended December 31, 2009, and its application did not affect our results of operations or financial condition.

In August 2009, the FASB issued ASU No. 2009-05, “Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value” (ASU 2009-05). This ASU amends Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of liabilities, and provides clarification regarding required valuations techniques for circumstances in which a quoted price in an active market for the identical liability is not available. The Company adopted ASU 2009-05 during the year ended December 31, 2009, and its application did not affect our results of operations or financial condition.

In September 2009, the FASB issued ASU No. 2009-07, “Accounting for Various Topics — Technical Corrections to SEC Paragraphs” (ASU 2009-07). This ASU represents technical corrections to various topics containing SEC guidance based on external comments received. The Company adopted ASU 2009-07 during the year ended December 31, 2009, and its application did not affect our results of operations or financial condition.

In December 2009, the FASB issued ASU 2009-16, Transfers and Servicing (Topic 860) — Accounting for Transfers of Financial Assets (“ASU 2009-16”). ASU 2009-16 formally codifies SFAS 166, Accounting for Transfers of Financial Assets. ASU 2009-16 eliminates the concept of a qualifying special-purpose entity (“SPE”) and removes the scope exception for a qualifying SPE from ASC 810, Consolidations. As a result, previously unconsolidated qualifying SPEs must be re-evaluated for consolidation by the sponsor or transferor. In addition, this accounting update amends the accounting guidance related to transfers of financial assets in order to address practice issues that have been highlighted by the events of the recent economic decline. ASU 2009-16 is effective as of the beginning of the annual reporting period that begins after November 15, 2009. The recognition and measurement provisions will be applied to transfers that occur on or after the effective date and all qualifying SPEs that exist on and after the effective date must be evaluated for consolidation.  The adoption of this guidance is not expected to have a material effect on our results of operations or financial position.

RESPONSE GENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  - (continued)

Recent Accounting Pronouncements – (continued)

In December 2009, the FASB issued ASU 2009-17, Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”). ASU 2009-17 codifies SFAS 167, Amendments to FASB Interpretation No. 46(R), and amends the consolidation guidance related to a variable interest entity (“VIE”). Primarily, the current quantitative analysis used under ASC 810, Consolidations, will be eliminated and replaced with a qualitative approach that is focused on identifying the variable interest that has the power to direct the activities that most significantly impact the performance of the VIE and absorb losses or receive returns that could potentially be significant to the VIE. In addition, this new accounting standard will require an ongoing reassessment of the primary beneficiary of the VIE, rather than reassessing the primary beneficiary only upon the occurrence of certain pre-defined events. ASU 2009-17 will be effective as of the beginning of the annual reporting period that begins after November 15, 2009, and requires the reconsideration of all VIEs for consolidation in which an entity has a variable interest upon the effective date of these amendments. The adoption of this guidance is not expected to have a material effect on our results of operations or financial position.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 requires new disclosures and clarifies existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. ASU 2010-06 amends Codification Subtopic 820-10 to now require that (1) a reporting entity must disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; (2) in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements and (3) a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this guidance is not expected to have a material effect on our results of operations or financial position.

In February 2010, Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2010-09, Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements, which amends disclosure requirements within Subtopic 855-10. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC's requirements.  ASU 2010-09 is effective upon issuance. The adoption of ASU 2010-09 did not have a material impact on our consolidated financial statements.

RESPONSE GENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Property and Equipment

Property and equipment consists of the following:

	December 31,
	2008	2009

Laboratory equipment	$2,328,888	$2,321,628
Furniture and equipment	113,643	549,271
Leasehold improvements	364,902	188,509
Software development	403,325	371,872
Total	3,210,758	3, 431,280
Less: Accumulated depreciation and amortization	(1,795,916)	(2,177,566)
Total property and equipment, net	$1,414,842	$1,253,714

Depreciation expense, included in cost of revenue, general and administrative expenses, and research and development expenses for the years ended December 31, 2008 and 2009 was $784,721 and 385,429, respectively.

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

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consists of the following:

	December 31,
	2008	2009
Prepaid insurance	$146,084	$100,213
Prepaid maintenance contracts	98,513	162,695
Other	155,015	155,381
	$399,612	$418,289

RESPONSE GENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table sets forth the computation for basic and diluted loss per share:

	Year Ended December 31,
	2008	2009
Numerator:
Net loss	$(9,485,538)	$(9,341,055)
Numerator for basic and diluted loss per share	(9,485,538)	(9,341,055)
Denominator:
Denominator for basic and diluted loss per share — weighted-average common shares	10,239,276	13,276,095
Basic and diluted loss per share	$(0.93)	$(0.70)

Outstanding stock options and warrants to purchase 1,686,490 shares and 2,056,490 shares for the years ended December 31, 2008, and 2009, respectively, of which 100,000 warrants are included in these amounts for 2008 and 2009, were excluded from the calculation of diluted loss per share as their effect would have been antidilutive.

RESPONSE GENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Commitments and Contingencies

Operating Leases

The Company leases office and laboratory space under a noncancelable operating lease that expires on March 31, 2011. The lease contains two two-year options to extend the term of the lease and contains annual scheduled rate increases tied to the Consumer Price Index for the Los Angeles/Long Beach California metropolitan area. In March 2007, the Company entered into a noncancelable operating lease, which expired in March 2009, for office and laboratory space in Scotland. As a result of the reduction in workforce implemented by the Company on February 9, 2009, the Company extended its lease in Scotland for one additional month. For additional information see Note 14 U.K. Operations. The Company also leases space at 103 South Carroll Street, Suite 2b, Fredrick, Maryland 21701, for administrative purposes. This lease expires on August 31, 2010.  Rent expense, included in cost of revenue, general and administrative, and research and development, was $617, 441 and $413,243 for the years ended December 31, 2008 and 2009, respectively.

Future minimum lease payments by year and in the aggregate, under the Company’s noncancelable operating leases, consist of the following at December 31, 2009:

Year Ending December 31,
2010	$459,126
2011	113,242
Thereafter	—
Total	$572,368

Guarantees

The Company enters into indemnification provisions under its agreements with other counterparties in its ordinary course of business, typically with business partners, clients and landlords. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities. These indemnification provisions generally survive termination of the underlying agreement. The Company reviews its exposure under these agreements no less than annually, or more frequently when events indicate. The Company believes the estimated fair value of these agreements is minimal as historically, no payments have been made by the Company under these indemnification obligations. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2009.

Legal Matters

The Company is, from time to time, involved in legal proceedings, regulatory actions, claims and litigation arising in the ordinary course of business. These matters are not expected to have a material adverse effect upon the Company’s financial statements.

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

6. Commitments and Contingencies – (continued)

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

Mr. Stankovich resigned his position with the Company as of April 2, 2010.

RESPONSE GENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Commitments and Contingencies – (continued)

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

Defined Contribution Plan

The Company maintains a defined contribution plan covering substantially all of its employees meeting minimum age and service requirements. Participation in the plan is optional.  The Company provides a maximum of 3% matching contribution based on employee contributions up to 6%. The Company’s matching contribution amount for the years ended December 31, 2008 and 2009 was $40,400 and 54,270, respectively.

RESPONSE GENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In consideration for this license, the Company agreed to pay to USC royalties based on a percentage of the revenues generated by the use of RGI-1 and related technology.  Royalty expense relating to this agreement amounted to $79,052 and $227,958 for the years ended December 31, 2008, and 2009, respectively.  Such expense is included in cost of revenue in the accompanying statements of operations.

License Agreement with Roche Molecular Systems (“Roche”)

In July 2001, the Company entered into a diagnostic services agreement with Roche to provide the Company with access to Roche’s patented PCR technology. In November 2004, this agreement was replaced by a non-exclusive license to use Roche’s PCR, homogenous PCR, and reverse transcription PCR processes. In consideration for these rights, the Company is obligated to pay royalties to Roche, based on a percentage of net sales of products or services that make use of the PCR technology.  Royalty expense relating to this agreement amounted to $292,481 and $198,279 for the years ended December 31, 2008, and 2009, respectively.  Such expense is included in cost of revenue in the accompanying statements of operations.

In November 2004, the Company entered into an agreement with Roche, pursuant to which the Company is collaborating with Roche to produce commercially viable assays used in the validation of genetic markers for pharmaceutical companies. Specifically, the Company has licensed the rights to Roche to use the pre-diagnostic assays the Company develops in the course of using its RNA-extraction technologies to provide testing services to pharmaceutical companies and to produce diagnostic kits that then can be sold commercially to those pharmaceutical companies. Roche is required to pay the Company royalties of a certain percentage of net sales of such diagnostic kits sold to pharmaceutical companies. Through December 31, 2009, Roche has not been required to pay any royalties to the Company pursuant to this agreement.

Services Agreement with Taiho Pharmaceutical Co., Ltd. (“Taiho”)

In July of 2001, the Company entered into an agreement with Taiho pursuant to which it will provide Taiho with RGI-1 generated molecular-based tumor analyses for use in guiding chemotherapy treatment for cancer patients and for use in its business developing and marketing pharmaceutical and diagnostic products for use against cancer. Pursuant to the agreement, the Company appointed Taiho as the exclusive purchaser in Japan of tests and testing services based upon the RGI-1 using gene expression for (i) any one or the combination of specified molecular markers, (ii) the therapeutic use of specified compounds, or (iii) the diagnosis or therapeutic treatment of specified precancerous and cancerous diseases. The Company also granted Taiho the right to be a non-exclusive purchaser in Japan of tests and testing services based upon the RGI-1 using gene expression, other than those for which Taiho has exclusivity, for, (i) any one or combination of molecular markers, (ii) the therapeutic use of any compound or biological product against cancer, or (iii) the diagnosis or therapeutic treatment of precancerous and cancerous diseases.

In consideration for the testing services provided, Taiho paid an upfront payment at the commencement of the agreement and is obligated to pay regular testing fees, covering the specific services performed on a monthly basis In January 2010, we amended our agreement with Taiho and the agreement was renewed for an additional three years. According to the terms of the renewal, Taiho’s appointment as an exclusive purchaser in Japan of tests and testing services through January 1, 2013 and its minimum purchasing obligations were extended through 2010.

Taiho is obligated to purchase a minimum amount of testing services from the Company each calendar quarter. Revenue recognized under this agreement was $1,844,725 and $1,782,950 for the years ended December 31, 2008, and 2009, respectively.

RESPONSE GENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. License and Collaborative Agreements  - (continued)

Services Agreement with SmithKline Beecham Corporation (d.b.a. GlaxoSmithKline or “GSK”)

In January 2006, the Company entered into an agreement with GSK, a leading pharmaceutical manufacturer, pursuant to which the Company provides services in connection with profiling the expression of various genes from a range of human cancers. Under the agreement, the Company will provide GSK with testing services as described in individual protocols and GSK will pay the Company for such services based on the pricing schedule established for each particular protocol. GSK is obligated to make minimum annual payments to the Company under the agreement and also was obligated to make a non-refundable upfront payment to the Company, to be credited against work undertaken pursuant to the agreement. In January 2006, the Company received an upfront payment of $2,000,000 which was initially recorded as deferred revenue. The timing of the recognition of these amounts is dependent upon when GSK submits the specimens for testing. The Company recognized $1,255,031 and $190,935 for the years ended December 31, 2008, and 2009, respectively.

In December 2008, the Company amended and restated our master service agreement with GSK. Pursuant to the amendment, the term of the GSK Agreement has been extended for a two-year period, with the option for the parties to extend the GSK Agreement for additional one-year periods, upon their mutual written agreement. In addition, we will become a preferred provider to GSK and its affiliates of genetic testing services on a fee-for-service basis and, in anticipation of the services to be provided, GSK agreed to make a non-refundable upfront payment of approximately $1,300,000 which was received on January 5, 2009 and included as part of deferred revenue and accounts receivable as of December 31, 2008.  The amount of deferred revenue for this agreement at December 31, 2009 is $1,400,933 of which $1,294,768 related to the Amended and Restated Master Service Agreement signed in December 2008.

Master Laboratory Test Services Agreement with GlaxoSmithKline Biologicals (“GSK Bio”)

In December 2006, the Company entered into an agreement with GSK Bio, the vaccine division of GSK (see above), pursuant to which it will provide testing services, principally in relation to profiling the expression of various genes from a range of human cancers. The Company will conduct the testing services on tissue specimens provided by GSK Bio. The agreement required that GSK Bio make an upfront payment of €2,000,000 (approximately $2,620,000), which was received by the Company in December 2006. The agreement further specifies that GSK Bio will pay annual minimum payments in 2007, 2008 and 2009 and that the upfront payment made in December 2006 will be credited against the annual minimum payments in 2007 and 2008. The agreement also provided that any differences between the annual minimum payments made in 2007, 2008 or 2009 and the amounts due to the Company for testing services performed on specimens submitted by GSK Bio during the three years ended December 31, 2009 be credited towards services performed during the year ending December 31, 2010, the final year of the agreement. If the Company ceases to provide services under the agreement or any reason, the Company shall remit to GSK Bio payment of the then remaining balance of the existing credit within sixty days of the date on which the Company ceased to provide services to GSK Bio.

In December 2007, the Company amended its agreement with GSK Bio whereby GSK Bio would make the remaining minimum payments under the agreement in one lump sum. This payment of approximately $2,722,000 was received in January 2008.

On September 7, 2009, the Company amended and restated its master service agreement with GSK Bio (the “Amended and Restated Agreement”).  Pursuant to the Amended and Restated Agreement, the parties agreed that GSK Bio has accrued an aggregate credit under the terms, representing the balance of deferred revenue relating to this agreement at that date of the original agreement, representing the balance of deferred revenue relating to this agreement at that date, which amount shall be allocated towards services rendered to GSK Bio during the remaining term of the agreement as described below.

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

RESPONSE GENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. License and Collaborative Agreements  - (continued)

Master Laboratory Test Services Agreement with GlaxoSmithKline Biologicals (“GSK Bio”) - (continued)

The Amended and Restated Agreement further provides that the Company shall provide additional services on a fee-for-service basis, upon GSK Bio’s written request, relating to the bridging of assays/diagnostic tests to third parties that develop, manufacture and sell the commercial diagnostic tests to be used with certain of GSK Bio’s products. The amount of deferred revenue for this agreement at December 31, 2009 and 2008 is $2,588,896 and $3,729,492, respectively.  The timing of the recognition of these amounts is dependent upon when GSK submits the specimens for testing. The Company recognized revenue of $3,631,716 and $3,420,748 relating to the GSK agreement for the years ended December 31, 2008, and 2009, respectively.

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

This agreement has an initial term of five years, with an automatic renewal for an additional three-year term unless either party gives 90 days notice in advance of the renewal date of its intent not to renew. Pursuant to the agreement, SBC will receive a percentage of the gross margin, as defined in the agreement, collected from the Company’s clients in China as compensation for its testing services performed. For the years ended December 31, 2008 and 2009, no testing services were performed.

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

This Agreement has an initial term expiring on March 31, 2010, with an automatic renewal for one year at the end of the original period under the same terms and conditions. Pursuant to the agreement, Hitachi will receive a percentage of the revenue, as provided in the agreement, collected from the Company's clients in the Territory, for its testing services performed which totaled $273,374 and $1,369,794 for the years ended December 31, 2008 and 2009, respectively.

Hitachi is responsible for expenses related to the cost of laboratory equipment and modification to the laboratory facilities, as well as the cost of reagents. The Company has provided to Hitachi required laboratory equipment which Hitachi has agreed to pay the Company and is included as part of accounts receivable totaling $248,799 at December 31, 2008.  This amount was paid during April 2009.

RESPONSE GENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Stock Option Plan

In March 2000, the Company adopted a Stock Option Plan (the “2000 Plan”) as approved by its board of directors. Under the 2000 Plan, the Company may grant options to acquire up to 1,600,000 shares of common stock. In connection with the adoption of the 2006 Employee, Director and Consultant Stock Plan, as further discussed below, the Company will grant no additional options under its 2000 Plan under which options to purchase 190,000 shares remained outstanding as of December 31, 2009. Although no more options may be granted under the 2000 Plan, the terms of the 2000 Plan continue to apply to all outstanding options. The Company also granted options to purchase 16,000 shares of common stock to two consultants which were granted under separate agreements outside of the 2000 Plan.

On October 26, 2006, the Board of Directors of the Company approved, and on May 1, 2007, reapproved, the adoption of the 2006 Employee, Director and Consultant Stock Plan (the “2006 Stock Plan”). The stockholders approved the 2006 Stock Plan on June 1, 2007. Under this plan, the Company may grant up to a maximum of 2,160,000 options to purchase the Company’s common stock. As of December 31, 2009, there were 409,510 options available to grant under the 2006 Stock Plan.

Employee options vest according to the terms of the specific grant and expire 10 years from the date of grant. Non-employee option grants to date vest typically over a 2 to 3 year period. The Company had 1,956,490 options outstanding at a weighted average exercise price of $5.12 at December 31, 2009. There were 878,413 nonvested stock options with a weighted average grant date fair value of $1.94 outstanding at December 31, 2009.

The Company estimated share-based compensation expense for the years ended December 31, 2008 and 2009 using the Black-Scholes model with the following weighted average assumptions:

	2008	2009
Risk free interest rate	3.54 - 5.03%	3.01%
Expected dividend yield	—	—
Expected volatility	77.4%	67.0%
Expected term (in years)	7	6
Forfeiture rate	5.0%	2.2%

The following table summarizes the stock option activity for the year ended December 31, 2009:

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2008	1,586,490	$6.24	7.98
Granted	477,000	$1.35
Exercised	—	$—
Forfeited	(107,000)	$5.03
Outstanding, , December 31, 2009	1,956,490	$5.12	7.52	$—
Exercisable, December 31, 2009	1,078,077	$6.44	6.61	$—

The exercise price for all the options granted though December 31, 2009 is below the stock price as of December 31, 2009; accordingly, the aggregate intrinsic value is $0 at December 31, 2009.

The weighted-average grant-date fair value of options granted during the years ended December 31, 2008 and 2009 was $2.15 and $0.84, respectively.  There were no options exercised during the years ended December 31, 2008 and 2009, respectively.

As of December 31, 2009, there was $1.7 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted-average period of 2.12 years.

RESPONSE GENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Stock Option Plan – continued

Information about stock-based compensation included in the results of operations for the years ended December 31, 2008 and 2009 is as follows:

	Year Ended December 31,
	2008	2009
Cost of revenue	$297,123	$240,125
General and administrative	1,050,466	675,703
Research and development	101,774	70,604
Totals	$1,449,363	$986,432

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

There were no warrants granted during the years ended December 31, 2008 and 2009.

The following table summarizes all common stock warrant activity during the year ended December 31, 2009:

	Number of Shares	Weighted Average Price	Remaining Contractual Life (years)
Outstanding, December 31, 2008	100,000	$7.70	3.50

Outstanding, December 31, 2009	100,000	$7.70	2.50
Exercisable, December 31, 2009	100,000	$7.70	2.50

RESPONSE GENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Income Taxes

The components of the income tax (benefit) provision for the years ended December 31, 2008 and 2009 were as follows:

	2008	2009
Current
Federal	$(14,000)	$—
Foreign	—	—
State	1,251	(4,788)
	(12,749)	(4,788)
Deferred
Federal	—	—
Foreign	—	—
State	—	—
	—	—
Income tax benefit	$(12,749)	$(4,788)

For financial statement purposes, loss before income taxes for the years ended December 31, 2008 and 2009 includes the following components:

	2008	2009

Domestic	$(6,152,507)	$(8,595,059)
Foreign	(3,345,780)	(750,784)
	$(9,498,287)	$(9,345,843)

A reconciliation of the expected income tax benefit computed using the federal statutory income tax rate of 34% to the Company’s effective income tax rate is as follows:

	2008	2009
Income tax benefit based on federal statutory rate	$(3,229,000)	$(3,178,000)
State income tax benefit, net of federal income tax	(300,000)	(532,000)
Change in deferred tax valuation allowance	3,350,000	3,706,000
Foreign income taxed at varying rates	134,000	30,000
Other, net	32,251	(30,788)
Income tax benefit	$(12,749)	$(4,788)

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and deferred tax liabilities at December 31, 2008 and 2009 are presented below:

	2008	2009
Deferred tax assets:
Domestic net operating loss carryforwards	$3,741,000	$7,166,000
Foreign net operating loss carryforwards	1,184,000	1,677,000
Deferred revenue	1,951,000	1,589,000
Federal and state tax credit	206,000	245,000
Stock-based compensation	1,461,000	1,853,000
Capitalized costs	1,235,000	1,235,000
Other, net	362,000	194,000
Total gross deferred tax assets	10,140,000	13,959,000
Less valuation allowance on deferred tax assets	(10,013,000)	(13,719,000)
Net deferred tax assets	127,000	240,000
Deferred tax liabilities:
Plant and equipment, principally accelerated depreciation	(127,000)	(240,000)

Total deferred tax liabilities	(127,000)	(240,000)
Net deferred taxes	$—	$—

RESPONSE GENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Income Taxes – ( continued)

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

We file U.S. federal, U.S. state, and foreign tax returns. Our major tax jurisdictions are U.S. federal and the State of California and are subject to tax examinations for the open years from 2001 through 2009.

As of December 31, 2009, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $18.6 million and $14.3 million, respectively. If not utilized, the federal net operating loss and tax credit carryforwards will expire beginning in 2020. If not utilized, the state net operating loss carryforward will expire beginning in 2012.

As of December 31, 2009, the Compnay had U.K. net operating loss carryforwards totaling approximately $5.6 million that may be carried forward indefinitely. A full valuation allowance has been provided against this asset.

11. Related Party Transactions

While employed at USC, Kathleen Danenberg, president, chief executive officer and director, developed and patented (United States Patent 6,248,535; Danenberg , et al., Method For Isolation of RNA From Formalin-Fixed Paraffin-Embedded Tissue Specimens) an extraction method that allowed reliable and consistent isolation of RNA from FFPE suitable for RT-PCR. USC retains ownership of this patent but has exclusively licensed this technology to the Company. In consideration for this license, the Company is obligated to pay royalties to USC, as a percentage of net sales of products or services using the technology, and to meet a certain minimum in royalty payments. Pursuant to USC policy, the inventors of technology owned by the University and then licensed for commercialization are paid a portion of royalties received by the University from the licensed technology. USC therefore pays a portion of royalties received from the Company to Ms. Danenberg in recognition of her invention. Amounts paid to Ms. Danenberg amounted to $29,993 and $5,465 for the years ended December 31, 2008 and 2009, respectively.

12. Segment Information

The Company operates in a single reporting segment, with operating facilities in the United States.

The following enterprise wide disclosure was prepared on a basis consistent with the preparation of the financial statements. The following tables contain certain financial information by geographic area:

	Year Ended December 31,
Revenue:	2008	2009
United States	$1,631,619	$3,862,985
Europe	3,648,427	3,420,748
Japan	1,844,725	1,782,950
	$7,124,771	$9,066,683

	December 31,
Long-lived assets:	2008	2009
United States	$1,414,842	$1,253,714
	$1,414,842	$1,253,714

RESPONSE GENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Net ResponseDX Revenue

Net ResponseDX revenue for the years ended December 31, 2008 and 2009 was comprised of the following:

	Year Ended December 31,
	2008	2009
Gross patient service revenue	$909,462	$9,685,149

Contractual allowances	(673,100)	(6,406,322)

Net ResponseDX revenue	$236,362	$3,278,827

We recognize a portion of product revenue from our ResponseDX tests invoiced to Medicare on an accrual basis and to third-party payors, including private payors on a cash basis. ResponseDX revenues related to Medicare billings is recorded at established billing rates net of an estimated billing adjustment, based on reporting models utilizing historical cash collection percentages and updated for current effective reimbursement factors. We recognize revenue from third party and private payors currently on a cash basis until a collection history can be determined. Until we are reasonably assured about a pattern of collections we will continue to record revenues from third party payors of ResponseDX on a cash basis.

The Company began recording revenues for ResponseDX during the quarter ended September 30, 2008.

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

14.  U.K. Operations

In December, 2008, the Company made the decision to increase the operational efficiency of the Company by consolidating its U.K. operations with its US operations.  The Company implemented a reduction of workforce as part of a strategic plan to increase operational efficiency in conjunction with the consolidation of its services at its Los Angeles facilities and it will not affect our genetic testing services or current partnership agreements. As such, management concluded that the closure of the U.K. operations did not constitute a discontinued operation.  As a result of the  reduction of workforce, management performed a recoverability test of the long-lived assets located at the United Kingdom testing facility. Based on the recoverability analysis performed, during the year ended December 31, 2008, the Company recorded a non-cash charge for the impairment of long-lived assets of $893,826 to write down the carrying value of the long-lived assets to their estimated fair value of $0 as of December 31, 2008, which is included in the U.K. expenses of $3,371,513.

On February 9, 2009, management implemented the reduction of workforce pursuant to which the Company closed its UK testing facility to consolidate services at its CLIA-certified laboratory facilities in Los Angeles.   The lease for the UK testing facility expired on April 1, 2009. The lease was extended, pursuant to its terms, for an additional month, in order to facilitate the winding down of the operations in the UK.  The reduction of workforce was substantially completed on March 31, 2009. The operating costs related to the U.K. laboratory were $752,901 for the year ended December 31, 2009 which includes redundancy costs of $295,799 incurred in connection with the reduction of workforce.

RESPONSE GENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Private Placements

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

Pursuant to the Lansdowne Registration Rights Agreement which is dated July 22, 2009, the Company filed a registration statement with the SEC to register the 3,057,907 shares sold to Lansdowne for resale, which became effective on November 3, 2009 and which registration statement is currently effective.

Under the Lansdowne Registration Rights Agreement, the Company was required to have the registration statement declared effective within 120 days after the private placement closed.  In addition, the Company is obligated to use commercially reasonable efforts (i) to cause the registration statement described above to remain continuously effective and (ii) to maintain the listing of the Company’s common stock on Nasdaq or other exchanges, as defined, for a period that will terminate on the earlier of July 22, 2012 or the date on which Lansdowne has sold all of its shares of common stock.  The Company is also required to file with the SEC in a timely manner all reports and other documents required of the Company under the 1934 Act. In the event the Company fails to satisfy its obligations under the Lansdowne Registration Rights Agreement, the Company would be in breach of said agreement, in which event Lansdowne would be entitled to pursue all rights and remedies at law or equity including an injunction or other equitable relief.  The Lansdowne Registration Rights Agreement does not provide an explicitly stated or defined penalty due upon a breach.  Because (i) the potential penalty for any breach of the Lansdowne Registration Rights Agreement is not explicitly stated or defined, which prohibits the Company from applying the guidance of ASC 825-20-15, Registration Payment Arrangements and (ii) complying will all filing requirements under the 1934 Act as described above is not solely within the Company’s control, the Company is required to present Lansdowne’s investment of $3,975,279 in the Company’s common stock as common stock outside of stockholders’ equity in the accompanying consolidated balance sheet under ASC 480-10-S99-3, Classification and Measurement of Redeemable Securities.

On March 5, 2010, the Company entered into a Purchase Agreement with certain affiliates of and funds managed by Lansdowne Partners Limited Partnership, Greenway Capital Partners and Paragon Associates for the private placement of 3,005,349 newly-issued shares of our common stock at a per share price of $1.31 (see Note 17).

16. Fair Value Measurements

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

As of December 31, 2009, the Company held certain assets that are required to be measured at fair value on a recurring basis, including its cash and cash equivalents. The fair value of these assets and liabilities was determined using the following inputs in accordance with ASC 820 at December 31, 2009:

	Fair Value Measurement as of December 31, 2009
	Total	Level 1	Level 2	Level 3
Description	$	$	$	$
Money market accounts (1)	6,240,403	6,240,403	—	—

(1)           Included in cash and cash equivalents on the accompanying consolidated balance sheet.

RESPONSE GENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Subsequent events

On March 5, 2010, the Company entered into a Purchase Agreement with certain affiliates of and funds managed by Lansdowne Partners Limited Partnership, Greenway Capital Partners and Paragon Associates for the private placement of 3,005,349 newly-issued shares of our common stock at a per share price of $1.31.  The closing of the sale of the shares occurred on Friday, March 5, 2010.  In connection with the acquisition of the shares, the Purchasers were granted certain preemptive rights permitting them to maintain their percentage ownership interests in connection with future issuances of the Company’s capital stock, subject to various exceptions and limitations.  Lansdowne participated in the Private Placement by electing to exercise the preemptive rights granted to it pursuant to the Purchase Agreement by and between the Company and Lansdowne, dated July 22, 2009.  Net proceeds received from this financing were approximately $4,000,000.

In connection with the Private Placement, the Company also entered into a Registration Rights Agreement, dated March 5, 2010, with the Purchasers (the “Registration Rights Agreement”) pursuant to which it has agreed to file, within 45 days of the closing of the Private Placement, a registration statement with the SEC to register the shares for resale, which registration statement is required to become effective within 120 days following the closing.  The Company also granted certain "piggyback" registration rights to the Purchasers which are triggered if the Company proposes to file a registration statement for its own account or the account of one or more shareholders until the earlier of the sale of all of the shares or the shares become eligible for sale under Rule 144(b)(1) without restriction.

Under the Registration Rights Agreements with the Purchasers, the Company is obligated to use commercially reasonable efforts to (i) cause the registration statements described above to remain continuously effective and (ii) to maintain the listing of Company’s common stock on Nasdaq or other exchanges, as defined, for a period that will terminate on the earlier of March 5, 2013 or the date on which the Purchasers have sold all shares of common stock.  The Company is also required to file with the SEC in a timely manner all reports and other documents required of the Company required of the Company under the 1934 Act.  In the event the Company fails to satisfy its obligations under the registration rights agreements, the Company would be in breach of said agreements, in which event, the Purchases would be entitled to pursue all rights and remedies at law or equity including an injunction or other equitable relief. These registration rights agreements do not provide an explicitly stated or defined penalty due upon a breach.  Because (i) the potential penalty for any breach of these Registration Rights Agreement is not explicitly stated or defined, which prohibits the Company from applying the guidance of ASC 825-20-15, Registration Payment Arrangements and (ii) complying with all filing requirements under the 1934 Act as described above is not solely within the Company’s control, the Company will be required to present the investment of approximately $4,000,000 in the Company’s common stock as common stock outside of stockholders’ equity in its future filings.

Part IV.

Item 14.  Exhibit, Financial Statement Schedules.

3.1*	Amended and Restated Certificate of Incorporation, as amended.
3.2*	Restated Bylaws of the Company.
4.1*	Warrant to purchase common stock issued to Maxim Group LLC and its designees.
4.2*	Form of Common Stock Certificate.
10.1†^	Amended and Restated Master Agreement for the supply of Laboratory Test Services by and between SmithKline Beccham Corporation (a.b.a. GlaxoSmithKline) and the Company dated as of December 22, 2008
10.2†!	Amended and Restated Master Agreement for the Supply of Laboratory Services by and between GlaxoSmithKline Biologicals and the Company, dated as of September 7, 2009.
10.4*†	License Agreement by and between Roche Molecular Systems, Inc. and the Company, dated as of November 23, 2004.
10.5*†	Patent License Agreement by and between Roche Molecular Systems Inc. and the Company, dated as of November 16, 2004.
10.6*†	Service Provider Agreement by and between Affymetrix, Inc. and the Company, dated as of September 29, 2006.
10.7*†	Option and License Agreement by and between the University of Southern California and the Company, as amended, dated as of April 19, 2000.
10.10*#	Employment Agreement by and between Thomas Stankovich and the Company, dated as of October 25, 2006, as amended on May 29, 2007.
10.11*#	Employment Agreement by and between Kathleen Danenberg and the Company, dated as of October 26, 2006, as amended on December 14, 2006, and on May 29, 2007.
10.12*#	Employment Agreement by and between Denise McNairn and the Company, dated as of February 20, 2007, as amended on May 29, 2007.
10.13*#	Response Genetics, Inc. 2006 Employee, Director and Consultant Stock Plan.
10.14	Office Lease by and between Health Research Association and the Company, dated effective as of January 25, 2005, as amended on January 28, 2010.
10.15*†	Collaboration Agreement by and between the Company and Shanghai Biochip Company, Ltd., dated as of March 5, 2007
10.16*	Lease Agreement by and between the Company and the University Court of the University of Edinburgh, dated as of March 15, 2007.
10.17*#	Executive Officer Form of Incentive Stock Option Agreement.
10.18*#	Executive Officer Form of Non-Qualified Stock Option Agreement.
10.19@†	Commission Agreement by and between Hitachi Chemical Co., LTD. and the Company, dated as of July 26, 2007.
14*	Code of Ethics.
21*	Subsidiaries of the Small Business Issuer.
23.1	Consent of SingerLewak LLP.
23.2	Consent of BDO Seidman, LLP.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906

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
^ Incorporated by reference to the Company’s Annual Report on Form 10K for the fiscal year ended December 31, 2008.
! Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESPONSE GENETICS, INC.

April 13, 2010	/s/ Kathleen Danenberg
Date	Kathleen Danenberg
President and Chief Executive
Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

	Signatures	Title	Date

By:	/s/ Kathleen Danenberg
	Kathleen Danenberg	President and Chief Executive Officer (principal executive officer) and Director	April 13, 2010

By:	/s/ Eric Alcorn
	Eric Alcorn	Vice President Finance and Administration (principal financial and accounting officer)	April 13, 2010

By:
	Tom DeMeester, M.D.	Chairman of the Board	April 13, 2010

By:	/s/ Gary D. Nusbaum
	Gary D. Nusbaum	Director	April 13, 2010

By:	/s/ John C. Ferrara
	John C. Ferrara	Director	April 13, 2010

By:	/s/ Michael Serruya
	Michael Serruya	Director	April 13, 2010

By:	/s/ David M. Smith
	David M. Smith	Director	April 13, 2010

By:	/s/ Kirk Calhoun
	Kirk Calhoun	Director	April 13, 2010

By:
	Edith P. Mitchell	Director	April 13, 2010