Form 10-K/A
period 2009-12-31
RESPONSE GENETICS INC
filed 2010-04-30
CIK 1124608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

ð           ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

ð           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes☐ No☒

The aggregate market value of common stock held by non-affiliates of the registrant was $6,628,244 as of June 30, 2009, the last business day of most recently completed second fiscal quarter. Such aggregate market value was computed by reference to the closing price of the common stock share as reported on the Nasdaq Capital Market on June 30, 2009. For purposes of this calculation only, the registrant has defined affiliates as all executive officers as of June 30, 2009 and any stockholder whose ownership exceeds 10% of the common stock outstanding as of June 30, 2009.

The number of shares of the registrant’s common stock as of April 13, 2010 was 18,302,532.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, Response Genetics, Inc. (the “Company”) hereby amends its Annual Report on Form 10-K for the year ended December 31, 2009 by adding the information required by Items 9, 10, 11, 12 and 13 of Part III relating to Directors, Executive Officers and Corporate Governance, Executive Compensation, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Certain Relationships and Related Transactions, and Director Independence, and Principal Accounting Fees and Services, respectively, because a definitive proxy statement containing such information will not be filed within 120 days after the end of the fiscal year covered by the original filing.  In order to preserve the nature and character of the disclosures as originally filed, except as specifically discussed in this Amendment No. 1 to the Annual Report on Form 10-K/A, no attempt has been made to modify or update such disclosures for events which occurred subsequent to the original filing on April 13, 2010.  Accordingly, this Amendment No. 1 to the Annual Report on Form 10-K/A should be read in conjunction with the Company’s subsequent filings with the Securities and Exchange Commission (“SEC”).

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information regarding our directors as of April 30, 2010:

Name	Age	Position Held with the Company

Tom DeMeester, M.D.	72	Chairman of the Board
Kathleen Danenberg	63	Director, Chief Executive Officer and President
David M. Smith	43	Vice Chairman of the Board
Gary D. Nusbaum	43	Director
John C. Ferrara	58	Director
Michael Serruya	45	Director
Kirk K. Calhoun	66	Director
Edith P. Mitchell	62	Director

The following is a brief summary of the background of each of our directors. There are no family relationships among any of the executive officers or directors.

Tom R. DeMeester, M.D. has been the Chairman of our board of directors since March 2000. Dr. DeMeester has been the Chairman Emeritus of the Department of Surgery and Professor Emeritus of General and Cardiothoracic Surgery at the USC School of Medicine since January 2009. From 1990 to 2009, Dr. DeMeester was the Chairman of the Department of Surgery and Professor of General and Cardiothoracic Surgery at the USC School of Medicine. From 1984 to 1990, Dr. DeMeester served as Chairman and Professor of the Department of Surgery at Creighton University School of Medicine. Dr. DeMeester received his M.D. from the University of Michigan School of Medicine and a B.A. from Calvin College.

Kathleen Danenberg has been our Chief Executive Officer and President since 2002. Prior to that, she served as our Vice President and Chief Scientific Officer from December 2000 to December 2002. Ms. Danenberg has served as one of our board members since March 2000. Ms. Danenberg began her career in molecular research and developed broad expertise in a variety of areas and applications. While at USC, Ms. Danenberg invented a breakthrough patented method to extract RNA from formalin−fixed paraffin embedded tissue specimens which became the basis for the establishment of Response Genetics, Inc. Prior to her work at USC, Ms. Danenberg received her B.S. in biochemistry from the University of Wisconsin. Ms. Danenberg has over 100 scientific publications to her credit.

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

Gary D. Nusbaum has served on our board of directors since August 24, 2007. From 1989−2002, Mr. Nusbaum was at the Private Equity firm Warburg Pincus, where he was a Managing Director, and from 2003 until 2005, Mr. Nusbaum was a Managing Director at Aetos Capital, an asset management firm. At Aetos Capital, Mr. Nusbaum was the firm’s Chief Financial Officer, and also headed its private equity business. In 2006, Mr.
Nusbaum joined Palladium Equity Partners, LLC, as a Managing Director. Mr. Nusbaum received his Bachelor of Science in Economics and Master of Business Administration degrees from The Wharton School of the University of Pennsylvania. He has been a board member of several public and private companies.

John C. Ferrara has served on our board of directors since April 4, 2008. Mr. Ferrara was Chief Financial Officer of EDGAR® Online®,Inc. (NASDAQ: EDGR). Prior to joining EDGAR® Online®, Inc., Mr. Ferrara served as Interim CFO to GAMCO Investors, Inc., President of The LGL Group, Inc. and has held chief financial officer positions at Space Holding Corporation, Golden Books Family Entertainment and Renaissance
Communications Corporation. Since 1999, Mr. Ferrara has served on the Boards of Directors of several public companies, including GAMCO Investors and Lynch Interactive. Mr. Ferrara is currently serving on the Board of Voice of an Angel, Inc., a non−profit organization. Mr. Ferrara holds a B.S. in Accounting from the University of Maryland as well as an M.B.A. in Finance from Columbia University.

Michael Serruya has served on our board of directors since March 2000. Since February 2000, Mr. Serruya has been Chairman of Yogen Fruz World Wide Incorporated, and from 1995 to February 2000 he was President, Chief Executive Officer and Chairman of Yogen Fruz, a consumer products company. He is currently on the board of directors of Jamba, Inc. (NASDAQ: JMBA). Mr. Serruya was also a member of the Ontario Jobs and Investment Board, an Ontario government organization. Mr. Serruya is currently the President and Chief Executive Officer of CoolBrands International Inc. (TSE:COB.A). Mr. Serruya attended Ryerson Polytechnical Institute.

Kirk K. Calhoun has served as a member of our board of directors since May 16, 2008. Mr. Calhoun joined Ernst & Young, LLP, a public accounting firm, in 1965 and served as a partner of the firm from 1975 until his retirement in 2002. Mr. Calhoun is a Certified Public Accountant. He is currently on the board of directors of Abraxis Bioscience, Inc. (NASDAQ: ABII), and has served on the Board of Directors and Audit Committees of four other public companies in the pharmaceutical industry up until the dates of their respective sales. Mr. Calhoun received a B.S. in Accounting from the University of Southern California.

Edith P. Mitchell, MD, FACP, joined as a member of our board of directors in January 2010. Since 1995, Dr. Mitchell has been a Clinical Professor of Medicine and Medical Oncology and Program Leader in Gastrointestinal Oncology at the Jefferson Medical College. She is also Associate Director of Diversity and Minority Programs for the Kimmel Cancer Center at Jefferson Medical College. She is a Fellow of the American College of Physicians and a member of various medical associations. She is also a member of the Easter Cooperative Oncology Group (ECOG), including the GI Committee of ECOG and is Assistant to the ECOG Group Chair for Special Populations. She has written over 100 articles, book chapters, and abstracts. In addition to her medical achievements, Dr. Mitchell is a retired Brigadier General from the Air National Guard. General Mitchell has been awarded over fifteen service medals and ribbons. Dr. Mitchell was an intern and resident at the Meharry Medical College and a fellow in Medical Oncology at Georgetown University.

Each of David R. Gandara, M.D. and Hubertus Spierings served as directors of the Company during the fiscal year-ended December 31, 2009. Dr. Gandara resigned as director on January 19, 2010. Mr. Spierings  resigned as director on February 8, 2010.

The Board of Directors has not yet determined the composition of the slate of directors to be nominated at the 2010 Annual Stockholders Meeting.  The Nominating and Governance Committee is currently assessing the particular experience, qualifications, attributes and skills of all current directors in light of all relevant facts and considerations, including the proposed slate of directors set forth pursuant to the Preliminary Proxy Statement filed by Special Situations Fund III QP, L.P., Special Situations Cayman Fund L.P. and Special Situations Life Sciences Fund, L.P. (“SSF”) in connection with SSF’s proxy solicitation regarding the election of directors of the Company.   At the conclusion of this process, the Nominating and Governance Committee will recommend to the full Board its proposed nominees and the full Board will make a final determination of an appropriate slate of directors to be nominated at the 2010 Annual Stockholders Meeting.

The following table sets forth certain information regarding our named executive officers as of December 31, 2009:

Name	Age	Position Held with the Company
Kathleen Danenberg	62	President, Chief Executive Officer
Thomas Stankovich	49	Vice President, Chief Financial Officer and Secretary
Denise McNairn	42	Vice President and General Counsel

The following is a brief summary of the background of each of our named executive officers. There are no family relationships among any of the executive officers.

Kathleen Danenberg has been our Chief Executive Officer and President since 2002. Please see her biography in the section entitled “The Board of Directors” above.

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

Thomas Stankovich served as our Vice President, Chief Financial Officer and Secretary from November 2006 until his resignation on April 2, 2010. Mr. Stankovich gained financial and business experience over the past 23 years working in both domestic and international operations with publicly−traded companies in the pharmaceutical and biotechnology industries. Mr. Stankovich most recently was Executive Vice President and Chief Financial officer at Cobalis Corp. Nasdaq: CLSC) from December 2005 until he joined us. Subsequent to Mr. Stankovich's departure from Cobalis in November, 2006, Cobalis declared Chapter 11 bankruptcy in October, 2007. Prior to his position at Cobalis Corp., he worked at MP Biomedicals, LLC where he served as Senior Vice President and Chief Financial Officer from July 2003 to December 2005. From January 2003 through July 2003 Mr. Stankovich worked as a financial consultant. He served as Senior Vice President and Chief Financial Officer for Ribapharm, Inc. (NYSE: RNA) from December 2001 to January 2003 (now part of Valeant Pharmaceuticals International) (NYSE: VRX) where he helped complete an initial public offering in April 2002. Since 1986, Mr. Stankovich has served in various executive financial management positions for ICN Pharmaceuticals, Inc. (NYSE: ICN) (now renamed Valeant Pharmaceuticals International) including Vice President, Chief Financial Officer for ICN International A.G., and Vice President and Controller for ICN Europe. Mr. Stankovich holds Bachelor of Science degrees in both accounting and finance from California State University, Northridge.

Board of Directors Meetings and Attendance

Our board of directors met ten times during the fiscal year ended December 31, 2009, either in person or by teleconference. During 2009, each of our directors attended at least 75% of the aggregate of the number of meetings of the Board and of committees of the Board on which he served during fiscal 2009, with the exception of Dr. Gandara who attended six of the ten Board meetings and all three of the compensation committee meetings held in 2009.

Our corporate governance guidelines provide that directors are strongly encouraged to attend the annual meeting of stockholders. Dr. DeMeester, Ms. Danenberg, Mr. Calhoun, Mr. Ferrara, Mr. Nusbaum and Mr. Serruya attended the 2009 annual meeting of our stockholders.

Board Composition

The Board of Directors seeks to ensure that the Board is composed of members whose particular experience, qualifications, attributes and skills, when taken together, will allow the Board to satisfy its oversight responsibilities effectively.

How Directors are Chosen

The Nominating and Governance Committee is responsible for assisting the Board in identifying individuals qualified to become Board members and recommending director nominees to the Board for each annual meeting of stockholders. It is the Nominating and Governance Committee’s policy to consider candidates recommended by stockholders, Company management or any other Board members. All candidate recommendations submitted by stockholders will be considered in the same manner and under the same process as any other candidate recommendations submitted from other sources.

The Nominating and Governance Committee considers the qualifications of candidates based upon its charter and the Company’s corporate governance guidelines. The Nominating and Governance Committee selects individuals as director nominees who have the highest personal and professional integrity, who have demonstrated exceptional ability and judgment and who would be most effective, in conjunction with the other members of the Board of Directors, in collectively serving the long-term interests of the stockholders, and all other factors it considers appropriate. The Nominating and Governance Committee does not have a formal policy with regard to the consideration of diversity in identifying director candidates.  However, the Nominating and Governance Committee believes that having diversity amongst Board members enhances the Board’s ability to make fully informed, comprehensive, decisions and demonstrates leadership with respect to the Company’s initiatives to recruit and retain the best employees.  As a result, the Nominating and Governance Committee believes that the Board should be comprised of a well-balanced group of individuals with diverse backgrounds, experiences, ages, races, genders and national origins as well as differences of viewpoint, professional experience, financial, business, academic, public sector and other and other expertise, education, skill and other individual qualities and attributes that contribute to board heterogeneity. The Nominating and Governance Committee has authority to retain search firms to assist in identifying and evaluating director candidates and to approve fees and retention terms for such advisors. After conducting an initial evaluation of a candidate, the Nominating and Governance Committee will interview that candidate if it believes the candidate might be suitable to be a director and may also ask the candidate to meet with other directors and members of management. If the Nominating and Governance Committee believes a candidate would be a valuable addition to the Board, it will recommend to the full Board that candidate’s election.

Leadership Structure

The Board does not have a prescribed policy on whether the roles of the Chairman of the Board and the Chief Executive Officer should be separate or combined, but the positions are currently held separately in recognition of the differences between the two roles.  Dr. DeMeester serves as the Chairman of the Board and Ms. Danenberg serves as the Chief Executive Officer and President. We believe that having these positions currently held by separate persons is beneficial to the Company in that it enhances the Board’s risk management and oversight and provides greater checks and balances by not instilling too much authority or power in one individual. In accordance with our Bylaws, the Chairman is responsible for chairing Board meetings and setting the agenda for these meetings. Each director also may suggest items for inclusion on the agenda and may raise at any Board meeting subjects that are not on the agenda for that meeting.

Our Board has three standing committees, each of which is comprised solely of independent directors with a different committee chair, each as described below.  In addition, in its discretion, the Board may authorize and appoint special committees with such duties and powers deemed necessary and appropriate by the Board.  For example, in connection with the consideration of previous private placement financing transactions in 2009 and 2010, our Board formed Special Financing Committees authorized to make recommendations to the Board with regards to financing alternatives and proposals.  In addition, in response to recent proxy solicitations of certain of our significant stockholders, the Board has formed a committee of independent directors authorized to make recommendations to the Board regarding any changes to the structure or composition to the Board of Directors.  We believe that the separation of the Chairman and Chief Executive Officer position, coupled with experienced independent directors, separate committee chairs and special committee support where necessary, provides an effective leadership structure for the Company.

Oversight of Risk Management

It is management’s responsibility to manage risk and bring to the Board’s attention the most material risks to the company. It is the Board’s responsibility to oversee management in this effort. The Board has oversight responsibility of the processes established to report and monitor systems for material risks applicable to the Company.  In exercising its oversight, the Board has allocated some areas of focus to its committees and has retained areas of focus for itself, as described below. The Audit Committee regularly reviews financial risk, such as accounting, finance, internal controls other risk management functions. The Nominating and Governance Committee considers risks related to succession planning and oversees the appropriate allocation of responsibility for risk oversight among the committees of the Board. The Compensation and Benefits Committee considers risks related to the attraction and retention of talent and risks relating to the design of compensation programs and arrangements. The Compensation and Benefits Committee also reviews compensation and benefits plans affecting employees in addition to those applicable to executive officers. Oversight responsibility for compliance risk is shared among the Board committees.  The full Board considers strategic risks and opportunities and regularly receives detailed reports from the committees regarding risk oversight in their areas of responsibility.

Board Committees

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

Our board of directors has determined that all of the members of each of the board’s three standing committees are independent as defined under the rules of the NASDAQ Stock Market, including, in case of all members of the audit committee, the independence requirements contemplated by Rule 10A−3 under the Securities and Exchange Act of 1934.

Audit Committee

Our audit committee’s responsibilities include:

•	assisting the Board in monitoring the integrity of the financial statements of the Company and financial reporting procedures and the Company’s compliance with legal and regulatory requirements;

•
approving and retaining the independent registered public accounting firm to conduct the annual audit of our books and records and informing the Board of any significant accounting matters, including accounting policies;

•	reviewing management’s accounting for the Company’s financial results and reviewing the timeliness and adequacy of the reporting of those results and related judgments;

•	reviewing the proposed scope and results of the audit;

•	reviewing and pre−approving the independent registered public accounting firm’s audit and non−audit services rendered;

•	approving the audit fees to be paid;

•	reviewing accounting and financial controls with the independent registered public accounting firm and our financial and accounting staff;

•	reviewing and approving transactions between us and our directors, officers and affiliates;

•	recognizing and preventing prohibited non−audit services;

•	overseeing internal audit functions and inquiring into the audits of the Company’s books made internally and by outside independent registered public accounting firm;

•	reviewing the performance of the Audit Committee;

•
establishing procedures for the receipt, retention and treatment of complaints relating to accounting, internal accounting controls, and for the confidential, anonymous submission by employees of concerns regarding accounting or auditing matters;

•	reviewing and reporting to the Board on the Company’s management of its financial resources; and

•	preparing the report of the audit committee that SEC rules require to be included in our annual meeting proxy statement.

The members of our audit committee are Mr. Ferrara, Mr. Nusbaum and Mr. Calhoun. Mr. Ferrara chairs the committee.  John C. Ferrara, the Chairman of the Audit Committee, is an independent director who has been determined by our Board of Directors to be an audit committee financial expert. Stockholders should understand that this designation is a disclosure requirement of the SEC related to Mr. Ferrara’s experience and understanding with respect to certain accounting and auditing matters. The designation does not impose upon Mr. Ferrara any duties, obligations or liability that are greater than are generally imposed on him as a member of the Audit Committee and the Board of Directors, and his designation as an audit committee financial expert pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of the Audit Committee or the Board of Directors. Our audit committee met twelve times during 2009.

A copy of the Audit Committee’s written charter is publicly available on our website at www.responsegenetics.com.

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

The Compensation Committee has adopted a combination of compensation elements in order to further our compensation goals. The elements include: (i) base salary, (ii) annual or other time or project based incentive compensation based upon individual and corporate performance; and (iii) long−term incentive compensation in the forms of equity participation. In furtherance of our compensation objectives, the Compensation Committee also considers publicly available compensation data for directors and management, provided by our compensation consultant, Equilar, Inc. In addition, the Compensation Committee considers the recommendation of our chief executive officer with respect to the appropriate compensation of our other executive officers.

During 2009, Mr. Spierings, Mr. Calhoun and Dr. Gandara were members of our compensation committee. Following the resignation of each of Mr. Spierings and Dr. Gandara, the current members of our compensation committee are Mr. Calhoun, Dr. Mitchell and Mr. Ferrara.  Our compensation committee met three times during 2009. Mr. Calhoun chairs the committee.

A copy of the Compensation Committee’s written charter is publicly available on our website at www.responsegenetics.com.

Nominating and Governance Committee

Our nominating and governance committee is composed of two members and is authorized to:

•
seek and identify individuals qualified to become Board members, and reviews and recommends possible candidates for Board membership, taking into account such criteria as independence, skills, diversity, occupation and experience in the context of the needs of the Board;

•	review the structure of the Board, its committees and overall size;

•	recommend for Board approval assignments of Board members to committees and selection of Board committee chairs;

•	oversee the implementation of the Code of Business Conduct and Ethics and monitors compliance with the Code;

•	determine a schedule for regular executive sessions of the Board in which non−management directors meet without management participation;

•	develop and recommend to the Board corporate governance principles applicable to our company;

•	oversee the process of succession planning for management;

•	review and maintain oversight of matters relating to the independence of Board and committee members;

•	review the performance of the nominating and governance committee; and

•	oversee the annual performance evaluation of the board of directors and management.

The members of our Nominating and Governance Committee are Mr. Nusbaum and Mr. Ferrara. Mr. Nusbaum chairs the committee. Our nominating and governance committee met six times during 2009.

A copy of the Nominating Committee’s written charter is publicly available on the Company’s website at www.responsegenetics.com.

Report of Audit Committee

The Audit Committee of the Board of Directors, which consists entirely of directors who meet the independence and experience requirements of The NASDAQ Stock Market, has furnished the following report:

The Audit Committee assists the Board in overseeing and monitoring the integrity of our financial reporting process, compliance with legal and regulatory requirements and the quality of internal and external audit processes. This committee’s role and responsibilities are set forth in our charter adopted by the Board, which is available on our website at www.responsegenetics.com. This committee reviews and reassesses our charter annually and recommends any changes to the Board for approval. The Audit Committee is responsible for overseeing our overall financial reporting process, and for the appointment, compensation, retention, and oversight of the work of BDO Seidman LLP. In fulfilling its responsibilities for the financial statements for fiscal year 2009, the Audit Committee took the following actions:

•	Reviewed and discussed the audited financial statements for the fiscal year ended December 31, 2009 with management and BDO Seidman LLP, our independent registered public accounting firm;

•
Discussed with BDO Seidman LLP the matters required to be discussed by Statement on Auditing Standards No. 90, as amended, as adopted by the Public Company Accounting Oversight Board in Rule 3200T, relating to the conduct of the audit; and

•
Received written disclosures and the letter from BDO Seidman LLP regarding its independence as required by Independence Standards Board Standard No. 1, as adopted by the Public Company Accounting Oversight Board in Rule 3600T. The Audit Committee further discussed with BDO Seidman LLP their independence. The Audit Committee also considered the status of pending litigation, taxation matters and other areas of oversight relating to the financial reporting and audit process that the committee determined appropriate.

Based on the Audit Committee’s review of the audited financial statements and discussions with management and BDO Seidman LLP, the Audit Committee recommended to the Board that the audited financial statements be included in our Annual Report on Form 10−K for the fiscal year ended December 31, 2009 for filing with the SEC.

Members of the Response Genetics, Inc.
Audit Committee on April 30, 2010
John C. Ferrara
Gary D. Nusbaum
Kirk K. Calhoun

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s directors and executive officers, and any persons who own more than ten percent of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company.  Directors, executive officers and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.  Based solely on its review of the copies of such forms and written representations from certain reporting persons, the Company believes that all filing requirements applicable to its directors and executive officers have been complied with during 2009, except for the Form 4’s required to be filed (i) for each of our named executive officers with respect to the grant on June 16, 2009 of options to purchase shares of our common stock at an exercise price of $1.35 as referenced in the Outstanding Equity Awards table and (ii) for each director with respect to the grant on June 16, 2009 of options to purchase 11,500 shares of our common stock at an exercise price of $1.35 pursuant to the terms of our director compensation policy, which Form 4’s will be filed promptly following the filing of this Report on Form 10-K/A.

ITEM 10. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following table shows the total compensation awarded to, earned by, or paid to our Chief Executive Officer and our two next most highly compensated executive officers (our “named executive officers”) during the last two completed fiscal years.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Options ($) (1)	All Other Compensation	Total
Kathleen Danenberg	2009	$371,000	$145,000	50,582	24,000(2)	$590,582
President & CEO	2008	$371,000	0	158,317	18,027	$567,344
Thomas Stankovich	2009	$233,200	0	25,291	$4,305(3)	$262,796
Vice President, Chief Financial Officer and Secretary	2008	$233,200	0	63,327	$6,607	$303,134
Denise McNairn	2009	$238,500	$80,000	25,291	0	$343,791
Vice President, General Counsel	2008	$238,500	0	63,327	0	$301,827

(1) This column represents the aggregate grant date fair value of stock options granted to our named executive officers in each of 2009 and 2008, determined under FASB ASC Topic 718, Compensation — Stock Compensation. Assumptions used in the calculation of these amounts are included in Note 8 to our financial statements for the year ended December 31, 2009.

(2) “All Other Compensation” for the year ended December 31, 2009 includes amounts paid to Ms. Danenberg pursuant to the monthly car and personal expense allowances provided for under the terms of her Employment Agreement.

(3) “All Other Compensation” for the year ended December 31, 2009 includes amounts paid to Mr. Stankovich pursuant to the Company’s 401(k) matching program.

The Danenberg Employment Agreement

We entered into an employment agreement with Ms. Danenberg on October 26, 2006, which was subsequently amended on December 14, 2006, and on May 29, 2007, pursuant to which she serves in the positions of President and Chief Executive Officer. The agreement had an initial term of three years and is now subject to automatic one-year renewal terms. Ms. Danenberg is to receive an initial base salary of $350,000 per year, subject to annual adjustments at the discretion of the Board. Ms. Danenberg also is eligible to earn a minimum of 40% of her base salary as an annual bonus based upon our meeting certain performance targets and her meeting personal objectives as determined by our board of directors. Additionally, we will provide Ms. Danenberg with a monthly allowance of $1,000 to cover miscellaneous personal expenses and a $1,000 monthly automobile allowance. Ms. Danenberg will be eligible for future option grants as approved by our board of directors. Furthermore, in the event that Ms. Danenberg originates a contract between the Company and any third party pursuant to which the Company is guaranteed an up-front cash payment of at least $500,000, she will be paid a one-time bonus in an amount that will result in an after-tax payment to her of 6% of such up-front cash payment.  In addition, for each $5,000,000 of gross revenues guarantees by such contract over its term, she will be paid an additional bonus in an amount that will result in an after-tax payment to her of 4% of such up-front cash payment (up to an aggregate of $500,000).

In the event that Ms. Danenberg’s employment is terminated by us without cause or by her for good reason, each as defined under the agreement, we are obligated to pay her severance equal to the greater of (a) one full year of base pay and benefits and (b) the base pay and benefits for the remaining term of the employment agreement. In addition, within forty-five days of her termination, we are obligated to pay her the pro rata portion of the bonus earned as of her termination date. In addition the portion of Ms. Danenberg’s options that are vested as of the date of her termination shall be exercisable for one year from the date of her termination. In the event that Ms. Danenberg’s employment is terminated because of her death, or because of a disability as defined in the employment agreement, Ms. Danenberg or her estate will be entitled to receive the pro rata portion of the bonus earned as of her death or disability, and we will provide to Ms. Danenberg and/or her heirs, as the case may be, benefits coverage for a period of 12 months following the date of such death or disability.

In the event a change in control occurs during Ms. Danenberg’s employment, she has agreed not to resign her employment voluntarily for a period of six months following the effective date of the change in control. If within such six-month period she is terminated by us without cause or she resigns for good reason, in addition to any other benefits to which she is entitled and provided she executes a release of claims, Ms. Danenberg will be entitled to a lump sum payment within forty-five days following such termination equal to one month of base pay at her then-current annual rate for each month during such six-month period for which she has yet to complete service to us at the time of such termination. In addition, in the event that any payments or benefits received under her agreement in connection with a change in control are considered excess parachute payments subject to excise taxes under the Internal Revenue Code, Ms. Danenberg will be entitled to be fully grossed up for 50% of the amount of such excises taxes so imposed on her, up to a maximum of $100,000. The employment agreement also places customary confidentiality, assignment of inventions, and non-solicitation obligations on Ms. Danenberg.

The Stankovich Employment Agreement and Release

We entered into an employment agreement with Thomas Stankovich on October 25, 2006, which was amended on May 29, 2007, pursuant to which he has served in the positions of Vice President and Chief Financial Officer. The agreement had an initial term of three years and was thereafter subject to automatic one-year renewal terms. On March 23, 2010, Mr. Stankovich informed the Company of his resignation as an officer and employee of the Company without good reason, as defined in his employment agreement, effective April 2, 2010.

In connection with his resignation, Mr. Stankovich and the Company entered into a Separation Agreement and General Release, pursuant to which Mr. Stankovich agreed to a general release and waiver of claims against the Company.  In consideration for his release and waiver of claims against the Company, the Company agreed to provide Mr. Stankovich with (i) continued health coverage at the active employee rate through October 31, 2010, (ii) full vesting in the unvested portion of his 2009 stock option award (which covered an aggregate of 40,000 shares of our common stock (of which 30,000 remained unvested as of his termination) at a purchase price of $1.35 per share), and (iii) the extension of the term of his 2009 stock option award through April 2, 2011.  All other unvested options held by Mr. Stankovich upon his resignation were forfeited, and all other vested options will remain exercisable through July 1, 2010.  A copy of Mr. Stankovich’s Separation Agreement and General Release is attached hereto as Exhibit 10.20.

The McNairn Employment Agreement

We entered into an employment agreement with Denise McNairn on February 20, 2007, which was amended on May 29, 2007, pursuant to which she serves in the positions of Vice President and General Counsel. The agreement had an initial term of three years and is now subject to automatic one-year renewal terms. Ms. McNairn is to receive an initial base salary of $225,000 per year. Ms. McNairn is also eligible to earn an annual bonus of up to 35% of her base salary based upon our meeting certain performance targets and her meeting personal objectives as agreed upon with the CEO and approved by our board of directors.  The employment agreement also places customary confidentiality, assignment of inventions, and nonsolicitation obligations on Ms. McNairn.

Outstanding Equity Awards at Fiscal Year-End

The following table shows grants of stock options held by our named executive officers on December 31, 2009.

Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Options Exercise Price ($)	Option Expiration Date
Kathleen Danenberg	6/4/07(1)	212,577	—	7.00	6/4/17
	6/17/08(2)	5,031	6,469	3.15	6/17/18
	9/17/08(3)	32,813	42,187	3.05	9/17/18
	6/16/09(4)	20,000	60,000	1.35	6/16/19
Thomas Stankovich	6/4/07(5)	35,488	35,488	7.00	6/4/17
	9/17/08(6)	13,125	16,875	3.05	9/17/18
	6/16/09(7)	10,000	30,000	1.35	6/16/19
Denise McNairn	6/4/07(8)	35,639	35,639	7.00	6/4/17
	9/17/08(9)	13,125	16,875	3.05	9/17/18
	6/16/09(10)	10,000	30,000	1.35	6/16/19

(1) Pursuant to her employment agreement, we granted Ms. Danenberg a non-qualified stock option on the date of our initial public offering (the “IPO Date”) under the 2006 Employee, Director and Consultant Stock Plan (the “Stock Plan”) to purchase 212,577 shares of our common stock, which represented 3% of the total shares of our common stock outstanding on October 26, 2006, on a fully diluted basis, at an exercise price equal to $7.00, which was the initial public offering price of our common stock (the “IPO Price”). These options vested over the two-year period following the date of grant, and as such are fully vested and exercisable.

(2) Pursuant to our director compensation policy, we granted Ms. Danenberg a non-qualified stock option under the Stock Plan to purchase 11,500 shares of our common stock at an exercise price equal to the fair market value of our common stock on the date of grant, vesting quarterly over the four-year period following the date of grant, subject to continued service on the board of directors.

(3) We granted Ms. Danenberg a non-qualified stock option under the Stock Plan to purchase 75,000 shares of our common stock at an exercise price equal to the fair market value of our common stock on the date of grant. One quarter of Ms. Danenberg’s options vested immediately upon the issuance of the options and the remainder shall vest in four equal installments on the first four anniversaries of the date of grant.

(4) We granted Ms. Danenberg a non-qualified stock option under the Stock Plan to purchase 80,000 shares of our common stock at an exercise price equal to the fair market value of our common stock on the date of grant. One quarter of Ms. Danenberg’s options vested immediately upon the issuance of the options and the remainder shall vest in four equal installments on the first four anniversaries of the date of grant.

(5) Pursuant to his employment agreement, we granted Mr. Stankovich a non-qualified stock option on the IPO Date under the Stock Plan to purchase 70,976 shares of our common stock, which represented 1% of the number of the total shares of our common stock outstanding on November 27, 2006, on a fully diluted basis, at an exercise price equal to the IPO Price. These options were scheduled to vest in equal annual amounts over the four-year period following the date of grant; however, such options that remained unvested as of his resignation were forfeited.

(6) We granted Mr. Stankovich a non-qualified stock option under the Stock Plan to purchase 30,000 shares of our common stock at an exercise price equal to the fair market value of our common stock on the date of grant. One quarter of the shares vested on the date of grant, and the remainder were scheduled to vest in four equal installments on the first four anniversaries of the date of grant; however, such options that remained unvested as of his resignation were forfeited.

(7) We granted Mr. Stankovich a non-qualified stock option under the Stock Plan to purchase 40,000 shares of our common stock at an exercise price equal to the fair market value of our common stock on the date of grant. One quarter of the shares vested on the date of grant, and the remainder were scheduled to vest in four equal installments on the first four anniversaries of the date of grant.  Pursuant to the terms of a Release Agreement approved by the Board of Directors on April 29, 2010, with respect to his resignation (the “Release Agreement”), in consideration for a release of claims against the Company, the unvested portion of Mr. Stankovich’s 2009 option award became fully vested and will remain outstanding and exercisable until April 2, 2011.

(8) Pursuant to her employment agreement, we granted Ms. McNairn a non-qualified stock option on the IPO Date under the Stock Plan to purchase 71,278 shares of our common stock, which represented 1% of the total shares of our common stock outstanding on February 20, 2007, on a fully diluted basis, at an exercise price equal to the IPO Price. The shares vest in four equal installments on the first four anniversaries of the date of grant. The options will vest immediately upon a change in control.

(9) We granted Ms. McNairn a non-qualified stock option under the Stock Plan to purchase 30,000 shares of our common stock at an exercise price equal to the fair market value of our common stock on the date of grant. One quarter of the shares vested on the date of grant, and the remainder vest in four equal installments on the first four anniversaries of the date of grant.

(10) We granted Ms. McNairn a non-qualified stock option under the Stock Plan to purchase 40,000 shares of our common stock at an exercise price equal to the fair market value of our common stock on the date of grant. One quarter of the shares vested on the date of grant, and the remainder vest in four equal installments on the first four anniversaries of the date of grant.

Director Compensation

The following table shows the total compensation paid or accrued during the fiscal year ended December 31, 2009 to each of our non-employee directors.

	Fees Earned $ (1)	Option Awards $ (2)	Total
Gary D. Nusbaum (3)	30,500	9,735	40,235
John C. Ferrara (4)	32,000	9,735	41,735
Kirk. K. Calhoun (4)	28,000	9,735	37,735
David M. Smith (4)	20,000	9,735	29,735
Michael Serruya (4)	20,000	9,735	29,735
Tom DeMeester, M.D. (4)	20,000	9,735	29,735
Hubertus Spierings (3)	26,000	9,735	35,735
David. R. Gandara, M.D. (4)	22,000	9,735	31,735

(1) A full description of all fees paid to our directors is provided below. The cash portion of fees paid represent 100% of the annual retainer and 100% of the committee meeting fees described below.

(2) This column represents the aggregate grant date fair value of stock options granted to our directors in 2009, determined under FASB ASC Topic 718, Compensation — Stock Compensation. Assumptions used in the calculation of these amounts are included in Note 8 to our financial statements for the year ended December 31, 2009.

(3) The aggregate number of stock options outstanding for each of these directors as of 12/31/09 was 34,500.

(4) The aggregate number of stock options outstanding for each of these directors as of 12/31/09 was 23,000.

On February 12, 2008, the Compensation Committee of the Board of Directors revised and adopted a director compensation policy. Under the terms of this policy, all directors will receive the following:

•	An annual retainer of $20,000 to be paid quarterly in arrears on the last day of the quarter;

•
An annual grant of options to purchase 11,500 shares of our common stock at an exercise price equal to the fair market value of our common stock on the date of grant, vesting quarterly over the four-year period following the date of grant, subject to continued service on the board of directors;

•
A per-meeting fee of $500 for each meeting of the audit committee, the compensation committee, and the nominating and governance committee of the board of directors attended, as applicable, either in person or telephonically; and

•	A per-meeting fee of $750 for the Chairman of each of the committees for each committee meeting attended, either in person or telephonically.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The table below sets forth certain information as of April 30, 2010 about the Company’s Common Stock that may be issued upon the exercise of options and rights under all of our existing equity compensation plans (shares in thousands):

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,890,567	$5.21	1,175,433
Equity compensation plans not approved by security holders	—	—	—
Total	1,890,567	$5.21	1,175,433

Security Ownership of Directors and Management and Certain Beneficial Owners

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 30, 2010 by each of our named executive officers, each of our directors and director nominees, all of our current directors and executive officers as a group and each person, entity or group of affiliated person or entities known by us to own beneficially more than 5% of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. We deem shares of common stock that may be acquired by an individual or group within 60 days of April 30, 2010 pursuant to the exercise of options or warrants to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them based on information provided to us by these stockholders. Percentage of ownership is based on 18,302,532 shares of common stock outstanding on April 30, 2010.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage Shares Beneficially Owned
Directors and Executive Officers
David Smith	1,394,854 (2)	7.6%
Michael Serruya	12,564 (2)	*
Kathleen Danenberg	712,248 (1)	3.9%
Tom DeMeester	381,470(2)	2.1%
Gary D. Nusbaum	16,531 (2)	*
John C. Ferrara	8,625 (2)	*
Kirk K. Calhoun	8,625 (2)	*
Denise McNairn	84,083 (2)	*
All current executive officers and directors	2,619,000	14.3%
5% or More Stockholders
Clara Serruya	1,728,656 (3)	9.4%
Samuel Serruya	1,728,656 (4)	9.4%
AWM Investment Co, Inc.	3,350,174 (5)	18.3%
Lansdowne Partners Limited Partnership	3,658,676 (6)	19.9%
SRB Management, L.P.	2,066,601 (7)	11.3%

* Indicates ownership of less than 1%.

(1) Includes of 426,108 shares of common stock jointly owned by Ms. Danenberg and her husband, Peter Danenberg. Includes 286,140 shares of common stock issuable upon the exercise of options within 60 days of April 30, 2010.

(2) Includes amounts for stock options that have vested or will vest within 60 days of April 30, 2010.

(3) Includes 864,328 shares of common stock owned by her husband, Samuel Serruya, as to which Mrs. Serruya disclaims beneficial ownership.

(4) Includes 864,328 shares of common stock owned by his wife, Clara Serruya, as to which Mrs. Serruya disclaims beneficial ownership.

(5) According to Amendment No. 3 to the Schedule 13D filed by Austin W. Marxe and David M. Greenhouse on February 18, 2010, Mr. Marxe and Mr. Greenhouse have shared power to vote and dispose of or direct the disposition of 3,350,174 common shares. MGP Advisors Limited (“MGP”) is the general partner of the Special Situations Fund III QP, L.P. (“QP”). AWM Investment Company, Inc. (“AWM”) is the general partner of MGP, the general partner of and investment adviser to the Special Situations Cayman Fund, L.P. (“Cayman”) and the investment adviser to QP and the Special Situations Life Sciences Fund, L.P. (“LS”). Austin W. Marxe and David M. Greenhouse are the principal owners of MGP and AWM.  Through their control of MGP and AWM, Messrs. Marxe and Greenhouse share voting and investment control over the portfolio securities of each of the funds listed above, which include respectively 1,065,351 common shares held by QP, 1,158,651 common shares held by Cayman, and 1,126,172 common shares held by LS. The principal address for AWM Investment Co. is 527 Madison Ave. #2600, New York, NY 10022.

(6) According to a Form 4 filed by Lansdowne Partners Limited Partnership on March 9, 2010, 3,658,676 common shares are held in the account of Lansdowne UK Strategic Investment Master Fund Limited (the "Master Fund") and may be deemed to be beneficially owned by Lansdowne Partners Limited Partnership by virtue of its role as the investment advisor of the Master Fund.  Lansdowne Partners Limited Partnership disclaims beneficial ownership of the reported securities.  The principal address for Lansdowne Partners Limited Partnership is 15 Davies Street, London, United Kingdom W1K 3AG.

(7) Includes 1,397,672 shares of common stock owned by SRB Greenway Opportunity Fund, (QP), L.P. ("Greenway Opportunity QP"), 172,746 shares of common stock owned by SRB Greenway Opportunity Fund, L.P. ("Greenway Opportunity, L.P."), 381,679 shares of common stock owned by Mr. Steven R. Becker and 114,504 shares of common stock owned by Mr. Matthew A. Drapkin.  According to a Form 4 filed by SRB Management, L.P. on March 10, 2010, SRB Management, L.P. ("SRB Management"), as the general partner of, and investment manager for, Greenway Opportunity QP and Greenway Opportunity, L.P.; BC Advisors, LLC ("BCA"), as the general partner of SRB Management; and Mr. Steven R. Becker and Mr. Matthew A. Drapkin, as the sole members and co-managing members of BCA and limited partners of SRB Management, may in each case be deemed to be beneficial owners of the 1,397,672 common shares directly beneficially owned by Greenway Opportunity QP and the 172,746 common shares directly beneficially owned by Greenway Opportunity L.P.  SRB Management, BCA, Greenway Opportunity QP, Greenway Opportunity L.P., Mr. Becker and Mr. Drapkin disclaim any beneficial ownership of any common stock referenced herein, other than shares of common stock owned directly by them.  The principal address for SRB Management is 300 Crescent Court, Suite 1100 Dallas, TX 75201.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

DIRECTOR INDEPENDENCE

Our Board of Directors has reviewed the materiality of any relationship that each of our directors has with Response Genetics, Inc., either directly or indirectly. Based upon this review, our Board has determined that the following members of the Board are “independent directors” as defined by The NASDAQ Stock Market: Gary D. Nusbaum, John C. Ferrara, Kirk K. Calhoun and Edith P. Mitchell.

On March 4, 2010, we received a notice of deficiency from the NASDAQ Capital Market noting that the Company is no longer in compliance with NASDAQ Listing Rule 5605(b)(1), which requires the Company’s Board of Directors to be comprised of a majority of independent directors. The non-compliance cited by NASDAQ is the result of Mr. Hubertus Spierings’ resignation from the Company Board of Directors, disclosed in a Report on Form 8-K issued by the Company on February 9, 2010.  NASDAQ Listing Rule 5605 provides a 180-day cure period, as it applies in this case, for the Company to regain compliance with the independent director requirement. The Company intends to take appropriate measures to regain compliance prior to the expiration of the NASDAQ deadline on August 9, 2010.

In the course of our board of directors’ determination regarding the independence of Gary Nusbaum in particular, the board of directors considered that a member of his immediate family is partner and ex-chairman of a law firm which served as the Company’s legal counsel on certain matters during the last fiscal year, and it is anticipated the Company will continue the relationship with the firm in this fiscal year. Our board of directors ultimately determined that Mr. Nusbaum can be classified as an independent director based on the relative insignificance of the Company’s annual legal fees paid to the law firm as a percentage of such firm’s total annual revenue.

RELATED PARTY TRANSACTIONS

The following is a description of transactions that were entered into with our executive officers, directors or 5% stockholders during the prior fiscal year. We believe that all of the transactions described below were made on terms no less favorable to us than could have been obtained from unaffiliated hired parties. All future related party transactions will be approved by our audit committee or a majority of our independent directors who do not have an nterest in the transactions and who will have access, at our expense, to our or independent legal counsel.

Royalty Payment Related to University of Southern California

While employed at USC, Kathleen Danenberg, our President, Chief Executive Officer and a director, developed and patented (RGI−1). USC retains ownership of this patent but has exclusively licensed this technology to us. In consideration for this license, we are obligated to pay as royalties to USC a percentage of the net sales of products or services using the technology, and to meet a certain minimum in royalty payments. Pursuant to USC policy, the inventors of technology owned by the University and then licensed for commercialization are paid a portion of royalties received by the University from the licensed technology. USC therefore pays a portion of royalties received from us to Ms. Danenberg in recognition of her invention. Amounts paid to Ms. Danenberg by USC amounted to $34,658 and $29,993 respectively, for the years ended December 31, 2007 and 2008, respectively.

ITEM 13. PRINCIPAL ACCOUNTING FEES AND SERVICES

INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

Policy on Audit Committee Pre−Approval of Audit and Permissible
Non−audit Services of Independent Auditors

Consistent with SEC policies regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of the independent auditor. In recognition of this responsibility, the Audit Committee has established a policy to pre−approve all audit and permissible non−audit services provided by the independent auditor.

Prior to engagement of the independent auditor for the next year's audit, management will submit an aggregate of services expected to be rendered during that year for each of four categories of services to the Audit Committee for approval.

1.
Audit services include audit work performed in the preparation of financial statements, as well as work that generally only the independent registered public accounting firm can reasonably be expected to provide, including comfort letters, statutory audits, and attest services and consultation regarding financial accounting and/or reporting standards.

2.
Audit−Related services are for assurance and related services that are traditionally performed by the independent registered public accounting firm, including due diligence related to mergers and acquisitions, employee benefit plan audits, and special procedures required to meet certain regulatory requirements.

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

Prior to engagement, the Audit Committee pre−approves these services by category of service. The fees are budgeted and the Audit Committee requires the independent auditor and management to report actual fees versus the budget periodically throughout the year by category of service.  During the year, circumstances may arise when it may become necessary to engage the independent auditor for additional services not contemplated in the original pre−approval. In those instances, the Audit Committee requires specific pre−approval before engaging the independent auditor.

The Audit Committee may delegate pre−approval authority to one or more of its members. The member to whom such authority is delegated must  report, for informational purposes only, any pre−approval decisions to the Audit Committee at its next scheduled meeting.

The percentage of the hours expended on BDO Seidman LLP’s engagement to audit our financial statements for the fiscal year ended December 31, 2009 that was attributed to work performed by persons other than ’s full−time, permanent employees was 0%.

In the event the stockholders fail to ratify the appointment, the Audit Committee will consider whether or not to retain that firm. Even if the selection is ratified, the Audit Committee in its discretion may direct the appointment of a different independent registered public accounting firm at any time during the year if they determine that such a change would be in the best interests of the Company and its stockholders.

The affirmative vote of a majority of the shares cast affirmatively or negatively at the annual meeting is required to ratify the appointment of the independent public accountants.

Change In Accountant

On July 14, 2009, the Company dismissed SingerLewak LLP as independent registered public accounting firm for the Company. The decision to dismiss SingerLewak LLP was approved by the Audit Committee.  Based on the recommendation of the Audit Committee, the Company approved the decision to engage BDO Seidman, LLP as its new principal independent registered public accounting firm and the change in auditors became effective on July 17, 2009.

Audit Services And Fees

The professional services provided by BDO Seidman LLP and the aggregate fees for those services rendered during the year ended December 31, 2009 were as follows:

	2009	2008
Audit Fees	$223,032	—
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$223,032	—

The professional services provided by SingerLewak LLP and the aggregate fees for those services rendered during the years ended December 31, 2009 and 2008 were as follows:

	2009	2008
Audit Fees	$241,449	$372,893
Audit Related Fees	—	—
Tax Fees	—	$102,850
All Other Fees	—	$97,684
Total	$241,449	$573,432

Part IV.

Item 14. Exhibit, Financial Statement Schedules.

10.20	Separation Agreement and General Release, dated April 29, 2010, by and between Response Genetics, Inc. and Thomas Stankovich.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Section 906

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 2010.

Response Genetics, Inc.

Date: April 30, 2010	/s/ Kathleen Danenberg
By: Kathleen Danenberg
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities on April 30, 2010.

	Signatures	Title	Date
By:	/s/ Kathleen Danenberg Kathleen Danenberg	President and Chief Executive Officer (principal executive officer) and Director	April 30, 2010
By:	/s/ Eric Alcorn Eric Alcorn	Vice President Finance and Administration (principal financial and accounting officer)	April 30, 2010
By:	Tom DeMeester, M.D.	Chairman of the Board	April 30, 2010
By:	/s/ Gary D. Nusbaum Gary D. Nusbaum	Director	April 30, 2010
By:	/s/ John C. Ferrara John C. Ferrara	Director	April 30, 2010
By:	/s/ Michael Serruya Michael Serruya	Director	April 30, 2010
By:	David M. Smith	Director	April 30, 2010
By:	/s/ Kirk Calhoun Kirk Calhoun	Director	April 30, 2010
By:	/s/ Edith P. Mitchell Edith P. Mitchell	Director	April 30, 2010