Form 10-Q
period 2010-03-31
RESPONSE GENETICS INC
filed 2010-05-14
CIK 1124608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(MARK ONE)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

On May 14, 2010, there were 18,302,532 shares of common stock, $.01 par value per share, issued and outstanding.

Response Genetics, Inc.

Form 10-Q
Table of Contents

		Page
		Number
Part I.	Financial Information

Item 1.	Financial Statements
	Consolidated Balance Sheets — December 31, 2009 and March 31, 2010 (Unaudited)	1

	Unaudited Consolidated Statements of Operations— Three months ended March 31, 2009 and 2010	2

	Unaudited Consolidated Statements of Cash Flow — Three months ended March 31, 2009 and 2010	3

	Notes to Unaudited Consolidated Financial Statements	4 - 24

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	25

Item 3.	Qualitative and Quantitative Disclosures About Market Risk	34

Item 4T.	Controls and Procedures	34

Part II.	Other Information

Item 1.	Legal Proceedings	34

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3.	Defaults Upon Senior Securities	35

Item 4.	Submission of Matters to a Vote of Security Holders	35

Item 5.	Other Information	35

Item 6.	Exhibits	35

Signatures
Exhibit Index
	EX-10.1
	EX-31.1
	EX-31.2
	EX-32

ii

RESPONSE GENETICS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2009	March 31, 2010
		(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$7,058,365	$9,091,246
Accounts receivable, net	1,982,951	2,486,132
Prepaid expenses and other current assets	418,289	456,662
Total current assets	9,459,605	12,034,040
Property and equipment, net	1,253,714	1,265,486
Other assets	79,655	84,655
Total assets	$10,792,974	$13,384,181
LIABILITIES, COMMON STOCK CLASSIFED OUTSIDE OF STOCKHOLDERS’ EQUITY (DEFICIT) AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$729,100	$1,006,142
Accrued expenses	503,612	738,686
Accrued royalties	455,995	578,196
Accrued payroll and related liabilities	468,774	878,858
Deferred revenue	2,596,066	2,547,457
Total current liabilities	4,753,547	5,749,339

Deferred revenue, net of current portion	1,414,928	1,118,760
Total liabilities	6,168,475	6,868,099
Commitments and contingencies (Note 6)

Common stock classified outside of stockholders’ equity (deficit) (Note 15)	3,975,279	7,854,682

Stockholders’ equity (deficit)
Common stock, $0.01 par value; 50,000,000 shares authorized; 15,297,183 and 18,302,532 shares issued and outstanding at December 31, 2009 and March 31, 2010, respectively	122,393	122,393
Additional paid-in capital	39,858,986	39,978,132
Accumulated deficit	(39,146,784)	(41,241,329)
Accumulated other comprehensive loss	(185,375)	(197,796)
Total stockholders’ equity (deficit)	649,220	(1,338,600)
Total liabilities and stockholders’ equity (deficit)	$10,792,974	$13,384,181

The accompanying notes are an integral part of these consolidated financial statements.

RESPONSE GENETICS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2009	2010
Net Revenue	$1,537,226	$3,696,908
Operating expenses:
Cost of revenue	1,274,764	2,133,808
Selling and marketing	730,239	1,415,871
General and administrative	1,749,611	1,659,308
UK expenses	503,980	3,405
Research and development	554,238	572,184
Total operating expenses	4,812,832	5,784,576
Operating loss	(3,275,606)	(2,087,668)
Other income (expense):
Interest expense	(3,427)	(3,866)
Interest income	16,705	99
Other	—	(1,854)
Loss before provision for income taxes	(3,262,328)	(2,093,289)
Provision for income taxes	—	1,256
Net loss	$(3,262,328)	$(2,094,545)

Unrealized loss on foreign currency translation	(22,126)	(12,421)
Total comprehensive loss	$(3,284,454)	$(2,106,966)
Net loss per share — basic and diluted	$(0.30)	$(0.13)
Weighted-average shares — basic and diluted	10,905,943	16,198,788

The accompanying notes are an integral part of these consolidated financial statements.

RESPONSE GENETICS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2009	2010
Cash flows from operating activities:
Net loss	$(3,262,328)	$(2,094,545)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	75,293	82,527
Share-based compensation	315,134	119,146
Bad debt expense	—	104,414
Loss on sale of property and equipment	—	1,854
Changes in operating assets and liabilities:
Accounts receivable	1,261,024	(607,595)
Prepaid expenses and other current assets	(47,356)	(43,373)
Accounts payable	404,633	277,042
Accrued expenses	438,988	235,074
Accrued royalties	82,567	122,201
Accrued payroll and related liabilities	260,941	410,084
Deferred revenue	(766,756)	(344,777)
Net cash used in operating activities	(1,237,860)	(1,737,948)
Cash flows from investing activities:
Purchase of property and equipment	(117,829)	(96,153)
Net cash used in investing activities	(117,829)	(96,153)
Cash flows from financing activities:
Net proceeds from issuance of common stock	2,000,000	3,879,403
Net cash provided by financing activities	2,000,000	3,879,403
Effect of foreign exchange rates on cash and cash equivalents	(23,921)	(12,421)
Net increase in cash and cash equivalents	620,390	2,032,881
Cash and cash equivalents:
Beginning of period	9,545,000	7,058,365
End of period	$10,165,390	$9,091,246
Cash paid during the period for:
Income taxes	$—	$—
Interest	$3,427	$3,866

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the fiscal year. The financial statements should be read in conjunction with the Company’s Audited December 31, 2008 and 2009 consolidated financial statements and accompanying notes included in the Company’s Form 10-K previously filed with the SEC.

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

Accounts Receivable

Clinical Accounts Receivable

The Company invoices its clients as specimens are processed and any other contractual obligations are met. The Company’s contracts with clients typically require payment within 45 days of the date of invoice. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its clients to make required payments. The Company specifically analyzes accounts receivable and historical bad debts, client credit, current economic trends and changes in client payment trends when evaluating the adequacy of the allowance for doubtful accounts. Account balances are charged-off against the allowance when it is probable the receivable will not be recovered. To date, the Company’s clients have primarily been large pharmaceutical companies. As a result, bad debts to date have been minimal. Pharmaceutical company accounts receivable as of December 31, 2009 and March 31, 2010 amounted to $1,088,511 and $1,524,376, respectively.  There were no allowances for doubtful accounts recorded against these accounts receivable at December 31, 2009 and March 31, 2010.

ResponseDX Accounts Receivable

ResponseDX accounts receivable related to Medicare billings are recorded at established billing rates less an estimated billing adjustment, based on reporting models utilizing historical cash collection percentages and updated for current effective reimbursement factors. NeoGenomics Laboratories, a clinical reference laboratory authorized to offer our tests, billings are based on their established billing rates. Management performs ongoing evaluations of account receivable balances based on management’s evaluation of historical experience and current industry trends. Management believes that no allowance for doubtful accounts is currently needed. Although the Company expects to collect amounts due, actual collections may differ materially from estimated amounts. During the three months ended March 31, 2009 and 2010, the Company recorded bad debt expense of $0 and 104,414, respectively.

ResponseDX accounts receivable as of December 31, 2009 and March 31, 2010, consisted of the following:

	December 31, 2009	March 31, 2010
		(Unaudited)
Gross Medicare receivable	$4,139,471	$3,727,382
Less Medicare contractual allowances	(3,366,572)	(2,871,978)
Net Medicare accounts receivable	772,899	855,404
NeoGenomics Laboratories accounts receivable	109,768	100,126
Other	11,272	6,226
Net ResponseDX accounts receivable	$893,939	$961,756

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

Maintenance and repairs are charged to expense as incurred. The cost and accumulated depreciation of assets sold or otherwise disposed of are removed from the related accounts and the resulting gain or loss is reflected in the statements of operations. During the year ended December 31, 2009 and the three month period ended March 31, 2010, the Company has capitalized costs related to database software development (see Note 3 in the accompanying consolidated financial statements). The Company has not yet placed this database into service and accordingly has not depreciated these software development costs. The Company intends to place the database software into service and amortize those costs beginning in late 2010 or early 2011 in accordance with ASC 350-40, Internal-Use Software, (formerly SOP 98-1) and the amortization period will be three years using the straight line method.

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

Revenues are recorded on an accrual basis as the contractual obligations are completed and as a set of assays is processed through the Company’s laboratory under a specified contractual protocol and are recorded on the date the tests are resulted. Certain contracts have minimum assay requirements that, if not met, result in payments that are due upon the completion of the designated period. In these cases, revenues are recognized when the end of the specified contract period is reached.

On occasion, the Company may enter into a contract that requires the client to provide an advance payment for specimens that will be processed at a later date. In these cases, the Company records this advance as deferred revenue and recognizes the revenue as the specimens are processed or at the end of the contract period, as appropriate.

The Company recognizes a portion of product revenue from its ResponseDX tests invoiced to Medicare and NeoGenomics Laboratories on an accrual basis and to third-party payors, including private payors on a cash basis. The Company has received its Medicare provider number which allows it to invoice and collect from Medicare. Invoicing to Medicare is primarily based on amounts allowed by Medicare for the service provided as defined by Common Procedural Terminology (CPT) codes. ResponseDX revenues related to Medicare billings are recorded at established billing rates net of an estimated billing adjustment, based on reporting models utilizing historical cash collection percentages and updated for current effective reimbursement factors.  ResponseDX revenues related to NeoGenomics Laboratories billings are based on their established billing rates.  The Company recognizes revenue from third party and private payors currently on a cash basis until a collection history can be determined. Until a pattern of collections is reasonably assured, the Company will continue to record revenues from third party payors of ResponseDx on a cash basis.

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

ASC 740, Income Taxes, clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. As of December 31, 2009 and March 31, 2010, the Company does not have a liability for unrecognized tax benefits. The Company recognizes interest and penalties associated with tax matters as part of the income tax provision and includes accrued interest and penalties with the related tax liability in the balance sheet.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Stock Compensation (formerly SFAS 123(R),   Share-Based Payment). Stock-based compensation expense for all stock-based compensation awards granted is based on the grant-date fair value estimated in accordance with the provisions of ASC 718.  The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of three to four years.  In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of ASC 718 and the valuation of share-based payments for public companies. The Company has applied the provisions of SAB No. 107 in its adoption of ASC 718.

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

Foreign Currency Translation

The financial position and results of operations of the Company’s foreign operations are determined using local currency as the functional currency. Assets and liabilities of these operations are translated at the exchange rate in effect at each period-end. Statement of operations amounts are translated at the average rate of exchange prevailing during the period. Translation adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive loss in stockholders’ equity (deficit). The Company accounts for deferred revenue related to a specific contract as a nonmonetary obligation using historical exchange rates.

Comprehensive Loss

Comprehensive loss encompasses the change in equity from transactions and other events and circumstances from non-owner sources and the Company’s net loss. The components of comprehensive loss and accumulated other comprehensive loss comprise net loss and foreign currency translation adjustments as of December 31, 2009 and March 31, 2010, and for the three months ended March 31, 2009 and 2010.

Fair Value of Financial Instruments

Cash and cash equivalents are stated at cost, which approximates fair market value.  Cash equivalents consist of money market accounts, with fair values estimated based on quoted market prices. For additional information see Note 17.

Selling and Marketing Costs

The Company markets its services through its advertising activities in trade publications and on line. Advertising costs are included in selling and marketing expenses on the statements of operations and are expensed as incurred.  Advertising costs for the three months ended March 31, 2009 and 2010 were $74,706 and $146,301, respectively.

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

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies - (continued)

Concentration of Credit Risk and Clients and Limited Suppliers

Cash and cash equivalents consist of financial instruments that potentially subject the Company to concentrations of credit risk to the extent recorded on the balance sheets. The Company maintains cash in United States financial institutions. As March 31, 2010, the Company had two accounts which exceeded the insurance limits of the Federal Deposit Insurance Corporation by a total of approximately $3,600,000. In addition, the Company has invested its excess cash in money market instruments which are not insured under the Federal Deposit Insurance Corporation but are insured under the Securities Industry Protection Corporation.  At March 31, 2010, the Company had $4,940,452 of cash in money market instruments and has not incurred any losses on these cash balances.  At March 31, 2010, approximately $225,988 of cash was held outside of the United States and is uninsured.

Revenue sources that account for greater than 10 percent of total revenue are provided below.

	Three Months Ended March 31,
	2009			2010
	(Unaudited)
	Revenue		Percent of Total Revenue	Revenue		Percent of Total Revenue
Taiho Pharmaceutical		$399,375	26%	$	*	*

GlaxoSmithKline and GlaxoSmithKline Biologicals		$766,756	50%		$1,573,434	43%

Medicare, net of contractual allowances	$	*	*		$906,785	25%

* Less than 10%

Customers that account for greater than 10 percent of accounts receivable are provided below.

	As of December 31, 2009		As of March 31, 2010
			(Unaudited)
	Receivable Balance	Percent of Total Receivables	Receivable Balance		Percent of Total Receivables
Taiho Pharmaceutical	$263,725	13%	$	*	*

GlaxoSmithKline and GlaxoSmithKline Biologicals	$771,618	39%		$1,228,657	49%

Medicare, net of contractual allowances	$772,899	39%		$855,404	34%

* Less than 10%

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

  2. Summary of Significant Accounting Policies - (continued)

Concentration of Credit Risk and Clients and Limited Suppliers – (continued)

Many of the supplies and reagents used in the Company’s testing process are procured by a limited number of suppliers. Any supply interruption or an increase in demand beyond the suppliers’ capabilities could have an adverse impact on the Company’s business. Management believes it can identify alternative sources, if necessary, but it is possible such sources may not be identified in sufficient time to avoid an adverse impact on its business. Refer also to Note 7 for further discussion regarding these supply agreements. The Company purchases certain laboratory supplies and reagents primarily from two suppliers. Purchases from the top two of those companies accounted for approximately 65% and 70% of the Company’s reagent purchases for the three month periods ended March 31, 2009 and 2010, respectively.

Recent Accounting Pronouncements

In December 2009, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2009-17, Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”). ASU 2009-17 codifies SFAS 167, Amendments to FASB Interpretation No. 46(R), and amends the consolidation guidance related to a variable interest entity (“VIE”). Primarily, the current quantitative analysis used under ASC 810, Consolidations, will be eliminated and replaced with a qualitative approach that is focused on identifying the variable interest that has the power to direct the activities that most significantly impact the performance of the VIE and absorb losses or receive returns that could potentially be significant to the VIE. In addition, this new accounting standard will require an ongoing reassessment of the primary beneficiary of the VIE, rather than reassessing the primary beneficiary only upon the occurrence of certain pre-defined events. ASU 2009-17 will be effective as of the beginning of the annual reporting period that begins after November 15, 2009, and requires the reconsideration of all VIEs for consolidation in which an entity has a variable interest upon the effective date of these amendments. The adoption of this guidance is not expected to have a material effect on our results of operations or financial position.

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

In February 2010, the FASB issued ASU 2010-09, Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements, which amends disclosure requirements within Subtopic 855-10. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC's requirements.  ASU 2010-09 is effective upon issuance. The adoption of ASU 2010-09 did not have a material impact on our consolidated financial statements.

In April 2010, the FASB issued Accounting Standard Codification ("ASC") update 2010-12 to ASC 740-10, “Income taxes.” On March 30, 2010, the President signed the Health Care and Education Reconciliation Act of 2010, which is a reconciliation bill that amends the Patient Protection and Affordable Care Act that was signed by the President on March 23, 2010 (collectively the "Acts"). Recently, questions have arisen about the effect, if any, that the different signing dates might have on the accounting for these two Acts. This timing difference, related solely to the signing dates, should not have an impact on a majority of registrants because the Acts were both signed within a relatively short time period, which for the vast majority of companies falls into the same reporting period.  After consultation with the FASB staff, the Office of the Chief Accountant would not object to a view that the two Acts should be considered together for accounting purposes.  The Company is currently assessing any impact these Acts will have on its consolidated financial statements and will treat them as one for accounting purposes under this assessment.

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3. Property and Equipment

Property and equipment consists of the following:

	December 31, 2009	March 31, 2010
		(Unaudited)
Laboratory equipment	$2,321,628	$2,324,579
Furniture and equipment	549,271	612,188
Leasehold improvements	188,509	194,899
Software development	371,872	371,872
Total	3,431,280	3,503,538
Less: Accumulated depreciation and amortization	(2,177,566)	(2,238,052)
Total property and equipment, net	$1,253,714	$1,265,486

Depreciation expense, included in cost of revenue, general and administrative expenses, and research and development expenses for the three month periods ended March 31, 2009 and 2010 was $75,293 and $82,527, respectively.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consists of the following:

	December 31, 2009	March 31, 2010 (Unaudited)
Prepaid insurance	$100,213	$103,438
Prepaid maintenance contracts	162,695	213,977
Other	155,381	139,247
	$418,289	$456,662

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

The following table sets forth the computation for basic and diluted loss per share:

	Three Months Ended March 31,
	2009	2010
	(Unaudited)
Numerator:
Net loss	$(3,262,328)	$(2,094,545)
Numerator for basic and diluted earnings per share	$(3,262,328)	$(2,094,545)
Denominator:
Denominator for basic and diluted earnings per share — weighted-average common shares	10,905,943	16,198,788
Basic and diluted loss per share	$(0.30)	$(0.13)

Outstanding stock options and warrants to purchase 1,684,990 shares and 1,796,316 shares for the three months ended March 31, 2009 and 2010, respectively, of which 100,000 warrants are included in these amounts for 2009 and 2010, were excluded from the calculation of diluted loss per share as their effect would have been antidilutive.

6. Commitments and Contingencies

Operating Leases

The Company leases office and laboratory space under a noncancelable operating lease that expires on March 31, 2011. The lease contains two two-year options to extend the term of the lease and contains annual scheduled rate increases tied to the Consumer Price Index for the Los Angeles/Long Beach California metropolitan area. In March 2007, the Company entered into a noncancelable operating lease, which expired in March 2009, for office and laboratory space in Scotland. As a result of the reduction in workforce implemented by the Company on February 9, 2009, the Company extended its lease in Scotland for one additional month. For additional information see Note 14 U.K. Operations. The Company also leases space at 103 South Carroll Street, Suite 2b, Fredrick, Maryland 21701, for administrative purposes. This lease expires on August 31, 2010.  Rent expense, included in cost of revenue, general and administrative, and research and development, was $143,933 and $102,867 for the three months ended March 31, 2009 and 2010, respectively.

Future minimum lease payments by year and in the aggregate, under the Company’s noncancelable operating leases, consist of the following at March 31, 2010:
Year Ending December 31,
Remainder of 2010	$343,575
2011	113,242
Thereafter	—
Total	$456,817

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6. Commitments and Contingencies – (continued)

Guarantees

The Company enters into indemnification provisions under its agreements with other counterparties in its ordinary course of business, typically with business partners, clients and landlords. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities. These indemnification provisions generally survive termination of the underlying agreement. The Company reviews its exposure under these agreements no less than annually, or more frequently when events indicate. The Company believes the estimated fair value of these agreements is minimal as historically, no payments have been made by the Company under these indemnification obligations. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2009 and March 31, 2010.

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

In consideration for this license, the Company agreed to pay to USC royalties based on a percentage of the revenues generated by the use of RGI-1 and related technology. Royalty expense included in cost of revenue relating to this agreement amounted to $17,574 and $96,562 for the three months ended March 31, 2009 and 2010, respectively.

License Agreement with Roche Molecular Systems (“Roche”)

In July 2001, the Company entered into a diagnostic services agreement with Roche to provide the Company with access to Roche’s patented PCR technology. In November 2004, this agreement was replaced by a non-exclusive license to use Roche’s PCR, homogenous PCR, and reverse transcription PCR processes. In consideration for these rights, the Company is obligated to pay royalties to Roche, based on a percentage of net sales of products or services that make use of the PCR technology. Royalty expense included in cost of revenue relating to this agreement amounted to $64,993 and $130,495 for the three months ended March 31, 2009 and 2010, respectively.

In November 2004, the Company entered into an agreement with Roche, pursuant to which the Company is collaborating with Roche to produce commercially viable assays used in the validation of genetic markers for pharmaceutical companies. Specifically, the Company has licensed the rights to Roche to use the pre-diagnostic assays the Company develops in the course of using its RNA-extraction technologies to provide testing services to pharmaceutical companies and to produce diagnostic kits that then can be sold commercially to those pharmaceutical companies. Roche is required to pay the Company royalties of a certain percentage of net sales of such diagnostic kits sold to pharmaceutical companies. Through March 31, 2010, Roche has not been required to pay any royalties to the Company pursuant to this agreement.

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

In consideration for the testing services provided, Taiho paid an upfront payment at the commencement of the agreement and is obligated to pay regular testing fees, covering the specific services performed on a monthly basis.  In January 2010, the Company amended its agreement with Taiho and the agreement was renewed for an additional three years. According to the terms of the renewal, Taiho’s appointment as an exclusive purchaser in Japan of certain tests and testing services and its minimum purchasing obligations were extended through 2010.

Taiho is obligated to purchase a minimum amount of testing services from the Company each calendar quarter. Revenue recognized under this agreement was $399,375 and $307,925 for the three months ended March 31, 2009 and 2010, respectively.

Services Agreement with SmithKline Beecham Corporation (d.b.a. GlaxoSmithKline or “GSK”)

In January 2006, the Company entered into an agreement with GSK, a leading pharmaceutical manufacturer, pursuant to which the Company provides services in connection with profiling the expression of various genes from a range of human cancers. Under the agreement, the Company will provide GSK with testing services as described in individual protocols and GSK will pay the Company for such services based on the pricing schedule established for each particular protocol. GSK is obligated to make minimum annual payments to the Company under the agreement and also was obligated to make a non-refundable upfront payment to the Company, to be credited against work undertaken pursuant to the agreement. In January 2006, the Company received an upfront payment of $2,000,000 which was initially recorded as deferred revenue. The timing of the recognition of these amounts is dependent upon when GSK submits the specimens for testing. The Company recognized $14,400 and $50,217 for the three months ended March 31, 2009, and 2010, respectively.

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

The amount of deferred revenue for this agreement at March 31, 2010 is $1,350,717, of which $1,028,248 related to the Amended and Restated Master Service Agreement signed in December 2008.

Non-Exclusive License Agreement with GSK

In March 2010, the Company entered into a non-exclusive license agreement with GSK.  Under the agreement, the Company granted GSK a non-exclusive, sublicenseable license to its proprietary PCR analysis technology and diagnostic expertise to assess BRAF gene mutations in human tumor samples.  As part of the agreement, the Company received in April 2010 a non-refundable technology access fee in consideration for the transfer of the Company’s technology to GSK. The Company recorded the access fee as revenue during the three months ended March 31, 2010. The agreement also contains milestone payments that require GSK to pay the Company additional amounts upon certain actions performed by GSK.

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

On September 7, 2009, the Company amended and restated its master service agreement with GSK Bio (the “Amended and Restated Agreement”).  Pursuant to the Amended and Restated Agreement, the parties agreed that GSK Bio has accrued an aggregate credit under the terms, representing the balance of deferred revenue relating to this agreement at that date of the original agreement, which amount shall be allocated towards services rendered to GSK Bio during the remaining term of the agreement as described below.

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

The Amended and Restated Agreement further provides that the Company shall provide additional services on a fee-for-service basis, upon GSK Bio’s written request, relating to the bridging of assays/diagnostic tests to third parties that develop, manufacture and sell the commercial diagnostic tests to be used with certain of GSK Bio’s products. The amount of deferred revenue for this agreement at December 31, 2009 and March 31, 2010 is $2,588,896 and $2,294,336, respectively.  The timing of the recognition of these amounts is dependent upon when GSK Bio submits the specimens for testing. The Company recognized revenue of $766,756 and $1,023,217 relating to the GSK Bio agreement for the three months ended March 31, 2009, and 2010, respectively, of which only $294,560 was recorded against the deferred revenue balance during the three months ended March 31, 2010.

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

This agreement has an initial term of five years, with an automatic renewal for an additional three-year term unless either party gives 90 days notice in advance of the renewal date of its intent not to renew. Pursuant to the agreement, SBC will receive a percentage of the gross margin, as defined in the agreement, collected from the Company’s clients in China as compensation for its testing services performed. For the three months ended March 31, 2009 and 2010, no testing services were performed.

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

This Agreement has an initial term expiring on March 31, 2010, with an automatic renewal for one year at the end of the original period under the same terms and conditions. Pursuant to the agreement, Hitachi will receive a percentage of the revenue, as provided in the agreement, collected from the Company's clients in the Territory, for its testing services performed which totaled $328,868 and $302,644 for the three months ended March 31, 2009 and 2010, respectively.

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8. Stock Option Plan

In March 2000, the Company adopted a Stock Option Plan (the “2000 Plan”) as approved by its board of directors. Under the 2000 Plan, the Company may grant options to acquire up to 1,600,000 shares of common stock. In connection with the adoption of the 2006 Employee, Director and Consultant Stock Plan, as further discussed below, the Company will grant no additional options under its 2000 Plan under which options to purchase 190,000 shares remained outstanding as of March 31, 2010. Although no more options may be granted under the 2000 Plan, the terms of the 2000 Plan continue to apply to all outstanding options. The Company also granted options to purchase 16,000 shares of common stock to two consultants which were granted under separate agreements outside of the 2000 Plan.

On October 26, 2006, the Board of Directors of the Company approved, and on May 1, 2007, reapproved the adoption of the 2006 Employee, Director and Consultant Stock Plan (the “2006 Stock Plan”). The stockholders approved the 2006 Stock Plan on June 1, 2007. The initial number of shares which may be issued from time to time pursuant to this Plan is 2,160,000 shares of common stock. In addition, on the first day of each fiscal year of the Company during the period beginning in fiscal year 2008, and ending on the second day of fiscal year 2017, the number of shares that may be issued from time to time pursuant to the Plan, shall be increased by 200,000 shares. The initial number of shares available for issuance of 2,160,000 increased by 200,000 shares in 2008, 2009, and 2010 resulting in the total number of shares that may be issued as of January 1, 2010 to be 2,760,000. As of March 31, 2010, there were 1,169,684 options available to grant under the 2006 Stock Plan.

Employee options vest according to the terms of the specific grant and expire 10 years from the date of grant. Non-employee option grants to date vest typically over a 2 to 3 year period. The Company had 1,796,316 options outstanding at a weighted average exercise price of $5.17 at March 31, 2010. There were 761,483 non-vested stock options with a weighted average grant date fair value of $1.66 outstanding at March 31, 2010.

The following table summarizes the stock option activity for the three months ended March 31, 2010:

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2009	1,956,490	$5.12	7.52	—
Granted (Unaudited)	—	$—
Exercised (Unaudited)	—	$—
Forfeited (Unaudited)	(160,174)	$4.57
Outstanding, March 31, 2010 (Unaudited)	1,796,316	$5.17	7.18	$30,966
Exercisable, March 31, 2010 (Unaudited)	1,034,833	$6.45	6.28	$7,722

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8. Stock Option Plan - (continued)

There were no options granted or exercised during the three months ended March 31, 2009 and 2010.

As of March 31, 2010, there was $1,265,360 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted-average period of 1.94 years.

Information about stock-based compensation included in the results of operations for the three months ended March 31, 2009 and 2010 are as follows:

	Three Months Ended March 31,
	(Unaudited)
	2009	2010
Cost of revenue	$64,570	$33,578
Research and development	21,523	6,228
General and administrative	229,041	79,340
Totals	$315,134	$119,146

9. Common Stock Warrants

The Company issues warrants to purchase common shares of the Company either as compensation for services, or as additional incentive for investors who may purchase common stock. The value of warrants issued for compensation is accounted for as a non-cash expense to the Company at the fair value of the warrants issued.

   In June 2007, in conjunction with the initial public offering, the Company issued 100,000 warrants to purchase 100,000 shares of its common stock at an exercise price of $7.70 to the underwriters as part of the initial public offering. The warrants expire in June 2012.

          There were no warrants granted during the three months ended March 31, 2009 and 2010.  As of March 31, 2010, all of the warrants were outstanding and exercisable and had a remaining contractual life of 2.25 years.

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

We file U.S. federal, U.S. state, and foreign tax returns. Our major tax jurisdictions are U.S. federal and the State of California and are subject to tax examinations for the open years from 2001 through March 2010.

11. Related Party Transactions

While employed at USC, Kathleen Danenberg, president, chief executive officer and director, developed and patented (United States Patent 6,248,535; Danenberg , et al., Method For Isolation of RNA From Formalin-Fixed Paraffin-Embedded Tissue Specimens) an extraction method that allowed reliable and consistent isolation of RNA from FFPE suitable for RT-PCR. USC retains ownership of this patent but has exclusively licensed this technology to the Company. In consideration for this license, the Company is obligated to pay royalties to USC, as a percentage of net sales of products or services using the technology, and to meet a certain minimum in royalty payments. Pursuant to USC policy, the inventors of technology owned by the University and then licensed for commercialization are paid a portion of royalties received by the University from the licensed technology. USC therefore pays a portion of royalties received from the Company to Mrs. Danenberg in recognition of her invention.  There were no amounts paid to Mrs. Danenberg for the three months ended March 31, 2009.  For the three months ended March 31, 2010, Mrs. Danenberg was paid $14,593.

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

12. Segment Information

The Company operates in a single reporting segment, with an operating facility in the United States.

The following enterprise wide disclosure was prepared on a basis consistent with the preparation of the consolidated financial statements. The following tables contain certain financial information by geographic area:

	Three Months Ended March 31,
Net Revenue:	2009	2010
	(Unaudited)
United States	$371,095	$2,365,766
Europe	766,756	1,023,217
Japan	399,375	307,925
	$1,537,226	$3,696,908

Long-lived assets:	December 31, 2009	March 31, 2010 (Unaudited)
United States	$1,253,714	$1,265,486

13. Net ResponseDX Revenue

Net ResponseDX revenue for the three months ended March 31, 2009 and 2010 were comprised of the following:

	Three Months Ended March 31,
	2009	2010
	(Unaudited)
Gross Medicare revenue	$313,305	$2,870,356

Medicare contractual allowances	(208,869)	(1,963,571)

Net Medicare revenue	104,436	906,785

NeoGenomics Laboratories revenue	73,947	90,685

Revenue recognized on a cash basis	84,471	717,284

Other	—	5,496
Net ResponseDX revenue	$262,854	$1,720,250

We recognize a portion of product revenue from our ResponseDX tests invoiced to Medicare and NeoGenomics Laboratories on an accrual basis and to third-party payors, including private payors, on a cash basis. ResponseDX revenues related to Medicare billings are recorded at established billing rates, net of an estimated billing adjustment, based on reporting models utilizing historical cash collection percentages and updated for current effective reimbursement factors. We recognize revenue from third party and private payors currently on a cash basis until a collection history can be determined. Until we are reasonably assured about a pattern of collections we will continue to record revenues from third party payors of ResponseDX on a cash basis.  The Company began recording revenues for ResponseDX during the quarter ended September 30, 2008.

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

13. Net ResponseDX Revenue - (continued)

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

14.  U.K. Operations

In December, 2008, the Company made the decision to increase the operational efficiency of the Company by consolidating its U.K. operations with its US operations.  On February 9, 2009, the Company implemented a reduction of workforce as part of a strategic plan to increase operational efficiency in conjunction with the consolidation of its services at its CLIA-certified laboratory facilities in Los Angeles, which did not affect our genetic testing services or current partnership agreements. As such, management concluded that the closure of the U.K. operations did not constitute a discontinued operation.  As a result of the reduction of workforce, management performed a recoverability test of the long-lived assets located at the United Kingdom testing facility.

The lease for the UK testing facility expired on April 1, 2009. and was extended, pursuant to its terms, for an additional month, in order to facilitate the winding down of the operations in the UK.  The reduction of workforce was substantially completed on March 31, 2009. The operating costs related to the U.K. laboratory were $307,481 for the three months ended March 31, 2009.  In addition, the Company incurred redundancy costs of $196,499 in connection with the reduction of workforce.  The operating costs related to the U.K. laboratory were $3,405 for the three months ended March 31, 2010.

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

In connection with the Special Situations Funds Private Placement, we also entered into a Registration Rights Agreement, dated February 27, 2009, with the Purchasers (the "Registration Rights Agreement") pursuant to which the Company filed a registration statement with the SEC to register the 2,000,000 shares for resale, which registration statement became effective on June 30, 2009.

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

 15. Private Placements – (continued)

Common stock classified outside of stockholders’ equity (deficit)

On July 22, 2009, the Company entered into a Purchase Agreement with certain funds managed by Lansdowne Partners Limited Partnership ("Lansdowne") for the private placement of 3,057,907 newly-issued shares of the Company's common stock at a per share price of $1.30. The closing of the sale of the shares occurred on July 22, 2009.  The aggregate offering price of the shares was approximately $4 million and the Company received the funds on July 23, 2009.  In connection with the acquisition of the shares, the Purchasers were granted certain preemptive rights permitting them to maintain their percentage ownership interests in connection with future issuances of the Company’s capital stock, subject to various exceptions and limitations.

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

On March 5, 2010, the Company entered into a Purchase Agreement with certain affiliates of and funds managed by Lansdowne Partners Limited Partnership, Greenway Capital Partners and Paragon Associates for the private placement of 3,005,349 newly-issued shares of our common stock at a per share price of $1.31.  The closing of the sale of the shares occurred on Friday, March 5, 2010.  In connection with the acquisition of the shares, the Purchasers were granted certain preemptive rights permitting them to maintain their percentage ownership interests in connection with future issuances of the Company ’ s capital stock, subject to various exceptions and limitations.  Lansdowne participated in the Private Placement by electing to exercise the preemptive rights granted to it pursuant to the Purchase Agreement by and between the Company and Lansdowne, dated July 22, 2009.  Net proceeds received from this financing were $3,879,403.

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

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

15. Private Placements – (continued)

Under the Registration Rights Agreements with the Purchasers, the Company is obligated to use commercially reasonable efforts to (i) cause the registration statements described above to remain continuously effective and (ii) to maintain the listing of Company’s common stock on Nasdaq or other exchanges, as defined, for a period that will terminate on the earlier of March 5, 2013 or the date on which the Purchasers have sold all shares of common stock.  The Company is also required to file with the SEC in a timely manner all reports and other documents required of the Company required of the Company under the 1934 Act.  In the event the Company fails to satisfy its obligations under the registration rights agreements, the Company would be in breach of said agreements, in which event, the Purchases would be entitled to pursue all rights and remedies at law or equity including an injunction or other equitable relief. These registration rights agreements do not provide an explicitly stated or defined penalty due upon a breach.  Because (i) the potential penalty for any breach of these Registration Rights Agreement is not explicitly stated or defined, which prohibits the Company from applying the guidance of ASC 825-20-15, Registration Payment Arrangements and (ii) complying with all filing requirements under the 1934 Act as described above is not solely within the Company’s control, the Company  is required to present the investment of $3,879,403 in the Company’s common stock as common stock outside of stockholders’ equity in the accompanying consolidated balance sheet under ASC 480-10-S99-3, Classification and Measurement of Redeemable Securities.

As of December 31, 2009 and March 31, 2010, a total of $3,975,279 and $7,854,682 of common stock was classified outside of stockholders’ equity (deficit).

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

As of March 31, 2010, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis, including its cash and cash equivalents. The fair value of these assets and liabilities was determined using the following inputs in accordance with ASC 820 at  March 31, 2010:

	Fair Value Measurement as of March 31, 2010
	Total	Level 1	Level 2	Level 3
Description	$	$	$	$
Money market accounts (1)	4,940,452	4,940,452	-	-

(1)	Included in cash and cash equivalents on the accompanying consolidated balance sheet.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes to the financial statements included elsewhere in this Quarterly Report on Form 10-Q as of March 31, 2010  and our audited financial statements for the year ended December 31, 2009 included in our Annual Report on Form 10-K previously filed with the SEC. This discussion contains forward-looking statements that relate to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward looking statements.

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

At present most chemotherapy regimens are administered without any pre-selection of patients on the basis of their particular genetics. However recent development of very sensitive molecular technologies has enabled researchers to identify and measure genetic and biochemical factors in patients’ tissues that may predict the probability of success or failure of many currently used anti-cancer agents. In order to increase the chances of a better chemotherapy outcome for cancer patients, we are developing genetic tests that will measure predictive factors for tumor response in tumor tissue samples. We have begun offering tests for non-small cell lung cancer (NSCLC) (ResponseDX: Lung ™ ),  colorectal cancer (CRC) (ResponseDX: Colon™) and gastric and gastroesophageal (GE) cancer  (ResponseDX: Gastric™) patients’ tumor tissue through our laboratory located in Los Angeles, California, which is certified under the Clinical Laboratory Improvement Amendments of 1988 (CLIA), and we anticipate offering additional tests for ovarian and pancreatic cancer in the future. These tests are proprietary based tests which serve to help oncologists make optional therapeutic decisions for cancer patients. The results from our tests may help oncologists choose among chemotherapy regimens to treat their cancer patients. On September 29, 2008, we announced an exclusive agreement with NeoGenomics Laboratories (OTCBB: NGNM) whereby NeoGenomics will offer our proprietary ResponseDx:Colon and ResponseDx: Lung tests nationwide. Under the terms of the agreement NeoGenomics will be the national exclusive clinical reference laboratory authorized to offer our proprietary tests through NeoGenomics national sales force and our sales team. Currently, our recently formed sales team has been expanded to 13 sales people located in the West Coast, Midwest, and East Coast areas of the United States.

Diagnostic Tests for Other Cancers

In addition to ResponseDX: Lung, ResponseDX: Colon, and ResponseDX: Gastric, we are developing and intend to commercialize tests for other types of cancer that identify genetic profiles of tumors that are more aggressive and recur rapidly after surgery. We also are identifying genetic profiles of tumors that are more or less responsive to a particular chemotherapy. Following the development of tests to predict the risk of recurrence after surgery, we intend to develop tests to determine the most active chemotherapy regimen for the individual patient at risk. Once developed and after obtaining any necessary regulatory approvals, we intend to leverage our relationships in the healthcare industry to market, sell or license these tests as a means for physicians to determine the courses of cancer treatment

Expansion of our pharmacogenomic testing services business

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

We anticipate that over the next 12 months, a substantial portion of our capital resources and efforts will be focused on research and development to expand our series of diagnostic tests for cancer patients, sales and marketing activities related to our ResponseDX diagnostic tests, and for other general corporate purposes.

Research and development expenses represented 11.5% and 9.9% of our total operating expenses for the three months ended March 31, 2009 and 2010, respectively. Major components of the $572,184 in research and development expenses for the three months ended March 31, 2010 included supplies and reagents for our research activities, personnel costs, occupancy costs, equipment warranties and service, patent fees,  insurance, business consulting and sample procurement costs.

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

Revenue Recognition

Revenues are derived from services provided to pharmaceutical companies and from revenues generated from our ResponseDX tests. Revenue is recognized in accordance with ASC 605-10-S99 Revenue Recognition, which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred and title and the risks and rewards of ownership have been transferred to the client or services have been rendered.  We record revenues when our tests have confirmed results which is evidence that the services have been performed; (3) the price is fixed or determinable; and (4) collectability is reasonably assured

Revenues from pharmaceutical company contracts are recorded on an accrual basis as the contractual obligations are completed and as a set of assays is processed through our laboratory under a specified contractual protocol. Certain contracts have minimum assay requirements that, if not met, result in payments that are due upon the completion of the designated period. In these cases, revenues are recognized when the end of the specified contract period is reached.

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

License Fees

We have licensed technology for the extraction of RNA and DNA from FFPE tumor specimens from USC in exchange for royalty fees on revenue generated by use of this technology. These royalties are calculated as a fixed percentage of revenue that we generate from use of the technology licensed from USC. Total license fees expensed in cost of revenue under the royalty agreement to USC were $17,574 and $96,562 for the three months ended March 31, 2009 and 2010, respectively. We also maintain a non-exclusive license to use Roche’s polymerase chain reaction (PCR), homogenous PCR, and reverse transcription PCR processes. We pay Roche a fixed percentage royalty fee for revenue that we generate through use of this technology. Royalties expensed in cost of revenue under this agreement totaled $64,993 and $130,495 for the three months ended March 31, 2009 and 2010, respectively.

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

Accounts Receivable

We invoice our pharmaceutical clients as specimens are processed and any other contractual obligations are met. Our contracts with pharmaceutical clients typically require payment within 45 days of the date of invoice. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our clients to make required payments. We specifically analyze accounts receivable and historical bad debts, client credit, current economic trends and changes in client payment trends when evaluating the adequacy of the allowance for doubtful accounts. Account balances are charged-off against the allowance when it is probable the receivable will not be recovered. To date, our clients have primarily been large pharmaceutical companies. As a result, bad debts to date have been minimal and there is no allowance for doubtful accounts at either December 31, 2009 or March 31, 2010.

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

While we have not had material credit losses prior to 2010, during the three months ended March 31, 2010, we recorded bad debt expense of $104,414. Measurement of such losses requires consideration of historical loss experience, including the need to adjust for current conditions, and judgments about the probable effects of relevant observable data, including present economic conditions such as delinquency rates and financial health of specific customers. We consider all available information in our assessments of the adequacy of the reserves for uncollectible accounts.

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

Results of Operations

Quarters Ended March 31, 2010 and March 31, 2009

Revenues:   Revenues were $3,696,908 for the quarter ended March 31, 2010, as compared to $1,537,226 for the quarter ended March 31, 2009, an increase of $2,159,862, or 140.5%. The increase was primarily due to increases in ResponseDX revenues of $1,457,396, pharmaceutical revenues of $188,182 and the technology access fee (see note 7 in the accompanying consolidated financial statements).  For the quarter ended March 31, 2010, ResponseDX revenue accounted for 46.5% of total revenues as compared to 17.1% for the quarter ended March 31, 2009.  ResponseDX revenues for the quarter ended March 31, 2010, as compared to the quarter ended March 31, 2009, increased 554%.  For the quarter ended March 31, 2010, our two most significant pharmaceutical customers accounted for approximately 43% of our revenue, as compared to approximately 76% of our revenue for the quarter ended March 31, 2009.

Cost of Revenues:   Cost of revenues for the quarter ended March 31, 2010 were $2,133,808 as compared to $1,274,764 for the quarter ended March 31, 2009, an increase of $859,044 or 67.4%.  This increase resulted primarily from increases in personnel and temporary help costs of $336,611, lab supplies and reagent costs of $110,258, royalty costs of $144,490, consultation costs of $51,530, recruiting costs of $112,202 and shipping costs of $57,897.  Cost of revenues as a percentage of revenues was 57.7% for the quarter ended March 31, 2010, as compared to 82.9% for the quarter ended March 31, 2009, a decrease of 25.2%. This decrease was primarily due to the technology access fee, which had no costs associated with it.

Research and Development Expenses:  Research and development expenses were $572,184 for the quarter ended March 31, 2010, as compared to $554,238 for the quarter ended March 31, 2009, an increase of $17,946 or 3.2%.  This increase resulted primarily from increases in post doctorate personnel costs of $37,000, research costs relating to the development of diagnostic kits of $37,000, and recruiting costs of $21,038, offset by a decrease in patent legal costs of $81,775. We expect research and development expenses to increase as we continue work to develop additional aspects of our technology and to study diagnostic indicators for various forms of cancer.

General and Administrative Expenses:  General and administrative expenses totaled $1,659,308 for the quarter ended March 31, 2010, as compared to $1,749,611 for the quarter ended March 31, 2009, a decrease of $90,303 or 5.2%.  This decrease resulted primarily from decreases in accounting service costs of $63,214, travel costs of $103,557 and stock-based compensation expense of $149,701. These decreases were offset by increases in personnel costs of $172,821 and bad debt expenses of $104,414.

Sales and Marketing Expenses:  Sales and marketing expenses totaled $1,415,871 for the quarter ended March 31, 2010, as compared to $730,239 for the quarter ended March 31, 2009, an increase of $685,632 or 93.9%.  The increase primarily resulted from increased sales and marketing activities for ResponseDX, which included increases in personnel costs of $346,088, marketing costs of $219,111, travel and meeting costs of $60,064 and billing service costs of $44,649.  We expect that sales and marketing costs will continue to increase as we expand our sales and marketing activities in order to gain clinical acceptance of our ResponseDX assays.

United Kingdom ( U.K ) Expenses:  In December, 2008, we made the decision to increase the operational efficiency of the Company by consolidating our U.K. operations with our US operations.  We implemented a reduction of workforce as part of a strategic plan to increase operational efficiency in conjunction with the consolidation of our services at our Los Angeles facilities and such reduction did not affect our genetic testing services or current partnership agreements. As such, management concluded that the closure of the U.K. operations did not constitute a discontinued operation.  As a result of the  reduction of workforce, management performed a recoverability test of the long-lived assets located at the United Kingdom testing facility.

On February 9, 2009, management implemented the reduction of workforce pursuant to which the Company closed its UK testing facility to consolidate services at its CLIA-certified laboratory facilities in Los Angeles.  Our lease for our UK testing facility expired on April 1, 2009. We extended the lease, pursuant to its terms, for an additional month, in order to facilitate the winding down of our operations in the UK.  The reduction of workforce was substantially completed on March 31, 2009.  The operating costs related to our UK lab, which were previously included in general and administrative expenses, were $3,405 for the quarter ended March 31, 2010 compared to $307,481 for the same comparable period in 2009.  Additionally, in connection with the reduction of workforce, we incurred expenses related to redundancy costs of $196,499.  These costs were recorded in the quarter ended March 31, 2009.

Interest Income:  Interest income was $99 for the quarter ended March 31, 2010, compared with $16,705 for the same period in 2009. This $16,606 decrease was due to lower rates of return during the period ending March 31, 2010.

Income Taxes:   As of March 31, 2010 and 2009, a full valuation allowance has been recorded for the deferred tax assets since we do not believe the recoverability of the deferred income tax assets in the near future is more likely than not.

Liquidity and Capital Resources

We incurred net losses of $2,094,545 and $3,262,328 during the quarters ended March 31, 2010 and 2009, respectively. Since our inception in September 1999, we have incurred cumulative losses and as of March 31, 2010, we had an accumulated deficit of $41,241,329. We have not yet achieved profitability and anticipate that we will likely incur additional losses.  We cannot provide assurance as to when will achieve profitability. We expect that our cash and cash equivalents will be used to fund our selling and marketing activities primarily related to our ResponseDX tests, research and development, and general corporate purposes. As a result, we will need to generate significant revenues to achieve profitability.  Management plans to effectively manage cash flows in 2010 and expects that cash on the balance sheet will be sufficient to meet current obligations. Nevertheless, until we can generate and maintain sufficient revenues to finance our cash requirements, which we may never do, we expect to finance additional cash needs primarily through public or private equity offerings, strategic collaborations, and other financing opportunities as they may arise.  We do not know whether additional funding will be available on acceptable terms, if at all.  If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate selling and marketing activities or research and development programs.

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

Recent contract amendments

In January 2010, we amended our agreement with Taiho and the agreement was renewed for an additional three years. According to the terms of the renewal, Taiho’s appointment as an exclusive purchaser in Japan of tests and testing services and its minimum purchasing obligations were extended through 2010.

Private placements

Under the Company’s Articles of Incorporation, the Company has one class of common stock and its holders have no preemptive, subscription, redemption or conversion rights.  As more fully described in Note 15 of the accompanying consolidated financial statements, the Company sold shares of its common stock during 2009 and 2010 in three private placements, as described below.  In connection with these private placements, the Company entered into registration rights agreements with the purchasers of the common shares.

On February 27, 2009, we entered into a Purchase Agreement with certain affiliates of Special Situations Funds for the private placement of 2,000,000 newly-issued shares of the Company's common stock at a per share price of $1.00. The closing of the sale of the Shares occurred on Monday, March 2, 2009 and we received net proceeds of $2,000,000 on the same date.

In connection with the Special Situations Funds Private Placement, we also entered into a Registration Rights Agreement, dated February 27, 2009, with the Purchasers (the "Registration Rights Agreement") pursuant to which the Company filed a registration statement with the SEC to register the 2,000,000 shares for resale, which registration statement became effective on June 30, 2009.

The Special Situations Registration Rights Agreement provides an explicitly stated or defined penalty due upon a breach, which allows the Company to apply the guidance of ASC 825-20-15, Registration Payment Arrangements and compliance with all filing requirements under the 1934 Act as described above was solely within the Company’s control.  As such, it allowed the Company to include the $2,000,000 as stockholders’ equity in the accompanying balance sheet under ASC 480-10-S99-3, Classification and Measurement of Redeemable Securities.

Common stock classified outside of stockholders’ equity (deficit)
Under the Company's Articles of Incorporation, the Company has one class of common stock and its holders have no preemptive, subscription, redemption or conversion rights.

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

On March 5, 2010, we entered into a Purchase Agreement with certain affiliates of and funds managed by Lansdowne Partners Limited Partnership, Greenway Capital Partners and Paragon Associates for the private placement of 3,005,349 newly-issued shares of our common stock at a per share price of $1.31.  The closing of the sale of the shares occurred on Friday, March 5, 2010.  In connection with the acquisition of the shares, the Purchasers were granted certain preemptive rights permitting them to maintain their percentage ownership interests in connection with future issuances of our capital stock, subject to various exceptions and limitations.  Lansdowne participated in the Private Placement by electing to exercise the preemptive rights granted to it pursuant to the Purchase Agreement by and between the Company and Lansdowne, dated July 22, 2009. Net proceeds received from this financing were $3,879,403.

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

Under the Registration Rights Agreements with the Purchasers, the Company is obligated to use commercially reasonable efforts to (i) cause the registration statements described above to remain continuously effective and (ii) to maintain the listing of Company’s common stock on Nasdaq or other exchanges, as defined, for a period that will terminate on the earlier of March 5, 2013 or the date on which the Purchases have sold all shares of common stock.  The Company is also required to file with the SEC in a timely manner all reports and other documents required of the Company required of the Company under the 1934 Act.  In the event the Company fails to satisfy its obligations under the registration rights agreements, the Company would be in breach of said agreements, in which event, the Purchases would be entitled to pursue all rights and remedies at law or equity including an injunction or other equitable relief. These registration rights agreements do not provide an explicitly stated or defined penalty due upon a breach.  Because (i) the potential penalty for any breach of these Registration Rights Agreement is not explicitly stated or defined, which prohibits the Company from applying the guidance of ASC 825-20-15, Registration Payment Arrangements and (ii) complying with all filing requirements under the 1934 Act as described above is not solely within the Company’s control, the Company  is required to present the investment of $3,879,403 in the Company’s common stock as common stock outside of stockholders’ equity in the accompanying consolidated balance sheet under ASC 480-10-S99-3, Classification and Measurement of Redeemable Securities.

Comparison of Quarters Ended March 31, 2010 and 2009

As of March 31, 2010, we had $9,091,246 in cash and cash equivalents, working capital of $6,284,701 and an accumulated deficit of $41,241,329.

Cash flows provided by operating activities

During the quarter ended March 31, 2010, the Company used cash flows in operating activities of $1,737,948 compared to  $1,237,860 used in the quarter ended March 31, 2009.  The reasons for the increase in cash used in operating activities of $500,088 was due mainly to the increase in accounts receivable and decrease in deferred revenue, offset by the increases in accounts payable and accrued expenses, accrued royalties and accrued payroll and the decrease in net loss.

The increase in accounts receivable of $607,595 related mainly to an increase in Pharmaceutical accounts receivable, with a slight increase in ResponseDX accounts receivable.

The decrease in deferred revenue partially related to a decrease in advance billings to our customers, along with recognition of deferred revenue totaling $344,777.

The increase in accounts payable and accrued expenses primarily resulted from increased sales and marketing and business development activities related to the launch of Response DX.

The increase in accrued payroll and related liabilities is primarily due to accrued bonuses at March 31, 2010.

Cash flows used in investing activities

Net cash used in investing activities was $96,153 for the quarter ended March 31, 2010 and $117,829 for the quarter ended March 31, 2009.  This decrease was attributable to reduced need for capital equipment purchases in our laboratories.

Cash flows used in financing activities

Cash flows from financing activities for the quarter ended March 31, 2010 provided net cash of $3,879,403 relating to the sale of common stock.  Cash flows from financing activities for the quarter ended March 31, 2009 provided net cash of $2,000,000 relating to the sale of common stock.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

In December 2009, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU")  2009-17, Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”). ASU 2009-17 codifies SFAS 167, Amendments to FASB Interpretation No. 46(R), and amends the consolidation guidance related to a variable interest entity (“VIE”). Primarily, the current quantitative analysis used under ASC 810, Consolidations, will be eliminated and replaced with a qualitative approach that is focused on identifying the variable interest that has the power to direct the activities that most significantly impact the performance of the VIE and absorb losses or receive returns that could potentially be significant to the VIE. In addition, this new accounting standard will require an ongoing reassessment of the primary beneficiary of the VIE, rather than reassessing the primary beneficiary only upon the occurrence of certain pre-defined events. ASU 2009-17 will be effective as of the beginning of the annual reporting period that begins after November 15, 2009, and requires the reconsideration of all VIEs for consolidation in which an entity has a variable interest upon the effective date of these amendments. The adoption of this guidance is not expected to have a material effect on our results of operations or financial position.

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

In February 2010, the FASB issued ASU 2010-09, Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements, which amends disclosure requirements within Subtopic 855-10. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC's requirements.  ASU 2010-09 is effective upon issuance. The adoption of ASU 2010-09 did not have a material impact on our consolidated financial statements.

In April 2010, the FASB issued Accounting Standard Codification ("ASC") update 2010-12 to ASC 740-10, “Income taxes.” On March 30, 2010, the President signed the Health Care and Education Reconciliation Act of 2010, which is a reconciliation bill that amends the Patient Protection and Affordable Care Act that was signed by the President on March 23, 2010 (collectively the "Acts"). Recently, questions have arisen about the effect, if any, that the different signing dates might have on the accounting for these two Acts. This timing difference, related solely to the signing dates, should not have an impact on a majority of registrants because the Acts were both signed within a relatively short time period, which for the vast majority of companies falls into the same reporting period.  After consultation with the FASB staff, the Office of the Chief Accountant would not object to a view that the two Acts should be considered together for accounting purposes.  The Company is currently assessing any impact these Acts will have on its consolidated financial statements and will treat them as one for accounting purposes under this assessment.

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

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 5, 2010, we entered into a Purchase Agreement with certain affiliates of and funds managed by Lansdowne Partners Limited Partnership, Greenway Capital Partners and Paragon Associates for the private placement of 3,005,349 newly-issued shares of our common stock at a per share price of $1.31.  The closing of the sale of the shares occurred on Friday , March 5 , 2010 .  In connection with the acquisition of the shares, the Purchasers were granted certain preemptive rights permitting them to maintain their percentage ownership interests in connection with future issuances of our capital stock, subject to various exceptions and limitations.  Lansdowne participated in the Private Placement by electing to exercise the preemptive rights granted to it pursuant to the Purchase Agreement by and between the Company and Lansdowne, dated July 22, 2009. Net proceeds received from this financing were approximately $3,879,403.

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

Under the Registration Rights Agreements with the Purchasers, the Company is obligated to use commercially reasonable efforts to (i) cause the registration statements described above to remain continuously effective and (ii) to maintain the listing of Company’s common stock on Nasdaq or other exchanges, as defined, for a period that will terminate on the earlier of March 5, 2013 or the date on which the Purchases have sold all shares of common stock.  The Company is also required to file with the SEC in a timely manner all reports and other documents required of the Company required of the Company under the 1934 Act.  In the event the Company fails to satisfy its obligations under the registration rights agreements, the Company would be in breach of said agreements, in which event, the Purchases would be entitled to pursue all rights and remedies at law or equity including an injunction or other equitable relief. These registration rights agreements do not provide an explicitly stated or defined penalty due upon a breach.  Because (i) the potential penalty for any breach of these Registration Rights Agreement is not explicitly stated or defined, which prohibits the Company from applying the guidance of ASC 825-20-15, Registration Payment Arrangements and (ii) complying with all filing requirements under the 1934 Act as described above is not solely within the Company’s control, the Company will be required to present the investment of approximately $3,879,403 in the Company’s common stock as common stock outside of stockholders’ equity in its future filings.

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4. Submission of Matters to a Vote of Security Holders.

None.

ITEM 5. Other Information.

None.

ITEM 6. Exhibits.

10.1	Non-exclusive License Agreement between GlaxoSmithKline LLC and Response Genetics, Inc. dated March 5, 2010*

31.1	Certification of Principal Executive Officer Pursuant to Section 302.

31.2	Certification of Principal Financial Officer Pursuant to Section 302.

32
Section 906 certification of periodic financial report by Chief Executive Officer and Chief Financial Officer.

* Portions of Exhibit 10.1 have been redacted, and the redacted portions have been separately filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESPONSE GENETICS, INC.

DATE: May 14, 2010	By:	/s/ Kathleen Danenberg
Kathleen Danenberg
President and Chief Executive Officer (Principal Executive Officer)

DATE: May 14, 2010	By:	/s/ David O’Toole
David O’Toole
Chief Financial Officer (Principal Financial Officer)