Form 10-Q
period 2010-06-30
RESPONSE GENETICS INC
filed 2010-08-10
CIK 1124608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
 (MARK ONE)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
Yes ☐ No ☒

On June 30, 2010, there were 18,302,532 shares of common stock, $.01 par value per share, issued and outstanding.

Response Genetics, Inc.

Form 10-Q
Table of Contents

		Page
		Number
Part I.	Financial Information

Item 1.	Financial Statements
	Consolidated Balance Sheets — December 31, 2009 and June 30, 2010 (Unaudited)	1

	Unaudited Consolidated Statements of Operations and Comprehensive Loss — Three and six months ended June 30, 2009 and 2010	2

	Unaudited Consolidated Statements of Cash Flows — Three and six months ended June 30, 2009 and 2010	3

	Notes to Unaudited Consolidated Financial Statements	4 - 20

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	21

Item 3.	Qualitative and Quantitative Disclosures About Market Risk	28

Item 4T.	Controls and Procedures	28

Part II.	Other Information

Item 1.	Legal Proceedings	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3.	Defaults Upon Senior Securities	29

Item 4.	Submission of Matters to a Vote of Security Holders	29

Item 5.	Other Information	29

Item 6.	Exhibits	29

Signatures		30
Exhibit Index

	EX- 3.2.1 Amended and Restated Bylaws of Response Genetics, Inc., effective July 13, 2010
	EX-31.1 (Certification required under Section 302 of the Sarbanes-Oxley Act of 2002)
	EX-31.2 (Certification required under Section 302 of the Sarbanes-Oxley Act of 2002)
	EX-32 (Certification required under Section 906 of the Sarbanes-Oxley Act of 2002)

ii

RESPONSE GENETICS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2009	June 30, 2010
		(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$7,058,365	$6,589,878
Accounts receivable, net of allowance for doubtful accounts of $21,046 at June 30, 2010	1,982,951	4,211,571
Prepaid expenses and other current assets	418,289	441,243
Total current assets	9,459,605	11,242,692
Property and equipment, net	1,253,714	1,263,122
Other assets	79,655	—
Total assets	$10,792,974	$12,505,814
LIABILITIES, COMMON STOCK CLASSIFED OUTSIDE OF STOCKHOLDERS’ EQUITY (DEFICIT) AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$729,100	$1,255,118
Accrued expenses	503,612	584,333
Accrued royalties	455,995	673,921
Accrued payroll and related liabilities	468,774	604,071
Deferred revenue	2,596,066	2,364,788
Total current liabilities	4,753,547	5,482,231

Deferred revenue, net of current portion	1,414,928	842,701
Total liabilities	6,168,475	6,324,932

Commitments and contingencies (Note 5)

Common stock classified outside of stockholders’ equity (deficit) (Note 13)	3,975,279	7,854,682

Stockholders’ equity (deficit)
Common stock, $0.01 par value; 50,000,000 shares authorized; 15,297,183 and 18,302,532 shares issued and outstanding at December 31, 2009 and June 30, 2010, respectively	122,393	122,393
Additional paid-in capital	39,858,986	40,068,993
Accumulated deficit	(39,146,784)	(41,666,368)
Accumulated other comprehensive loss	(185,375)	(198,818)
Total stockholders’ equity (deficit)	649,220	(1,673,800)
Total liabilities and stockholders’ equity (deficit)	$10,792,974	$12,505,814

The accompanying notes are an integral part of these consolidated financial statements.

RESPONSE GENETICS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended June 30,		Six Months Ended June 30
	2009	2010	2009		2010
Net Revenue	$1,898,239	$5,642,655		$3,435,465	$9,339,563
Operating expenses:
Cost of revenue	1,482,218	2,520,255		2,756,982	4,654,063
Selling and marketing	802,505	1,422,788		1,510,439	2,771,705
General and administrative	1,423,707	1,731,593		3,195,623	3,457,855
UK expenses	142,519	3,986		646,499	7,391
Research and development	433,107	388,046		987,345	960,230
Total operating expenses	4,284,056	6,066,668		9,096,888	11,851,244
Operating loss	(2,385,817)	(424,013)		(5,661,423)	(2,511,681)
Other income (expense):
Interest expense	(2,412)	(1,190)		(5,839)	(5,057)
Interest income	5,196	165		21,901	264
Other	—	—		—	(1,854)
Loss before provision for income taxes	(2,383,033)	(425,038)		(5,645,361)	(2,518,328)
Provision for income taxes	—	—		—	1,256
Net loss	$(2,383,033)	$(425,038)		$(5,645,361)	$(2,519,584)

Unrealized gain (loss) on foreign currency translation	39,367	(1,021)		17,241	(13,442)
Total comprehensive loss	$(2,343,666)	$(426,059)		(5,628,120)	$(2,533,026)
Net loss per share — basic and diluted	$(0.19)	$(0.02)	$	$ (0.49)	$(0.15)
Weighted-average shares — basic and diluted	12,239,276	18,302,532		11,576,293	17,256,471

The accompanying notes are an integral part of these consolidated financial statements.

RESPONSE GENETICS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2009	2010
Cash flows from operating activities:
Net loss	$(5,645,361)	$(2,519,584)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	220,615	167,702
Share-based compensation	503,552	210,007
Bad debt expense	—	132,186
Loss on sale of property and equipment	—	1,854
Changes in operating assets and liabilities:
Accounts receivable	1,329,114	(2,360,806)
Prepaid expenses and other current assets	2,010	56,701
Accounts payable	371,081	526,018
Accrued expenses	157,275	80,721
Accrued royalties	277,468	217,926
Accrued payroll and related liabilities	136,810	135,297
Deferred revenue	(1,737,678)	(803,505)
Net cash used in operating activities	(4,385,114)	(4,155,483)
Cash flows from investing activities:
Purchase of property and equipment	(150,395)	(178,964)
Net cash used in investing activities	(150,395)	(178,964)
Cash flows from financing activities:
Net proceeds from issuance of common stock	2,000,000	3,879,403
Net cash provided by financing activities	2,000,000	3,879,403
Effect of foreign exchange rates on cash and cash equivalents	32,384	(13,443)
Net decrease in cash and cash equivalents	(2,503,125)	(468,487)
Cash and cash equivalents:
Beginning of period	9,545,000	7,058,365
End of period	$7,041,875	$6,589,878
Cash paid during the period for:
Income taxes	$—	$1,256
Interest	$5,839	$5,057

The accompanying notes are an integral part of these consolidated financial statements.

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization, Operations and Basis of Accounting

Response Genetics, Inc. (the “Company”) was incorporated in the state of Delaware on September 23, 1999 as Bio Type, Inc. for the purpose of providing unique molecular profiling services of tumor tissue that has been formalin-fixed and embedded in paraffin wax. In August 2000, the Company changed its name to Response Genetics, Inc.  In November 2006, the Company established Response Genetics Ltd., a wholly owned subsidiary in Edinburgh, Scotland.  On February 9, 2009 we implemented a reduction of workforce pursuant to which we have closed our subsidiary in Edinburgh. See Note 12 “U.K. OPERATIONS”.

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

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies - (continued)

Accounts Receivable

Clinical Accounts Receivable

The Company invoices its clients as specimens are processed and any other contractual obligations are met. The Company’s contracts with clients typically require payment within 45 days of the date of invoice. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its clients to make required payments. The Company specifically analyzes accounts receivable and historical bad debts, client credit, current economic trends and changes in client payment trends when evaluating the adequacy of the allowance for doubtful accounts. Account balances are charged-off against the allowance when it is probable the receivable will not be recovered. To date, the Company’s clients have primarily been large pharmaceutical companies. As a result, bad debts to date have been minimal. Pharmaceutical company accounts receivable as of December 31, 2009 and June 30, 2010 were $1,088,511 and $1,862,201, respectively.  There were no allowances for doubtful accounts recorded against these accounts receivable at December 31, 2009 and June 30, 2010.

ResponseDX Accounts Receivable

Response DX accounts receivable are recorded from three primary payors: Medicare, third party and private payors (Private Payors) and NeoGenomics Laboratories, based upon their respective applicable billing rates.  ResponseDX accounts receivable related to Medicare are recorded at established billing rates less an estimated billing adjustment, based on reporting models utilizing historical cash collection percentages and updated for current effective reimbursement factors. Beginning with the second quarter of 2010, as discussed in our Revenue Recognition accounting policy, ResponseDX accounts receivable related to Private Payors are recorded at established billing rates less an estimated billing adjustment reflecting historical collections patterns.  Prior to the quarter ended June 30, 2010, the Company did not record accounts receivable related to Private Payors as the related revenue was recorded on a cash basis.  NeoGenomics Laboratories’, a clinical reference laboratory authorized to offer our tests, billings are based on their established contractual billing rates.  Management performs ongoing valuations of accounts receivable balances based on management’s evaluation of historical collection experience and industry trends.  Based on the historical experience for our Medicare accounts, management has determined that billings over one year are unlikely to be collected.  Applying this policy for the current quarter, the Company has recorded an allowance for doubtful accounts of $21,046 during the three months ended June 30, 2010.  There was no bad debt expense recorded during the three and six months ended June 30, 2009.  During the three and six months ended June 30, 2010, the Company recorded bad debt expense of $27,772 and $132,186, respectively.

ResponseDX accounts receivable as of December 31, 2009 and June 30, 2010, consisted of the following:

	December 31, 2009	June 30, 2010
		(Unaudited)
Net Medicare receivable	$772,899	$777,292
Net Private Payor receivable for ResponseDX revenues billed in the three months ended June 30, 2010	—	729,256
Net Private Payor receivable for ResponseDX revenues billed through March 31, 2010	—	759,399
NeoGenomics Laboratories accounts receivable	109,768	97,720
Other	11,272	6,749
	893,939	2,370,416
Allowance for doubtful accounts - Medicare	—	(21,046)
Net ResponseDX accounts receivable	$893,939	$2,349,370

The receivable for Medicare is net of contractual allowances.  The receivables for Private Payors are net of an allowance to reflect the estimated collection percentage established from historical collection data.

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

Maintenance and repairs are charged to expense as incurred. The cost and accumulated depreciation of assets sold or otherwise disposed of are removed from the related accounts and the resulting gain or loss is reflected in the statements of operations. As of December 31, 2009 and June 30, 2010, the Company has capitalized costs related to database software development (see Note 3). The Company has not yet placed this database into service and accordingly has not depreciated these software development costs. The Company intends to place those database software costs into service and amortize those costs beginning in late 2010 or early 2011 in accordance with ASC 350-40, Internal-Use Software, (formerly SOP 98-1) and the amortization period will be three years using the straight line method.

Revenue Recognition

Pharmacogenomic Revenue

Revenues that are derived from pharmacogenomic testing services provided to pharmaceutical companies are recognized on a contract specific basis pursuant to the terms of the related agreements. Revenue is recognized in accordance with ASC 605, Revenue Recognition, which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred and title and the risks and rewards of ownership have been transferred to the client or services have been rendered; (3) the price is fixed or determinable; and (4) collectibility is reasonably assured.

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

ResponseDX Revenue

Effective April 1, 2010, the Company recognizes all product revenue from its ResponseDX tests on an accrual basis. Through March 31, 2010, the Company recognized revenue from Private Payors on a cash basis as the Company had not, until then, established a collection history.  As of April 1, 2010, a pattern of collections was established and the Company began to record revenues from Private Payors of ResponseDX on an accrual basis.

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies - (continued)

Revenue Recognition – (continued)

For accounting purposes, the change from the cash basis to the accrual basis of recording revenue for ResponseDX tests paid by Private Payors, is considered a change in accounting estimate leading to a change in accounting principle.  The change in accounting estimate was derived from the establishment of a reasonable basis to estimate the amount to be collected from certain Private Payors.  This change in estimate resulted in the change in accounting principle from the cash basis to the accrual basis of revenue recognition for ResponseDX tests paid by Private Payors.  Accordingly, the Company has recorded in the second quarter a one-time adjustment to increase revenue by $1,507,187, which represents the amount of ResponseDX tests completed in prior periods for which cash payment under the former revenue recognition method had not been received as of April 1, 2010.   Of the amount of revenue recorded on April 1, 2010, $747,788 was collected during the three months ended June 30, 2010.  Since all sales of Response DX tests are on the accrual basis from April 1, 2010, the Company does not expect any future one-time adjustments to revenue.  The revenue recorded from ResponseDX sales to Private Payors for the three months ended June 30, 2010 was $947,792.  As a result of the conversion from the cash basis to the accrual basis of recording revenue for ResponseDX tests paid by Private Payors, the Company recognized a total of $1,499,655 more in revenue during the three months ended June 30, 2010 than it would have recognized had the Company continued to recognize such amounts on the cash basis during this same period.

The Company has received its Medicare provider number which allows it to invoice and collect from Medicare. Invoicing to Medicare is primarily based on amounts allowed by Medicare for the service provided as defined by Common Procedural Terminology (CPT) codes.  ResponseDX revenues related to Medicare billings are recorded at established billing rates net of an estimated billing adjustment, based on reporting models utilizing historical cash collection percentages and updated for current effective reimbursement factors.  Response DX revenue related to Private Payors are recorded at established billing rates less an allowance to reflect the revenue at the amounts expected based on historical collections patterns.  ResponseDX revenues related to NeoGenomics Laboratories billings are based on their established billing rates.

The following details ResponseDX revenue for the three and six months ended June 30, 2009 and 2010:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	(Unaudited)		(Unaudited)
	2009	2010	2009	2010

Net Medicare revenue	$233,528	$983,416	$337,963	$1,890,201

Private Payor Revenue billed through March 31, 2010	—	1,507,187	—	1,507,187

Private Payor Revenue billed in the three months ended June 30, 2010	—	947,792	—	947,792

Revenue recorded on the cash basis prior to April 1, 2010	134,732	—	219,202	717,284

NeoGenomics Laboratories revenue	77,974	60,827	151,922	151,512

Other	—	11,473	—	16,969

Net ResponseDX revenue	$446,234	$3,510,695	$709,087	$5,230,945

2. Summary of Significant Accounting Policies - (continued)

Revenue Recognition – (continued)

The following table provides details of ResponseDX revenue for the three and six months ended June 30, 2009 and 2010 based upon the former cash basis revenue recognition policy relating to Private Payors.  This table is presented to provide the amount of revenue recognized if the change to the accrual basis of revenue recognition for Private Payors had not occurred effective April 1, 2010:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	(Unaudited)		(Unaudited)
	2009	2010	2009	2010

Net Medicare revenue	$233,528	$983,416	$337,963	$1,890,201

Neogenomics Laboratories revenue	77,974	60,827	151,922	151,512

Revenue recognized on the cash basis	134,732	955,324	219,202	1,672,608

Other	—	11,473	—	16,969

Net ResponseDX revenue	$446,234	$2,011,040	$709,087	$3,731,290

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

Cost of Revenue

Cost of revenue represents the cost of materials, direct labor, costs associated with processing tissue specimens including pathological review, staining, microdissection, paraffin extraction, reverse transcription polymerase chain reaction, or (“RT-PCR”) and quality control analyses, license fees and delivery charges necessary to render an individualized test result. Costs associated with performing tests are recorded as the tests are processed.  Costs of revenue associated with the Private Payor revenue recognized as of April 1, 2010, were incurred and expensed in prior periods.

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

2. Summary of Significant Accounting Policies - (continued)

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

ASC 740, Income Taxes, clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. As of December 31, 2009 and June 30, 2010, the Company does not have a liability for unrecognized tax benefits. The Company recognizes interest and penalties associated with tax matters as part of the income tax provision and includes accrued interest and penalties with the related tax liability in the balance sheet.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Stock Compensation (formerly SFAS 123(R), Share-Based Payment). Stock-based compensation expense for all stock-based compensation awards granted is based on the grant-date fair value estimated in accordance with the provisions of ASC 718.  The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of three to four years

The Company accounts for equity instruments issued to non-employees in accordance with ASC 505, Equity, (formerly EITF 96-18 – Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services). Under ASC 505, stock option awards issued to non-employees are measured at fair value using the Black-Scholes option-pricing model and recognized pursuant to a performance model.

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

Comprehensive Loss

Comprehensive loss encompasses the change in equity from transactions and other events and circumstances from non-owner sources and the Company’s net loss. The components of comprehensive loss and accumulated other comprehensive loss comprise net loss and foreign currency translation adjustments as of December 31, 2009 and June 30, 2010, and for the three and six months ended June 30, 2009 and 2010.

Fair Value of Financial Instruments

Cash and cash equivalents are stated at cost, which approximates fair market value.  Cash equivalents consist of money market accounts, with fair values estimated based on quoted market prices. For additional information see Note 14.

Selling and Marketing Costs

The Company markets its services through its advertising activities in trade publications and on line. Advertising costs are included in selling and marketing expenses on the statements of operations and are expensed as incurred.  Advertising costs for the three months ended June 30, 2009 and 2010 were $70,966 and $89,077, respectively, and $145,672 and $235,378 for the six months ended June 30, 2009 and 2010, respectively.

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

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies - (continued)

Concentration of Credit Risk and Clients and Limited Suppliers

Cash and cash equivalents consist of financial instruments that potentially subject the Company to concentrations of credit risk to the extent recorded on the balance sheets. The Company maintains cash in United States financial institutions. At June 30, 2010, the Company had two accounts which exceeded the insurance limits of the Federal Deposit Insurance Corporation by a total of approximately $1,200,000. In addition, the Company has invested its excess cash in money market instruments which are not insured under the Federal Deposit Insurance Corporation but are insured under the Securities Industry Protection Corporation.  At June 30, 2010, the Company had $4,940,575 of cash in money market instruments and has not incurred any losses on these cash balances.  At June 30, 2010, $185,895 of cash was held outside of the United States and is uninsured.

Revenue sources that account for greater than 10 percent of total revenue are provided below.

	Three Months Ended June 30,							Six Months Ended June 30,
	2009				2010			2009				2010
	(Unaudited)							(Unaudited)
	Revenue			Percent of Total Revenue	Revenue		Percent of Total Revenue	Revenue			Percent of Total Revenue	Revenue	Percent of Total Revenue
Taiho Pharmaceutical		$410,325		22%	$	*	*		$809,700		24%	*	*

GlaxoSmithKline and GlaxoSmithKline Biologicals		$809,671		43%		$1,578,260	28%		$1,590,827		46%	$3,151,694	34%

Medicare, net of contractual allowances	$		*	*		$983,416	17%	$		*	*	$1,890,201	20%

   * Less than 10%

Customers that account for greater than 10 percent of accounts receivable are provided below.

	As of December 31, 2009		As of June 30, 2010
			(Unaudited)
	Receivable Balance	Percent of Total Receivables	Receivable Balance	Percent of Total Receivables
Taiho Pharmaceutical	$263,725	13%	$469,200	11%

GlaxoSmithKline and GlaxoSmithKline Biologicals	$771,618	39%	$1,316,549	31%

Medicare, net of contractual allowances	$772,899	39%	$777,292	19%

Many of the supplies and reagents used in the Company’s testing process are procured by a limited number of suppliers. Any supply interruption or an increase in demand beyond the suppliers’ capabilities could have an adverse impact on the Company’s business. Management believes it can identify alternative sources, if necessary, but it is possible such sources may not be identified in sufficient time to avoid an adverse impact on its business. Refer also to Note 6 for further discussion regarding these supply agreements. The Company purchases certain laboratory supplies and reagents primarily from two suppliers. Purchases from the top two of those companies accounted for approximately 74% and 72% of the Company’s reagent purchases for the three months ended June 30, 2009 and 2010, respectively, and approximately 69% and 71% for the six months ended June 30, 2009 and 2010, respectively.

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies - (continued)

Recent Accounting Pronouncements

In December 2009, the FASB issued ASU 2009-17, Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”). ASU 2009-17 codifies SFAS 167, Amendments to FASB Interpretation No. 46(R), and amends the consolidation guidance related to a variable interest entity (“VIE”). Primarily, the current quantitative analysis used under ASC 810, Consolidations, will be eliminated and replaced with a qualitative approach that is focused on identifying the variable interest that has the power to direct the activities that most significantly impact the performance of the VIE and absorb losses or receive returns that could potentially be significant to the VIE. In addition, this new accounting standard will require an ongoing reassessment of the primary beneficiary of the VIE, rather than reassessing the primary beneficiary only upon the occurrence of certain pre-defined events. ASU 2009-17 will be effective as of the beginning of the annual reporting period that begins after November 15, 2009, and requires the reconsideration of all VIEs for consolidation in which an entity has a variable interest upon the effective date of these amendments. The adoption of this guidance did not have a material effect on our results of operations or financial position.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 requires new disclosures and clarifies existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. ASU 2010-06 amends Codification Subtopic 820-10 to now require that (1) a reporting entity must disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; (2) in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements and (3) a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this guidance did not have a material effect on our results of operations or financial position.

In February 2010, the FASB issued Accounting Standards Update ("ASU") 2010-09, Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements, which amends disclosure requirements within Subtopic 855-10. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC's requirements.  ASU 2010-09 is effective upon issuance. The adoption of ASU 2010-09 did not have a material impact on our consolidated financial statements.

On April 14, 2010, the FASB issued Accounting Standard Codification (ASC) update 2010-12 to ASC 740-10, “Income Taxes.” On March 30, 2010, the President signed the Health Care and Education Reconciliation Act of 2010, which is a reconciliation bill that amends the Patient Protection and Affordable Care Act that was signed by the President on March 23, 2010 (collectively the “Acts”). Recently, questions have arisen about the effect, if any, that the different signing dates might have on the accounting for these two Acts. This timing difference, related solely to the signing dates, should not have an impact on a majority of registrants because the Acts were both signed within a relatively short time period, which for the vast majority of companies falls into the same reporting period.  After consultation with the FASB staff, the Office of the Chief Accountant would not object to a view that the two Acts should be considered together for accounting purposes.  The Company is currently assessing any impact these Acts will have on its consolidated financial statements and will treat them as one for accounting purposes under this assessment.

3. Property and Equipment

Property and equipment consists of the following:

	December 31, 2009	June 30, 2010
		(Unaudited)
Laboratory equipment	$2,321,628	$2,352,189
Furniture and equipment	549,271	667,389
Leasehold improvements	188,509	194,899
Software development	371,872	371,872
Total	3,431,280	3,586,349
Less: Accumulated depreciation and amortization	(2,177,566)	(2,323,227)
Total property and equipment, net	$1,253,714	$1,263,122

Depreciation expense, included in cost of revenue, general and administrative expenses, and research and development expenses, for the three months ended June 30, 2009 and 2010 was $145,322 and $85,175, respectively, and for the six months ended June 30, 2009 and 2010 was $220,615 and $167,702, respectively.

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4. Loss Per Share

The Company calculates net loss per share in accordance with ASC 260, Earnings Per Share, (formerly SFAS No. 128 – Earnings per Share). Under the provisions of ASC 260, basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock and dilutive common stock equivalents then outstanding. Common stock equivalents consist of shares of common stock issuable upon the exercise of stock options and warrants.

The following table sets forth the computation for basic and diluted loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
	(Unaudited)		(Unaudited)

Numerator:
Net loss	$(2,383,033)	$(425,038)	$(5,645,361)	$(2,519,584)
Numerator for basic and diluted earnings per share	$(2,383,033)	$(425,038)	$(5,645,361)	$(2,519,584)
Net Loss as adjusted for the revenue impact of $1,499,655 resulting from the conversion to accrual for Private Payors (refer to Note 2)	$(2,383,033)	$(1,924,693)	$(5,645,361)	$(4,019,239)
Denominator:
Denominator for basic and diluted earnings per share — weighted-average shares	12,239,276	18,302,532	11,576,293	17,256,471
Basic and diluted loss per share	$(0.19)	$(0.02)	$(0.49)	$(0.15)
Basic and diluted loss per share as adjusted for the revenue impact of $1,499,655 (refer to Note 2)	$(0.19)	$(0.11)	$(0.49)	$(0.23)

Outstanding stock options and warrants to purchase 2,084,990 shares and 1,872,892 shares for the periods ended June 30, 2009 and 2010, respectively, of which 100,000 warrants are included in these amounts for 2009 and 2010, were excluded from the calculation of diluted loss per share as their effect would have been antidilutive.

5. Commitments and Contingencies

Operating Leases

The Company leases office and laboratory space under a noncancelable operating lease that expires on March 31, 2011. The lease contains two two-year options to extend the term of the lease and contains annual scheduled rate increases tied to the Consumer Price Index for the Los Angeles/Long Beach California metropolitan area. In March 2007, the Company entered into a noncancelable operating lease, which expired in March 2009, for office and laboratory space in Scotland. As a result of the reduction in workforce implemented by the Company on February 9, 2009, the Company extended its lease in Scotland for one additional month. For additional information see Note 12 U.K. Operations. The Company also leases space at 103 South Carroll Street, Suite 2b, Fredrick, Maryland 21701, for administrative purposes. This lease expires on August 31, 2010.  Rent expense, included in cost of revenue, general and administrative, and research and development was $102,690 and $119,232 for the three months ended June 30, 2009 and 2010, respectively, and $246,623 and $222,100 for the six months ended June 30, 2009 and 2010, respectively.

Future minimum lease payments by year and in the aggregate, under the Company’s noncancelable operating leases, consist of the following at June 30, 2010:

Year Ending December 31,
Remainder of 2010	$234,185
2011	113,242
Thereafter	—
Total	$347,427

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5. Commitments and Contingencies – (continued)

Guarantees

The Company enters into indemnification provisions under its agreements with other counterparties in its ordinary course of business, typically with business partners, clients and landlords. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities. These indemnification provisions generally survive termination of the underlying agreement. The Company reviews its exposure under these agreements no less than annually, or more frequently when events indicate. The Company believes the estimated fair value of these agreements is minimal as historically, no payments have been made by the Company under these indemnification obligations. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2009 and June 30, 2010.

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

6. License and Collaborative Agreements

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

In consideration for this license, the Company agreed to pay to USC royalties based on a percentage of the revenues generated by the use of RGI-1 and related technology. Royalty expense included in cost of revenue relating to this agreement amounted to $59,434 and $141,107 for the three months ended June 30, 2009 and 2010, respectively, and $77,008 and $237,669 for the six months ended June 30, 2009 and 2010.

License Agreement with Roche Molecular Systems (“Roche”)

In July 2001, the Company entered into a diagnostic services agreement with Roche to provide the Company with access to Roche’s patented PCR technology. In November 2004, this agreement was replaced by a non-exclusive license to use Roche’s PCR, homogenous PCR, and reverse transcription PCR processes. In consideration for these rights, the Company is obligated to pay royalties to Roche, based on a percentage of net sales of products or services that make use of the PCR technology. Royalty expense included in cost of revenue relating to this agreement amounted to $135,467 and $80,868 for the three months ended June 30, 2009 and 2010, respectively, and $200,460 and $211,363 for the six months ended June 30, 2009 and 2010.

In November 2004, the Company entered into an agreement with Roche, pursuant to which the Company is collaborating with Roche to produce commercially viable assays used in the validation of genetic markers for pharmaceutical companies. Specifically, the Company has licensed the rights to Roche to use the pre-diagnostic assays the Company develops in the course of using its RNA-extraction technologies to provide testing services to pharmaceutical companies and to produce diagnostic kits that then can be sold commercially to those pharmaceutical companies. Roche is required to pay the Company royalties of a certain percentage of net sales of such diagnostic kits sold to pharmaceutical companies. Through June 30, 2010, Roche has not been required to pay any royalties to the Company pursuant to this agreement.

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6. License and Collaborative Agreements - (continued)

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

Taiho is obligated to purchase a minimum amount of testing services from the Company each calendar quarter. Revenue recognized under this agreement was $410,325 and $513,600 for the three months ended June 30, 2009 and 2010, respectively, and $809,700 and $821,525 for the six months ended June 30, 2009 and 2010.

Services Agreement with SmithKline Beecham Corporation (d.b.a. GlaxoSmithKline or “GSK”)

In January 2006, the Company entered into an agreement with GSK, a leading pharmaceutical manufacturer, pursuant to which the Company provides services in connection with profiling the expression of various genes from a range of human cancers. Under the agreement, the Company will provide GSK with testing services as described in individual protocols and GSK will pay the Company for such services based on the pricing schedule established for each particular protocol. GSK is obligated to make minimum annual payments to the Company under the agreement and also was obligated to make a non-refundable upfront payment to the Company, to be credited against work undertaken pursuant to the agreement. In January 2006, the Company received an upfront payment of $2,000,000 which was initially recorded as deferred revenue. The timing of the recognition of these amounts is dependent upon when GSK submits the specimens for testing. The Company recognized $960 and $164,168 for the three months ended June 30, 2009, and 2010, respectively, and $15,300 and $214,385 for the six months ended June 30, 2009 and 2010.

In December 2008, the Company amended and restated its master service agreement with GSK. Pursuant to the amendment, the term of the GSK Agreement has been extended for a two-year period, with the option for the parties to extend the GSK Agreement for additional one-year periods, upon their mutual written agreement. In addition, we will become a preferred provider to GSK and its affiliates of genetic testing services on a fee-for-service basis and, in anticipation of the services to be provided, GSK agreed to make a non-refundable upfront payment of approximately $1,300,000 which was received on January 5, 2009.

The amount of deferred revenue for this agreement at June 30, 2010 is $1,186,549, of which $864,080 related to the Amended and Restated Master Service Agreement signed in December 2008.

Non-Exclusive License Agreement with GSK

In March 2010, the Company entered into a non-exclusive license agreement with GSK.  Under the agreement, the Company granted GSK a non-exclusive, sublicenseable license to its proprietary PCR analysis technology and diagnostic expertise to assess BRAF gene mutations in human tumor samples.  As part of the agreement, the Company received a non-refundable technology access fee in consideration for the transfer of the Company’s technology to GSK. The agreement also contains milestone provisions which would allow the Company to earn further payments from GSK.  The Company had not earned any milestone payments from GSK as of June 30, 2010.

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6. License and Collaborative Agreements - (continued)

Master Laboratory Test Services Agreement with GlaxoSmithKline Biologicals (“GSK Bio”)

In December 2006, the Company entered into an agreement with GSK Bio, the vaccine division of GSK (see above), pursuant to which it will provide testing services, principally in relation to profiling the expression of various genes from a range of human cancers. The Company will conduct the testing services on tissue specimens provided by GSK Bio. The agreement required that GSK Bio make an upfront payment of €2,000,000 (approximately $2,620,000), which was received by the Company in December 2006. The agreement further specified that GSK Bio  pay annual minimum payments in 2007, 2008 and 2009 and that the upfront payment made in December 2006 will be credited against the annual minimum payments in 2007 and 2008. The agreement also provided that any differences between the annual minimum payments made in 2007, 2008 or 2009 and the amounts due to the Company for testing services performed on specimens submitted by GSK Bio during the three years ended December 31, 2009 be credited towards services performed during the year ending December 31, 2010, the final year of the agreement. If the Company ceases to provide services under the agreement or any reason, the Company shall remit to GSK Bio payment of the then remaining balance of the existing credit within sixty days of the date on which the Company ceased to provide services to GSK Bio.

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

The Amended and Restated Agreement further provides that the Company shall provide additional services on a fee-for-service basis, upon GSK Bio’s written request, relating to the bridging of assays/diagnostic tests to third parties that develop, manufacture and sell the commercial diagnostic tests to be used with certain of GSK Bio’s products. The amount of deferred revenue for this agreement at December 31, 2009 and June 30, 2010 is $2,588,896 and $1,999,776, respectively.  The timing of the recognition of these amounts is dependent upon when GSK submits the specimens for testing. The Company recognized revenue of $1,001,571 and $1,414,092 relating to the GSK agreement for the three months ended June 30, 2009, and 2010, respectively, but only $294,560 was recorded against the deferred revenue balance.  The Company recognized revenue of $1,768,327 and $2,437,309 relating to the GSK agreement for the six months ended June 30, 2009, and 2010, respectively, but only $589,120 was recorded against the deferred revenue balance.

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

This agreement has an initial term of five years, with an automatic renewal for an additional three-year term unless either party gives 90 days notice in advance of the renewal date of its intent not to renew. Pursuant to the agreement, SBC will receive a percentage of the gross margin, as defined in the agreement, collected from the Company’s clients in China as compensation for its testing services performed. There were no services performed during 2009 or the three month period ended March 31, 2010.  For the three and six months ended June 30, 2010, testing services performed totaled to $11,821.

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

This Agreement has an initial term expiring on March 31, 2010, with an automatic renewal for one year at the end of the original period under the same terms and conditions. Pursuant to the agreement, Hitachi will receive a percentage of the revenue collected from the Company's clients in the Territory for its testing services performed which totaled $362,290 and $314,484 for the three months ended June 30, 2009 and 2010, respectively, and $691,158 and $617,128 for the six months ended June 30, 2009 and 2010, respectively.

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7. Stock Option Plan

In March 2000, the Company adopted a Stock Option Plan (the “2000 Plan”) as approved by its board of directors. Under the 2000 Plan, the Company may grant options to acquire up to 1,600,000 shares of common stock. In connection with the adoption of the 2006 Employee, Director and Consultant Stock Plan, as further discussed below, the Company will grant no additional options under its 2000 Plan under which options to purchase 190,000 shares remained outstanding as of June 30, 2010. Although no more options may be granted under the 2000 Plan, the terms of the 2000 Plan continue to apply to all outstanding options. The Company also granted options to purchase 16,000 shares of common stock to two consultants which were granted under separate agreements outside of the 2000 Plan.

On October 26, 2006, the Board of Directors of the Company approved, and on May 1, 2007, reapproved the adoption of the 2006 Employee, Director and Consultant Stock Plan (the “2006 Stock Plan”). The stockholders approved the 2006 Stock Plan on June 1, 2007. The initial number of shares which may be issued from time to time pursuant to this Plan is 2,160,000 shares of common stock.  In addition, on the first day of each fiscal year of the Company during the period beginning in fiscal year 2008, and ending on the second day of fiscal year 2017, the number of shares that may be issued from time to time pursuant to the Plan shall be increased by 200,000 shares.  The initial number of shares available for issuance of 2,160,000 increased by 200,000 in 2008, 2009 and 2010, resulting in the total number of shares that may be issued as of January 1, 2010 to be 2,760,000.  As of June 30, 2010, there were 1,193,108 options available to grant under the 2006 Stock Plan.

Employee options vest according to the terms of the specific grant and expire 10 years from the date of grant. Non-employee option grants to date vest typically over a 2 to 3 year period. The Company had 1,772,892 options outstanding at a weighted average exercise price of $5.04 at June 30, 2010. There were 606,489 non-vested stock options with a weighted average grant date fair value of $1.77 outstanding at June 30, 2010.

The following table summarizes the stock option activity for the six months ended June 30, 2010:

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2009	1,956,490	$5.12	7.52	$—
Granted (Unaudited)	100,000	$2.21
Exercised (Unaudited)	—	$—
Forfeited (Unaudited)	(283,598)	$4.55
Outstanding, June 30, 2010 (Unaudited)	1,772,892	$5.04	6.50	$521,200
Exercisable, June 30, 2010 (Unaudited)	1,166,403	$6.24	5.61	$193,775

There were no options exercised during the three and six months ended June 30, 2009 and 2010 and there were no options granted during the three months ended March 31, 2010. During the three months ended June 30, 2010, there were 100,000 option shares granted with a fair value of $1.60. The Company estimated the fair value using the Black-Scholes model with a risk free interest rate of 3.0%, expected volatility of 82%, and an expected term of 6.25 years.  Also during the three months ended June 30, 2010, the Company modified an award for a terminated employee by extending the term on 40,000 shares for an additional one year period expiring in April 2011.  The fair value of the modification was $1.06 per share and it was estimated using the Black-Scholes model with a risk free interest rate of 0.46% and expected volatility of 95%.

As of June 30, 2010, there was $1,020,265 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted-average period of 2.08 years.

Information about stock-based compensation included in the results of operations for the three and six months ended June 30, 2009 and 2010 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	(Unaudited)		(Unaudited)
	2009	2010	2009	2010
Cost of revenue	$63,119	$25,606	$127,689	$59,184
Research and development	104,263	4,750	333,300	10,978
General and administrative	21,040	60,505	42,563	139,845
Totals	$188,421	$90,861	$503,552	$210,007

8. Common Stock Warrants

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

There were no warrants granted during the three and six months ended June 30, 2009 and 2010.  As of June 30, 2010, all of the warrants were outstanding and exercisable and had a remaining contractual life of 2.00 years.

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9. Income Taxes

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

We file U.S. federal, U.S. state, and foreign tax returns. Our major tax jurisdictions are U.S. federal and the State of California and are subject to tax examinations for the open years from 2001 through June 2010.

10. Related Party Transactions

While employed at USC, Kathleen Danenberg, president, chief executive officer and director, developed and patented (United States Patent 6,248,535; Danenberg, et al., Method For Isolation of RNA From Formalin-Fixed Paraffin-Embedded Tissue Specimens) an extraction method that allowed reliable and consistent isolation of RNA from FFPE suitable for RT-PCR. USC retains ownership of this patent but has exclusively licensed this technology to the Company. In consideration for this license, the Company is obligated to pay royalties to USC, as a percentage of net sales of products or services using the technology, and to meet a certain minimum in royalty payments. Pursuant to USC policy, the inventors of technology owned by the University and then licensed for commercialization are paid a portion of royalties received by the University from the licensed technology. USC therefore pays a portion of royalties received from the Company to Mrs. Danenberg in recognition of her invention.  There were no amounts paid to Mrs. Danenberg for the three months ended March 31, 2009.  For the three and six months ended June, 2010, Mrs. Danenberg was paid $21,347 and $32,758, respectively.

11. Segment Information

The Company operates in a single reporting segment, with an operating facility in the United States.

The following enterprise wide disclosure was prepared on a basis consistent with the preparation of the consolidated financial statements. The following tables contain certain financial information by geographic area:

	Three Months Ended June 30,		Six Months Ended June 30,
Net Revenue:	2009	2010	2009	2010
	(Unaudited)		(Unaudited)
United States	$679,143	$3,714,963	$1,050,238	$6,080,729
Europe	808,771	1,414,092	1,575,527	2,437,309
Japan	410,325	513,600	809,700	821,525
	$1,898,239	$5,642,655	$3,435,465	$9,339,563

Long-lived assets:	December 31, 2009	June 30, 2010 (Unaudited)
United States	$1,253,714	$1,263,122

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

12.  U.K. Operations

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

The lease for the UK testing facility expired on April 1, 2009and was extended, pursuant to its terms, for an additional month, in order to facilitate the winding down of the operations in the UK.  The reduction of workforce was substantially completed on March 31, 2009 and the Company incurred redundancy costs of $5,735 and $202,234 in connection with the reduction of workforce for the three and six months ended June 30, 2009.  The operating costs related to the U.K. laboratory were $136,784 and $3,986 for the three months ended June 30, 2009 and 2010, respectively, and $444,265 and $7,391 for the six months ended June 30, 2009 and 2010, respectively.

13. Private Placements

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

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

13. Private Placements – (continued)

Under the Registration Rights Agreements with the Purchasers, the Company is obligated to use commercially reasonable efforts to (i) cause the registration statements described above to remain continuously effective and (ii) to maintain the listing of Company’s common stock on Nasdaq or other exchanges, as defined, for a period that will terminate on the earlier of March 5, 2013 or the date on which the Purchasers have sold all shares of common stock.  The Company is also required to file with the SEC in a timely manner all reports and other documents required of the Company required of the Company under the 1934 Act.  In the event the Company fails to satisfy its obligations under the registration rights agreements, the Company would be in breach of said agreements, in which event, the Purchases would be entitled to pursue all rights and remedies at law or equity including an injunction or other equitable relief. These registration rights agreements do not provide an explicitly stated or defined penalty due upon a breach.  Because (i) the potential penalty for any breach of these Registration Rights Agreement is not explicitly stated or defined, which prohibits the Company from applying the guidance of ASC 825-20-15, Registration Payment Arrangements and (ii) complying with all filing requirements under the 1934 Act as described above is not solely within the Company’s control, the Company  is required to present the investment of approximately $3,879,403 in the Company’s common stock as common stock outside of stockholders’ equity in the accompanying consolidated balance sheet under ASC 480-10-S99-3, Classification and Measurement of Redeemable Securities.

As of December 31, 2009 and June 30, 2010, a total of $3,975,279 and $7,854,682 of common stock was classified outside of stockholders’ equity (deficit).

14. Fair Value Measurements

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

As of June 30, 2010, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis, including its cash and cash equivalents. The fair value of these assets and liabilities was determined using the following inputs in accordance with ASC 820 at June 30, 2010:

	Fair Value Measurement as of June 30, 2010
	Total	Level 1	Level 2	Level 3
Description	$	$	$	$
Money market accounts (1)	4,940,575	4,940,575	-	-

(1)	Included in cash and cash equivalents on the accompanying consolidated balance sheet.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes to the financial statements included elsewhere in this Quarterly Report on Form 10-Q as of June 30, 2010 and our audited financial statements for the year ended December 31, 2009 included in our Annual Report on Form 10-K previously filed with the SEC. This discussion contains forward-looking statements that relate to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward looking statements.

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

At present most chemotherapy regimens are administered without any pre-selection of patients on the basis of their particular genetics. However recent development of very sensitive molecular technologies has enabled researchers to identify and measure genetic and biochemical factors in patients’ tissues that may predict the probability of success or failure of many currently used anti-cancer agents. In order to increase the chances of a better chemotherapy outcome for cancer patients, we are developing genetic tests that will measure predictive factors for tumor response in tumor tissue samples. We have begun offering tests for non-small cell lung cancer (NSCLC) (ResponseDX: Lung ™ ),  colorectal cancer (CRC) (ResponseDX: Colon™) and gastric and gastroesophageal (GE) cancer  (ResponseDX: Gastric™) patients’ tumor tissue through our laboratory located in Los Angeles, California, which is certified under the Clinical Laboratory Improvement Amendments of 1988 (CLIA), and we anticipate offering additional tests for ovarian and pancreatic cancer in the future. These tests are proprietary based tests which serve to help oncologists make optional therapeutic decisions for cancer patients. The results from our tests may help oncologists choose among chemotherapy regimens to treat their cancer patients. On September 29, 2008, we announced an exclusive agreement with NeoGenomics Laboratories (OTCBB: NGNM) whereby NeoGenomics will offer our proprietary ResponseDx:Colon and ResponseDx: Lung tests nationwide. Under the terms of the agreement NeoGenomics will be the national exclusive clinical reference laboratory authorized to offer our proprietary tests through NeoGenomics national sales force and our sales team. Currently, our recently formed sales team has been expanded to 16 sales people located in the West Coast, Midwest, and East Coast areas of the United States.

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

Research and development expenses represented 10.1% and 6.4% of our total operating expenses for the three months ended June 30, 2009 and 2010, respectively, and 10.9% and 8.1% for the six months ended June 30, 2009 and 2010, respectively. Major components of the $433,107 and $388,046 in research and development expenses for the three months ended June 30, 2009 and 2010, respectively, and $987,345 and $960,230 for the six months ended June 30, 2009 and 2010, respectively,  included supplies and reagents for our research activities, personnel costs, occupancy costs, equipment warranties and service, patent fees,  insurance, business consulting and sample procurement costs.

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

Effective April 1, 2010, we recognize all product from ResponseDX tests on an accrual basis.  Through March 31, 2010 we recognized revenue from Private Payors on a cash basis as we had not, until then, established a collection history.  As of April 1, 2010 a pattern of collections was reasonably established and we began to record revenues from Private Payors of ResponseDX on an accrual basis.We have received our Medicare provider number which allows us to invoice and collect from Medicare. Our invoicing to Medicare is primarily based on amounts allowed by Medicare for the service provided as defined by Common Procedural Terminology (CPT) codes.

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

License Fees

We have licensed technology for the extraction of RNA and DNA from FFPE tumor specimens from USC in exchange for royalty fees on revenue generated by use of this technology. These royalties are calculated as a fixed percentage of revenue that we generate from use of the technology licensed from USC. Total license fees expensed in cost of revenue under the royalty agreement to USC were $59,434 and $141,107 for the three months ended June 30, 2009 and 2010, respectively, and $77,008 and $237,669 for the six months ended June 30, 2009 and 2010, respectively. We also maintain a non-exclusive license to use Roche’s polymerase chain reaction (PCR), homogenous PCR, and reverse transcription PCR processes. We pay Roche a fixed percentage royalty fee for revenue that we generate through use of this technology. Royalties expensed in cost of revenue under this agreement totaled $135,467 and $80,868 for the three months ended June 30, 2009 and 2010, respectively, and $200,460 and $211,363 for the six months ended June 30, 2009 and 2010, respectively.

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

Accounts Receivable

We invoice our pharmaceutical clients as specimens are processed and any other contractual obligations are met. Our contracts with pharmaceutical clients typically require payment within 45 days of the date of invoice. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our clients to make required payments. We specifically analyze accounts receivable and historical bad debts, client credit, current economic trends and changes in client payment trends when evaluating the adequacy of the allowance for doubtful accounts. Account balances are charged-off against the allowance when it is probable the receivable will not be recovered. To date, our clients have primarily been large pharmaceutical companies. As a result, bad debts to date have been minimal and there is no allowance for doubtful accounts for our pharmaceutical revenue at either December 31, 2009 or June 30, 2010.

We bill Medicare and Private  Payors for ResponseDX upon completion of the required testing services. As such, we take assignment of benefits and the risk of collection with Medicare and Private Payors. We continue to monitor the collection history for Medicare and Private Payors.  Based on the historical experience for our Medicare accounts, we have determined that billings over one year old are unlikely to be collected.  Therefore, we have recorded and allowance for doubtful accounts of $21,046 as of June 30, 2010.

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

Results of Operations

Quarters Ended June 30, 2010 and June 30, 2009

Revenues:  Revenues were $5,642,655 for the quarter ended June 30, 2010, as compared to $1,898,239 for the quarter ended June 30, 2009, an increase of $3,744,416, or 197%.   Revenues, excluding the net revenue impact of $1,499,655 resulting from the conversion to the accrual basis of revenue recognition for Private Payors, were $4,143,000 for the quarter ended June 30, 2010, as compared to $1,898,239 for the quarter ended June 30, 2009, an increase of $2,244,761, or 118%.  The increase was primarily due to increases in ResponseDX revenue of $1,564,806 and pharmaceutical revenues of $679,955.  Excluding the net revenue impact of $1,499,655, for the quarter ended June 30, 2010, ResponseDX revenue accounted for 49% of total revenue compared to 24% for the quarter ended June 30, 2009.  Excluding the net revenue impact of $1,499,655, ResponseDX revenues for the quarter ended June 30, 2010, as compared to the quarter ended June 30, 2009, increased 351%.  For the quarter ended June 30, 2010, our two most significant pharmaceutical customers accounted for approximately 34% of our revenue, as compared to approximately 64% of our revenue for the quarter ended June 30, 2009.

Cost of Revenues:   Cost of revenues for the quarter ended June 30, 2010 were $2,520,255 as compared to $1,482,218 for the quarter ended June 30, 2009, an increase of $1,038,037 or 70.0%.  This increase resulted primarily from increases in personnel and temporary help costs of $529,986, lab supplies and reagent costs of $234,838, equipment repair costs of $61,849, consultation costs of $59,751, and shipping costs of $101,636.  Cost of revenues as a percentage of revenues was 44.7% for the quarter ended June 30, 2010, as compared to 78.1% for the quarter ended June 30, 2009, a decrease of 33.4%. Excluding the net revenue impact of $1,499,655 resulting from the conversion to accrual for Private Payors, cost of revenues as a percentage of revenue was 60.8% as compared to 78.1% for the quarter ended June 30, 2009, a decrease of 17.3%.  This decrease was primarily due to the increased revenue during the quarter ended June 30, 2010 as compared to the quarter ended June 30, 2009.

Research and Development Expenses:  Research and development expenses were $388,046 for the quarter ended June 30, 2010, as compared to $433,107 for the quarter ended June 30, 2009, a decrease of $45,061 or 10.4%.  This decrease resulted primarily from decreases in post doctorate personnel costs of $32,800, research costs relating to the development of diagnostic kits of $37,000, and consulting costs of $92,455, offset by an increase in personnel costs of $66,334 and reagent and lab supply costs of $36,119. Even though research and development expenses decreased during this quarter, we expect research and development expenses to increase as we continue work to develop additional aspects of our technology and to study diagnostic indicators for various forms of cancer.

General and Administrative Expenses:  General and administrative expenses were $1,731,593 for the quarter ended June 30, 2010, as compared to $1,423,707 for the quarter ended June 30, 2009, an increase of $307,886 or 21.6%.  This increase resulted primarily from increases in personnel costs of $274,611 and legal costs of $169,763, offset by a decrease in travel costs of $82,970.

Sales and Marketing Expenses:  Sales and marketing expenses were $1,422,788 for the quarter ended June 30, 2010, as compared to $802,505 for the quarter ended June 30, 2009, an increase of $620,283 or 77.3%.  The increase primarily resulted from increased sales and marketing activities for ResponseDX, which included increases in personnel costs of $389,670, marketing and promotional costs of $108,675, travel and meeting costs of $57,552 and trade show costs of $60,328.  We expect that sales and marketing costs will continue to increase as we expand our sales and marketing activities in order to gain clinical acceptance of our ResponseDX assays.

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

On February 9, 2009, management implemented the reduction of workforce pursuant to which the Company closed its UK testing facility to consolidate services at its CLIA-certified laboratory facilities in Los Angeles.  Our lease for our UK testing facility expired on April 1, 2009. We extended the lease, pursuant to its terms, for an additional month, in order to facilitate the winding down of our operations in the UK.  The reduction of workforce was substantially completed on March 31, 2009.    The operating costs related to our UK lab, which were previously included in general and administrative expenses, were $3,986 for the quarter ended June 30, 2010 compared to $136,784 for the same comparable period in 2009.  Additionally, in connection with the reduction of workforce, we incurred expenses related to redundancy costs of $5,735 that were recorded in the quarter ended June 30, 2009.

Interest Income:  Interest income was $165 for the quarter ended June 30, 2010, compared with $5,196 for the same period in 2009. This $5,031 decrease was due to lower rates of return during the period ending June 30, 2010.

Income Taxes:   As of June 30, 2010 and 2009, a full valuation allowance has been recorded for the deferred tax assets since we do not believe the recoverability of the deferred income tax assets in the near future is more likely than not.

Six months Ended June 30, 2010 and June 30, 2009

Revenues:  Revenues were $9,339,563 for the six months ended June 30, 2010, as compared to $3,435,465 for the six months ended June 30, 2009, an increase of $5,904,098, or 172%.   Revenues, excluding the net revenue impact of $1,499,655 resulting from the conversion to the accrual basis of revenue recognition for Private Payors, were $7,839,908 for the six months ended June 30, 2010, as compared to $3,435,465 for the six months ended June 30, 2009, an increase of $4,404,443, or 128%.  The increase was primarily due to increases in ResponseDX revenue of $3,022,203 and pharmaceutical revenues of $1,438,806.  Excluding the net revenue impact of $1,499,655, for the six months ended June 30, 2010, ResponseDX revenue accounted for 48% of total revenue compared to 21% for the six months ended June 30, 2010.  Excluding the net revenue impact of $1,499,655, ResponseDX revenues for the six months ended June 30, 2010, as compared to the six months ended June 30, 2009, increased 426%.  For the six months ended June 30, 2010, our two most significant pharmaceutical customers accounted for approximately 35% of our revenue, as compared to approximately 70% of our revenue for the six months ended June 30, 2009.

Cost of Revenues:   Cost of revenues for the six months ended June 30, 2010 were $4,654,063 as compared to $2,756,982 for the six months ended June 30, 2009, an increase of $1,897,081 or 68.8%.  This increase resulted primarily from increases in personnel and temporary help costs of $978,799, lab supplies and reagent costs of $345,096, equipment repair costs of $81,599, consultation costs of $111,281, royalties of $162,793 and shipping costs of $159,533.  Cost of revenues as a percentage of revenues was 49.8% for the six months ended June 30, 2010, as compared to 80.3% for the six months ended June 30, 2009, a decrease of 30.5%.  Excluding the net revenue impact of $1,499,655 resulting from the conversion to accrual for Private Payors, cost of revenues as a percentage of revenue was 59.4% as compared to 80.3% for the six months ended June 30, 2009, a decrease of 20.9%.  This decrease was primarily due to the increased revenue during the six months ended June 30, 2010 as compared to the six months ended June 30, 2009.  In addition, the revenue recorded during the six months ended June 30, 2010 included a technology access fee recorded during the three months ended March 31, 2010, which had no costs associated with it (see note 6 in the accompanying consolidated financial statements).

Research and Development Expenses:  Research and development expenses were $960,230 for the six months ended June 30, 2010, as compared to $987,345 for the six months ended June 30, 2009, a decrease of $27,115 or 2.7%.  This decrease resulted primarily from decreases in consulting costs of $78,210 and legal costs of $96,698, offset by an increase in personnel costs of $57,113 and reagent and lab supply costs of $26,933. Even though research and development expenses decreased during this six month period, we expect research and development expenses to increase as we continue work to develop additional aspects of our technology and to study diagnostic indicators for various forms of cancer.

General and Administrative Expenses:  General and administrative expenses were $3,457,855 for six months ended June 30, 2010, as compared to $3,195,623 for the six months ended June 30, 2009, an increase of $262,232 or 8.2%.  This increase resulted primarily from increases in personnel costs of $416,976 and legal costs of $174,955, offset by a decrease in travel costs of $186,527 and accounting service costs of $116,855.

Sales and Marketing Expenses:  Sales and marketing expenses were $2,771,705 for the six months ended June 30, 2010, as compared to $1,510,439 for the six months ended June 30, 2009, an increase of $1,261,266 or 83.5%.  The increase primarily resulted from increased sales and marketing activities for ResponseDX, which included increases in personnel costs of $735,758, marketing and promotional costs of $327,786, travel and meeting costs of $82,530 and trade show costs of $81,942.  We expect that sales and marketing costs will continue to increase as we expand our sales and marketing activities in order to gain clinical acceptance of our ResponseDX assays.

United Kingdom ( U.K ) Expenses:  The operating costs related to our UK lab, which were previously included in general and administrative expenses, were $7,391 for the six months ended June 30, 2010 compared to $444,265 for the same comparable period in 2009.  Additionally, in connection with the reduction of workforce, we incurred expenses related to redundancy costs of $202,234 that were recorded in the six months ended June 30, 2009.

Interest Income:  Interest income was $264 for the six months ended June 30, 2010, compared with $21,901 for the same period in 2009. This $21,637 decrease was due to lower rates of return during the six month period ending June 30, 2010.

Income Taxes:   As of June 30, 2010 and 2009, a full valuation allowance has been recorded for the deferred tax assets since we do not believe the recoverability of the deferred income tax assets in the near future is more likely than not.

Liquidity and Capital Resources

We incurred net losses of $425,038 and $2,519,584 during the quarter and six months ended June 30, 2010, respectively. Since our inception in September 1999, we have incurred cumulative losses and as of June 30, 2010, we had an accumulated deficit of $41,666,368. We have not yet achieved profitability and anticipate that we will likely incur additional losses.  We cannot provide assurance as to when will achieve profitability. We expect that our cash and cash equivalents will be used to fund our selling and marketing activities primarily related to our ResponseDX tests, research and development, and general corporate purposes. As a result, we will need to generate significant revenues to achieve profitability.  Management plans to effectively manage cash flows in 2010 and expects that cash on the balance sheet will be sufficient to meet current obligations. Nevertheless, until we can generate and maintain sufficient revenues to finance our cash requirements, which we may never do, we expect to finance additional cash needs primarily through public or private equity offerings, strategic collaborations, and other financing opportunities as they may arise.  We do not know whether additional funding will be available on acceptable terms, if at all.  If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate selling and marketing activities or research and development programs.

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

Private placements

Under the Company’s Articles of Incorporation, the Company has one class of common stock and its holders have no preemptive, subscription, redemption or conversion rights.  As more fully described in Note 15, the Company sold shares of its common stock during 2009 and 2010 in three private placements, as described below.  In connection with these private placements, the Company entered into registration rights agreements with the purchasers of the common shares.

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

The Special Situations Registration Rights Agreement provides an explicitly stated or defined penalty due upon a breach, which allows the Company to apply the guidance of ASC 825-20-15, Registration Payment Arrangements and compliance with all filing requirements under the 1934 Act as described above was solely within the Company’s control.  As such, it allowed the Company to include the $2,000,000 in the Company’s common stock as stockholders’ equity in the accompanying balance sheet under ASC 480-10-S99-3, Classification and Measurement of Redeemable Securities.

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

Under the Registration Rights Agreements with the Purchasers, the Company is obligated to use commercially reasonable efforts to (i) cause the registration statements described above to remain continuously effective and (ii) to maintain the listing of Company’s common stock on Nasdaq or other exchanges, as defined, for a period that will terminate on the earlier of March 5, 2013 or the date on which the Purchases have sold all shares of common stock.  The Company is also required to file with the SEC in a timely manner all reports and other documents required of the Company required of the Company under the 1934 Act.  In the event the Company fails to satisfy its obligations under the registration rights agreements, the Company would be in breach of said agreements, in which event, the Purchases would be entitled to pursue all rights and remedies at law or equity including an injunction or other equitable relief. These registration rights agreements do not provide an explicitly stated or defined penalty due upon a breach.  Because (i) the potential penalty for any breach of these Registration Rights Agreement is not explicitly stated or defined, which prohibits the Company from applying the guidance of ASC 825-20-15, Registration Payment Arrangements and (ii) complying with all filing requirements under the 1934 Act as described above is not solely within the Company’s control, the Company  is required to present the investment of approximately $3,900,000 in the Company’s common stock as common stock outside of stockholders’ equity in the accompanying consolidated balance sheet under ASC 480-10-S99-3, Classification and Measurement of Redeemable Securities.

Comparison of Six Months Ended June 30, 2010 and 2009

As of June 30, 2010, we had $6,589,878 in cash and cash equivalents, working capital of $5,760,461 and an accumulated deficit of $41,666,368.

Cash flows provided by operating activities

During the six months ended June 30, 2010, the Company used cash flows in operating activities of $4,155,483 compared to  $4,385,114 used in the six months ended June 30, 2009.  The reasons for the decrease in cash used in operating activities of $229,631 was due mainly to the decrease in net loss and deferred revenue, offset by the increase in accounts receivable.

The increase in accounts receivable of $2,360,806 related mainly to the increased revenue and accounts receivable from the conversion to accrual for Private Payors.

The decrease in deferred revenue related to a decrease in advance billings to our customers, along with recognition of deferred revenue totaling $803,505.

Cash flows used in investing activities

Net cash used in investing activities was $178,964 for the six months ended June 30, 2010 and $150,395 for the six months ended June 30, 2009.  This increase was attributable to the additional need for capital equipment purchases in our laboratories.

Cash flows used in financing activities

Cash flows from financing activities for the six months ended June 30, 2010 provided net cash of $3,879,403 relating to the sale of common stock.  Cash flows from financing activities for the six months ended June 30, 2009 provided net cash of $2,000,000 relating to the sale of common stock.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

In December 2009, the FASB issued ASU 2009-16, Transfers and Servicing (Topic 860) — Accounting for Transfers of Financial Assets (“ASU 2009-16”). ASU 2009-16 formally codifies SFAS 166, Accounting for Transfers of Financial Assets. ASU 2009-16 eliminates the concept of a qualifying special-purpose entity (“SPE”) and removes the scope exception for a qualifying SPE from ASC 810, Consolidations. As a result, previously unconsolidated qualifying SPEs must be re-evaluated for consolidation by the sponsor or transferor. In addition, this accounting update amends the accounting guidance related to transfers of financial assets in order to address practice issues that have been highlighted by the events of the recent economic decline. ASU 2009-16 is effective as of the beginning of the annual reporting period that begins after November 15, 2009. The recognition and measurement provisions will be applied to transfers that occur on or after the effective date and all qualifying SPEs that exist on and after the effective date must be evaluated for consolidation.  The adoption of this guidance did not have a material effect on our results of operations or financial position.

In December 2009, the FASB issued ASU 2009-17, Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”). ASU 2009-17 codifies SFAS 167, Amendments to FASB Interpretation No. 46(R), and amends the consolidation guidance related to a variable interest entity (“VIE”). Primarily, the current quantitative analysis used under ASC 810, Consolidations, will be eliminated and replaced with a qualitative approach that is focused on identifying the variable interest that has the power to direct the activities that most significantly impact the performance of the VIE and absorb losses or receive returns that could potentially be significant to the VIE. In addition, this new accounting standard will require an ongoing reassessment of the primary beneficiary of the VIE, rather than reassessing the primary beneficiary only upon the occurrence of certain pre-defined events. ASU 2009-17 will be effective as of the beginning of the annual reporting period that begins after November 15, 2009, and requires the reconsideration of all VIEs for consolidation in which an entity has a variable interest upon the effective date of these amendments. The adoption of this guidance did not have a material effect on our results of operations or financial position.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 requires new disclosures and clarifies existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. ASU 2010-06 amends Codification Subtopic 820-10 to now require that (1) a reporting entity must disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; (2) in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements and (3) a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this guidance did not have a material effect on our results of operations or financial position.

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

On April 14, 2010, the FASB issued Accounting Standard Codification (ASC) update 2010-12 to ASC 740-10, “Income Taxes.” On March 30, 2010, the President signed the Health Care and Education Reconciliation Act of 2010, which is a reconciliation bill that amends the Patient Protection and Affordable Care Act that was signed by the President on March 23, 2010 (collectively the "Acts"). Recently, questions have arisen about the effect, if any, that the different signing dates might have on the accounting for these two Acts. This timing difference, related solely to the signing dates, should not have an impact on a majority of registrants because the Acts were both signed within a relatively short time period, which for the vast majority of companies falls into the same reporting period.  After consultation with the FASB staff, the Office of the Chief Accountant would not object to a view that the two Acts should be considered together for accounting purposes.  The Company is currently assessing any impact these Acts will have on its consolidated financial statements and will treat them as one for accounting purposes under this assessment.

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

None.

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4. Submission of Matters to a Vote of Security Holders.

None.

ITEM 5. Other Information.

On July 13, 2010, the Board of Directors of the Company approved an amendment to Article I, Section 5, of the Restated Bylaws of the Company (the “Bylaws”) to provide that the Board of Directors shall have the right to designate the chairman of any meeting of the stockholders of the Company, and that in the absence of such designation, the Chairman of the Board or, in his or her absence, the Chief Executive Officer of the Company or, in his or her absence, the President, shall preside at and act as chairman of a meeting of stockholders.  In addition, the Board approved an amendment to Article IV, Section 5 of the Bylaws, which sets forth the duties and responsibilities of the Chairman of the Board, to conform that Section to Article I, Section 5, as amended as described above.

On July 13, 2010 the Board also resolved, pursuant to Article II, Section 1(B) of the Bylaws, to fix the size of the Board at eight directors.  Prior to adoption of this resolution, the Board was fixed at nine directors and there was one vacancy on the Board.

The above description of the amendment to the Bylaws is qualified in its entirety by reference to the complete text of the Bylaws, as amended, a copy of which is attached hereto as Exhibit 3 (ii) to this current report on Form 10-Q and is incorporated herein by reference.

ITEM 6. Exhibits.

3.2.1	Amended and Restated Bylaws of Response Genetics, Inc., effective July 13, 2010

31.1	Certification of Principal Executive Officer Pursuant to Section 302.

31.2	Certification of Principal Financial Officer Pursuant to Section 302.

32	Section 906 certification of periodic financial report by Chief Executive Officer and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESPONSE GENETICS, INC.

DATE: August 10, 2010	By:	/s/ Kathleen Danenberg
Kathleen Danenberg
President and Chief Executive Officer (Principal Executive Officer)

DATE: August 10, 2010	By:	/s/ David O’Toole
David O’Toole
Chief Financial Officer (Principal Financial Officer)