Form 10-Q
period 2010-09-30
RESPONSE GENETICS INC
filed 2010-11-09
CIK 1124608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(MARK ONE)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
Yes ☐ No ☒

On September 30, 2010, there were 18,316,156 shares of common stock, $.01 par value per share, issued and outstanding.

Response Genetics, Inc.

Form 10-Q
Table of Contents

		Page
		Number
Part I.	Financial Information

Item 1.	Financial Statements
	Consolidated Balance Sheets — December 31, 2009 and September 30, 2010 (Unaudited)	1

	Unaudited Consolidated Statements of Operations and Comprehensive Loss — Three and nine months ended September 30, 2009 and 2010	2

	Unaudited Consolidated Statements of Cash Flows —Nine months ended September 30, 2009 and 2010	3

	Notes to Unaudited Consolidated Financial Statements	4 - 19

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	20

Item 3.	Qualitative and Quantitative Disclosures About Market Risk	28

Item 4T.	Controls and Procedures	28

Part II.	Other Information

Item 1.	Legal Proceedings	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3.	Defaults Upon Senior Securities	29

Item 4.	(Removed and Reserved)	29

Item 5.	Other Information	29

Item 6.	Exhibits	29

Signatures		30
Exhibit Index

	EX-31.1 (Certification required under Section 302 of the Sarbanes-Oxley Act of 2002)
	EX-31.2 (Certification required under Section 302 of the Sarbanes-Oxley Act of 2002)
	EX-32 (Certification required under Section 906 of the Sarbanes-Oxley Act of 2002)

ii

RESPONSE GENETICS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2009	September 30, 2010
		(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$7,058,365	$5,439,211
Accounts receivable, net of allowance for doubtful accounts of $21,046 at September 30, 2010	1,982,951	4,749,177
Prepaid expenses and other current assets	418,289	388,625
Total current assets	9,459,605	10,577,013
Property and equipment, net	1,253,714	1,302,462
Other assets	79,655	—
Total assets	$10,792,974	$11,879,475
LIABILITIES, COMMON STOCK CLASSIFED OUTSIDE OF STOCKHOLDERS’ EQUITY (DEFICIT) AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$729,100	$1,357,175
Accrued expenses	503,612	640,389
Accrued royalties	455,995	914,477
Accrued payroll and related liabilities	468,774	819,556
Deferred revenue	2,596,066	2,332,725
Total current liabilities	4,753,547	6,064,322

Deferred revenue, net of current portion	1,414,928	354,467
Total liabilities	6,168,475	6,418,789

Commitments and contingencies (Note 5)

Common stock classified outside of stockholders’ equity (deficit) (Note 13)	3,975,279	7,854,682

Stockholders’ equity (deficit)
Common stock, $0.01 par value; 50,000,000 shares authorized; 15,297,183 and 18,316,156 shares issued and outstanding at December 31, 2009 and September 30, 2010, respectively	122,393	122,529
Additional paid-in capital	39,858,986	40,401,532
Accumulated deficit	(39,146,784)	(42,728,285)
Accumulated other comprehensive loss	(185,375)	(189,772)
Total stockholders’ equity (deficit)	649,220	(2,393,996)
Total liabilities and stockholders’ equity (deficit)	$10,792,974	$11,879,475

The accompanying notes are an integral part of these consolidated financial statements.

RESPONSE GENETICS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended September 30,		Nine Months Ended September 30
	2009	2010	2009	2010
Net Revenue	$2,259,523	$5,574,649	$5,694,988	$14,914,212
Operating expenses:
Cost of revenue	1,161,329	2,738,693	3,918,311	7,392,756
Selling and marketing	942,795	1,554,430	2,458,906	4,395,400
General and administrative	1,311,684	2,010,855	4,501,635	5,399,445
UK expenses	87,785	10,799	734,284	18,190
Research and development	726,696	319,271	1,714,041	1,279,501
Total operating expenses	4,230,289	6,634,048	13,327,177	18,485,292
Operating loss	(1,970,766)	(1,059,399)	(7,632,189)	(3,571,080)
Other income (expense):
Interest expense	(2,360)	(2,702)	(8,199)	(7,759)
Interest income	256	185	22,157	448
Other	—	—	—	(1,854)
Loss before provision for income taxes	(1,972,870)	(1,061,916)	(7,618,231)	(3,580,245)
Provision for income taxes	—	—	—	1,256
Net loss	$(1.972,870)	$(1,061,916)	$(7,618,231)	$(3,581,501)

Unrealized gain (loss) on foreign currency translation	18,467	9,045	35,708	(4,397)
Total comprehensive loss	$(1,954,403)	$(1,052,871)	$(7,582,523)	$(3,585,898)
Net loss per share — basic and diluted	$(0.14)	$(0.06)	$(0.60)	$(0.20)
Weighted-average shares — basic and diluted	14,599,182	18,314,379	12,594,995	17,612,982

The accompanying notes are an integral part of these consolidated financial statements.

RESPONSE GENETICS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2009	2010
Cash flows from operating activities:
Net loss	$(7,618,231)	$(3,581,501)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	307,585	258,302
Share-based compensation	725,066	524,290
Bad debt expense	—	132,186
Loss (gain) on sale of property and equipment	(48,615)	1,854
Changes in operating assets and liabilities:
Accounts receivable	415,134	(2,898,412)
Prepaid expenses and other current assets	(28,405)	109,319
Accounts payable	324,325	628,075
Accrued expenses	16,246	136,777
Accrued royalties	28,929	458,482
Accrued payroll and related liabilities	218,908	350,782
Deferred revenue	(535,147)	(1,323,802)
Net cash used in operating activities	(6,194,205)	(5,203,648)
Cash flows from investing activities:
Purchases of property and equipment	(193,583)	(308,904)
Proceeds from the sale of property and equipment	48,615	—
Net cash used in investing activities	(144,968)	(308,904)
Cash flows from financing activities:
Net proceeds from issuance of common stock	5,975,279	3,897,795
Capital contributions	86,622	—
Net cash provided by financing activities	6,061,901	3,897,795
Effect of foreign exchange rates on cash and cash equivalents	31,455	(4,397)
Net decrease in cash and cash equivalents	(245,817)	(1,619,154)
Cash and cash equivalents:
Beginning of period	9,545,000	7,058,365
End of period	$9,299,183	$5,439,211
Cash paid during the period for:
Income taxes	$—	$1,256
Interest	$8,199	$7,759

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

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies - (continued)

Accounts Receivable

Clinical Accounts Receivable

The Company invoices its clients as specimens are processed and any other contractual obligations are met. The Company’s contracts with clients typically require payment within 45 days of the date of invoice. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its clients to make required payments. The Company specifically analyzes accounts receivable and historical bad debts, client credit, current economic trends and changes in client payment trends when evaluating the adequacy of the allowance for doubtful accounts. Account balances are charged-off against the allowance when it is probable the receivable will not be recovered. To date, the Company’s clients have primarily been large pharmaceutical companies. As a result, bad debts to date have been minimal. Pharmaceutical company accounts receivable as of December 31, 2009 and September 30, 2010 were $1,088,511 and $1,893,847, respectively.  There were no allowances for doubtful accounts recorded against these accounts receivable at December 31, 2009 and September 30, 2010.

ResponseDX Accounts Receivable

Response DX accounts receivable are recorded from three primary payors: Medicare, third party and private payors (Private Payors) and NeoGenomics Laboratories, based upon their respective applicable billing rates.  ResponseDX accounts receivable related to Medicare are recorded at established billing rates less an estimated billing adjustment, based on reporting models utilizing historical cash collection percentages and updated for current effective reimbursement factors. Beginning with the second quarter of 2010, as discussed in our Revenue Recognition accounting policy, ResponseDX accounts receivable related to Private Payors are recorded at established billing rates less an estimated billing adjustment reflecting historical collections patterns.  Prior to the quarter ended June 30, 2010, the Company did not record accounts receivable related to Private Payors as the related revenue was recorded on a cash basis.  NeoGenomics Laboratories’, a clinical reference laboratory authorized to offer our tests, billings are based on their established contractual billing rates.  Management performs ongoing valuations of accounts receivable balances based on management’s evaluation of historical collection experience and industry trends.  Based on the historical experience for our Medicare accounts, management has determined that billings over one year are unlikely to be collected.  Applying this policy, the Company has recorded an allowance for doubtful accounts of $21,046 at September 30, 2010.  There was no bad debt expense recorded during the three and nine months ended September 30, 2009.  During the three months ended September 30, 2010, the Company did not record any bad debt expense.  During the nine months ended September 30, 2010, the Company recorded bad debt expense of $132,186.

ResponseDX accounts receivable as of December 31, 2009 and September 30, 2010, consisted of the following:

	December 31, 2009	September 30, 2010
		(Unaudited)
Net Medicare receivable	$772,899	$980,614
Net Private Payor receivable for ResponseDX revenues from April 1, 2010 to September 30, 2010	—	1,299,642
Net Private Payor receivable for ResponseDX revenues through March 31, 2010	—	529,642
NeoGenomics Laboratories accounts receivable	109,768	53,708
Other	11,272	12,770
	893,939	2,876,376
Allowance for doubtful accounts - Medicare	—	(21,046)
Net ResponseDX accounts receivable	$893,939	$2,855,330

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

Maintenance and repairs are charged to expense as incurred. The cost and accumulated depreciation of assets sold or otherwise disposed of are removed from the related accounts and the resulting gain or loss is reflected in the statements of operations. As of December 31, 2009 and September 30, 2010, the Company has capitalized costs related to database software development (see Note 3). The Company has not yet placed these databases into service and accordingly has not depreciated these software development costs. The Company intends to place these database software costs into service and amortize those costs beginning in late 2010 or early 2011 in accordance with ASC 350-40, Internal-Use Software , (formerly SOP 98-1) and the amortization period will be three years using the straight line method.

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

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies - (continued)

Revenue Recognition – (continued)

For accounting purposes, the change from the cash basis to the accrual basis of recording revenue for ResponseDX tests paid by Private Payors, is considered a change in accounting estimate leading to a change in accounting principle.  The change in accounting estimate was derived from the establishment of a reasonable basis to estimate the amount to be collected from certain Private Payors.  This change in estimate resulted in the change in accounting principle from the cash basis to the accrual basis of revenue recognition for ResponseDX tests paid by Private Payors.  Accordingly, the Company has recorded in the second quarter a one-time adjustment to increase revenue by $1,507,187, which represents the amount of ResponseDX tests completed in prior periods for which cash payment under the former revenue recognition method had not been received as of April 1, 2010.  Since all sales of Response DX tests are on the accrual basis from April 1, 2010, the Company does not expect any future one-time adjustments to revenue.  The revenue recorded from ResponseDX sales to Private Payors for the three months ended September 30, 2010 and the period from April 1, 2010 to September 30, 2010 was $1,690,761 and $2,638,553, respectively.  As a result of the conversion from the cash basis to the accrual basis of recording revenue for ResponseDX tests paid by Private Payors, the Company recognized a total of $254,355 and $1,754,010 more in revenue during the three and nine months ended September 30, 2010, respectively, than it would have recognized had the Company continued to recognize such amounts on the cash basis during this same period.

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

The following details ResponseDX revenue for the three and nine months ended September 30, 2009 and 2010:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	(Unaudited)		(Unaudited)
	2009	2010	2009	2010

Net Medicare revenue	$481,302	$1,269,681	$819,266	$3,159,882

Private Payor revenue through March 31, 2010	—	—	—	1,507,187

Private Payor revenue subsequent to March 31, 2010	—	1,690,761	—	2,638,553

Revenue recorded on the cash basis prior to April 1, 2010	334,926	—	554,128	717,284

NeoGenomics Laboratories revenue	98,421	14,953	250,343	166,464

Other	—	7,228	—	24,197

Net ResponseDX revenue	$914,649	$2,982,623	$1,623,737	$8,213,567

2. Summary of Significant Accounting Policies - (continued)

Revenue Recognition – (continued)

The following table provides details of ResponseDX revenue for the three and nine months ended September 30, 2009 and 2010 based upon the former cash basis revenue recognition policy relating to Private Payors.  This table is presented to provide the amount of revenue recognized if the change to the accrual basis of revenue recognition for Private Payors had not occurred effective April 1, 2010:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	(Unaudited)		(Unaudited)
	2009	2010	2009	2010

Net Medicare revenue	$481,302	$1,269,681	$819,266	$3,159,882

Neogenomics Laboratories revenue	98,421	14,953	250,343	166,464

Revenue recognized on the cash basis	334,926	1,436,406	554,128	3,109,014

Other	—	7,228	—	24,197

Net ResponseDX revenue	$914,649	$2,728,268	$1,623,737	$6,459,557

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

ASC 740, Income Taxes, clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. As of December 31, 2009 and September 30, 2010, the Company does not have a liability for unrecognized tax benefits. The Company recognizes interest and penalties associated with tax matters as part of the income tax provision and includes accrued interest and penalties with the related tax liability in the balance sheet.

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

Comprehensive Loss

Comprehensive loss encompasses the change in equity from transactions and other events and circumstances from non-owner sources and the Company’s net loss. The components of comprehensive loss and accumulated other comprehensive loss comprise net loss and foreign currency translation adjustments as of December 31, 2009 and September 30, 2010, and for the three and nine months ended September 30, 2009 and 2010.

Fair Value of Financial Instruments

Cash and cash equivalents are stated at cost, which approximates fair market value.  Cash equivalents consist of money market accounts, with fair values estimated based on quoted market prices. For additional information see Note 14.

Selling and Marketing Costs

The Company markets its services through its advertising activities in trade publications and on line. Advertising costs are included in selling and marketing expenses on the statements of operations and are expensed as incurred.  Advertising costs for the three months ended September 30, 2009 and 2010 were $118,425 and $222,410, respectively, and $264,098 and $457,788 for the nine months ended September 30, 2009 and 2010, respectively.

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

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies - (continued)

Concentration of Credit Risk and Clients and Limited Suppliers

Cash and cash equivalents consist of financial instruments that potentially subject the Company to concentrations of credit risk to the extent recorded on the balance sheets. The Company maintains cash in United States financial institutions. At September 30, 2010, the Company had two accounts which exceeded the insurance limits of the Federal Deposit Insurance Corporation by a total of approximately $700,000. In addition, the Company has invested its excess cash in money market instruments which are not insured under the Federal Deposit Insurance Corporation but are insured under the Securities Industry Protection Corporation.  At September 30, 2010, the Company had $4,040,719 of cash in money market instruments and has not incurred any losses on these cash balances.  At September 30, 2010, $192,071 of cash was held outside of the United States and is uninsured.

Revenue sources that account for greater than 10 percent of total revenue are provided below.

	Three Months Ended September 30,						Nine Months Ended September 30,
	2009		2010				2009		2010
	(Unaudited)						(Unaudited)
	Revenue	Percent of Total Revenue	Revenue			Percent of Total Revenue	Revenue	Percent of Total Revenue	Revenue			Percent of Total Revenue
Taiho Pharmaceutical	$441,100	20%	$		*	*	$1,250,800	22%	$		*	*

GlaxoSmithKline and GlaxoSmithKline Biologicals	$858,932	38%		$1,804,935		32%	$2,449,759	43%		$4,956,629		33%

Medicare, net of contractual allowances	$481,302	21%		$1,269,681		23%	$819,266	14%		$3,159,882		21%

   * Less than 10%

Customers that account for greater than 10 percent of accounts receivable are provided below.

	As of December 31, 2009		As of September 30, 2010
			(Unaudited)
	Receivable Balance	Percent of Total Receivables	Receivable Balance		Percent of Total Receivables
Taiho Pharmaceutical	$263,725	13%	$	*	*

GlaxoSmithKline and GlaxoSmithKline Biologicals	$771,618	39%		$1,315,068	28%

Medicare, net of contractual allowances	$772,899	39%		$980,614	21%

* Less than 10%

Many of the supplies and reagents used in the Company’s testing process are procured by a limited number of suppliers. Any supply interruption or an increase in demand beyond the suppliers’ capabilities could have an adverse impact on the Company’s business. Management believes it can identify alternative sources, if necessary, but it is possible such sources may not be identified in sufficient time to avoid an adverse impact on its business. Refer also to Note 6 for further discussion regarding these supply agreements. The Company purchases certain laboratory supplies and reagents primarily from two suppliers. Purchases from the top two of those companies accounted for approximately 72% and 73% of the Company’s reagent purchases for the three months ended September 30, 2009 and 2010, respectively, and approximately 77% and 66% for the nine months ended September 30, 2009 and 2010, respectively.

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies - (continued)

Recent Accounting Pronouncements

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 requires new disclosures and clarifies existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. ASU 2010-06 amends Codification Subtopic 820-10 to now require that (1) a reporting entity must disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; (2) in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements and (3) a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company does not believe the adoption of this guidance will have a material effect on our results of operations or financial position.

On April 14, 2010, the FASB issued Accounting Standard Codification (ASC) update 2010-12 to ASC 740-10, “Income Taxes.” On March 30, 2010, the President signed the Health Care and Education Reconciliation Act of 2010, which is a reconciliation bill that amends the Patient Protection and Affordable Care Act that was signed by the President on March 23, 2010 (collectively the “Acts ” ). Recently, questions have arisen about the effect, if any, that the different signing dates might have on the accounting for these two Acts. This timing difference, related solely to the signing dates, should not have an impact on a majority of registrants because the Acts were both signed within a relatively short time period, which for the vast majority of companies falls into the same reporting period.  After consultation with the FASB staff, the Office of the Chief Accountant would not object to a view that the two Acts should be considered together for accounting purposes.  The Company is currently assessing any impact these Acts will have on its consolidated financial statements and will treat them as one for accounting purposes under this assessment.

3. Property and Equipment

Property and equipment consists of the following:

	December 31, 2009	September 30, 2010
		(Unaudited)
Laboratory equipment	$2,321,628	$2,375,267
Furniture and equipment	549,271	703,434
Leasehold improvements	188,509	194,899
Software development	371,872	442,589
Total	3,431,280	3,716,289
Less: Accumulated depreciation and amortization	(2,177,566)	(2,413,827)
Total property and equipment, net	$1,253,714	$1,302,462

Depreciation expense, included in cost of revenue, general and administrative expenses, and research and development expenses, for the three months ended September 30, 2009 and 2010 was $86,970 and $90,600, respectively, and for the nine months ended September 30, 2009 and 2010 was $307,585 and $258,302, respectively.

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

The following table sets forth the computation for basic and diluted loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
	(Unaudited)		(Unaudited)

Numerator:
Net loss	$(1,972,870)	$(1,061,916)	$(7,618,231)	$(3,581,501)
Numerator for basic and diluted earnings per share	$(1,972,870)	$(1,061,916)	$(7,618,231)	$(3,581,501)
Net Loss as adjusted for the revenue impact of $254,355 and $1,754,010 resulting from the conversion to accrual for Private Payors (refer to Note 2)	$(1,972,870)	$(1,316,271)	$(7,618,231)	$(5,335,511)
Denominator:
Denominator for basic and diluted earnings per share — weighted-average shares	14,599,182	18,314,379	12,594,995	17,612,982
Basic and diluted loss per share	$(0.14)	$(0.06)	$(0.60)	$(0.20)
Basic and diluted loss per share as adjusted for the revenue impact of $254,355 and $1,754,010 (refer to Note 2)	$(0.14)	$(0.07)	$(0.60)	$(0.30)

Outstanding stock options and warrants to purchase 2,056,490 shares and 1,972,157 shares for the periods ended September 30, 2009 and 2010, respectively, of which 100,000 warrants are included in these amounts for 2009 and 2010, were excluded from the calculation of diluted loss per share as their effect would have been antidilutive.

5. Commitments and Contingencies

Operating Leases

The Company leases office and laboratory space under a noncancelable operating lease that expires on March 31, 2011. The lease contains two two-year options to extend the term of the lease and contains annual scheduled rate increases tied to the Consumer Price Index for the Los Angeles/Long Beach California metropolitan area. The Company also leases space at 103 South Carroll Street, Suite 2b, Fredrick, Maryland 21701, for administrative purposes. This lease expired on August 31, 2010,  and the Company is leasing the space on a month-to-month basis.  Rent expense, included in cost of revenue, general and administrative, and research and development was $84,289 and $118,957 for the three months ended September 30, 2009 and 2010, respectively, and $330,913 and $338,057 for the nine months ended September 30, 2009 and 2010, respectively.

Future minimum lease payments by year and in the aggregate, under the Company’s noncancelable operating leases, consist of the following at September 30, 2010:

Year Ending December 31,
Remainder of 2010	$113,242
2011	113,242
Thereafter	—
Total	$226,484

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5. Commitments and Contingencies – (continued)

Guarantees

The Company enters into indemnification provisions under its agreements with other counterparties in its ordinary course of business, typically with business partners, clients and landlords. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities. These indemnification provisions generally survive termination of the underlying agreement. The Company reviews its exposure under these agreements no less than annually, or more frequently when events indicate. The Company believes the estimated fair value of these agreements is minimal as historically, no payments have been made by the Company under these indemnification obligations. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2009 and September 30, 2010.

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

In consideration for this license, the Company agreed to pay to USC royalties based on a percentage of the revenues generated by the use of RGI-1 and related technology. Royalty expense included in cost of revenue relating to this agreement amounted to $58,361 and $142,594 for the three months ended September 30, 2009 and 2010, respectively, and $135,369 and $380,263 for the nine months ended September 30, 2009 and 2010.

License Agreement with Roche Molecular Systems (“Roche”)

In July 2001, the Company entered into a diagnostic services agreement with Roche to provide the Company with access to Roche’s patented PCR technology. In November 2004, this agreement was replaced by a non-exclusive license to use Roche’s PCR, homogenous PCR, and reverse transcription PCR processes. In consideration for these rights, the Company is obligated to pay royalties to Roche, based on a percentage of net sales of products or services that make use of the PCR technology. Royalty expense included in cost of revenue relating to this agreement amounted to $(84,058) and $148,144 for the three months ended September 30, 2009 and 2010, respectively, and $116,402 and $359,507 for the nine months ended September 30, 2009 and 2010.

In November 2004, the Company entered into an agreement with Roche, pursuant to which the Company is collaborating with Roche to produce commercially viable assays used in the validation of genetic markers for pharmaceutical companies. Specifically, the Company has licensed the rights to Roche to use the pre-diagnostic assays the Company develops in the course of using its RNA-extraction technologies to provide testing services to pharmaceutical companies and to produce diagnostic kits that then can be sold commercially to those pharmaceutical companies. Roche is required to pay the Company royalties of a certain percentage of net sales of such diagnostic kits sold to pharmaceutical companies. Through September 30, 2010, Roche has not been required to pay any royalties to the Company pursuant to this agreement.

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

Taiho is obligated to purchase a minimum amount of testing services from the Company each calendar quarter. Revenue recognized under this agreement was $441,100 and $512,975 for the three months ended September 30, 2009 and 2010, respectively, and $1,244,800 and $1,334,500 for the nine months ended September 30, 2009 and 2010.

Services Agreement with SmithKline Beecham Corporation (d.b.a. GlaxoSmithKline or “GSK”)

In January 2006, the Company entered into an agreement with GSK, a leading pharmaceutical manufacturer, pursuant to which the Company provides services in connection with profiling the expression of various genes from a range of human cancers. Under the agreement, the Company will provide GSK with testing services as described in individual protocols and GSK will pay the Company for such services based on the pricing schedule established for each particular protocol. GSK is obligated to make minimum annual payments to the Company under the agreement and also was obligated to make a non-refundable upfront payment to the Company, to be credited against work undertaken pursuant to the agreement. In January 2006, the Company received an upfront payment of $2,000,000 which was initially recorded as deferred revenue. The timing of the recognition of these amounts is dependent upon when GSK submits the specimens for testing. The Company recognized $77,225 and $187,002 for the three months ended September 30, 2009, and 2010, respectively, and $92,525 and $901,387 for the nine months ended September 30, 2009 and 2010.

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

The amount of deferred revenue for this agreement at September 30, 2010 is $999,547, of which $677,078 related to the Amended and Restated Master Service Agreement signed in December 2008.

Non-Exclusive License Agreement with GSK

In March 2010, the Company entered into a   non-exclusive license agreement with GSK.  Under the agreement, the Company granted GSK a non-exclusive, sublicenseable license to its proprietary PCR analysis technology and diagnostic expertise to assess BRAF gene mutations in human tumor samples.  As part of the agreement, the Company received a non-refundable technology access fee in consideration for the transfer of the Company’s technology to GSK. The agreement also contains milestone provisions which would allow the Company to earn further payments from GSK.  The Company had not earned any milestone payments from GSK as of September 30, 2010.

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

For each calendar quarter of 2009 and the first two quarters of 2010, €200,000 of the existing credit shall apply to all services rendered to GSK Bio during such calendar quarter.  Pursuant to the Amended and Restated Agreement, GSK Bio has extended the term of the agreement for an additional one-year period through December 31, 2011.   As provided in the Amended and Restated Agreement, the remaining balance of the existing credit of approximately €1,357,800 was divided into six equal quarterly amounts and will be applied to all services rendered to GSK Bio in each of the last two quarters of 2010 and the four calendar quarters of 2011.  Beginning in the third quarter of 2010, the amount of the credit to be applied to all services rendered to GSK Bio is €226,300.   In all cases, GSK Bio shall remit payment to the Company for all services rendered to GSK Bio in any such calendar quarter that is in excess of the applicable credit amount.  In the event the amount of services rendered to GSK Bio in a calendar quarter does not exceed the applicable credit amount, the existing credit for the following calendar quarter shall be increased by such unused amount.

The Amended and Restated Agreement further provides that the Company shall provide additional services on a fee-for-service basis, upon GSK Bio’s written request, relating to the bridging of assays/diagnostic tests to third parties that develop, manufacture and sell the commercial diagnostic tests to be used with certain of GSK Bio’s products. The amount of deferred revenue for this agreement at December 31, 2009 and September 30, 2010 is $2,588,896 and $1,666,481, respectively.  The timing of the recognition of these amounts is dependent upon when GSK submits the specimens for testing. The Company recognized revenue of $781,707 and $1,617,933 relating to the GSK agreement for the three months ended September 30, 2009, and 2010, respectively, but only $333,295 was recorded against the deferred revenue balance.  The Company recognized revenue of $2,357,234 and $4,055,242 relating to the GSK agreement for the nine months ended September 30, 2009, and 2010, respectively, but only $922,415 was recorded against the deferred revenue balance.

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

This agreement has an initial term of five years, with an automatic renewal for an additional three-year term unless either party gives 90 days notice in advance of the renewal date of its intent not to renew. Pursuant to the agreement, SBC will receive a percentage of the gross margin, as defined in the agreement, collected from the Company’s clients in China as compensation for its testing services performed. There were no services performed during 2009 or the three month period ended March 31, 2010.  For the three and nine months ended September 30, 2010, testing services performed totaled to $51,773 and $63,594, respectively.

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

This Agreement has an initial term expiring on March 31, 2010, with an automatic renewal for one year at the end of the original period under the same terms and conditions. Pursuant to the agreement, Hitachi will receive a percentage of the revenue collected from the Company's clients in the Territory for its testing services performed which totaled $334,824 and $352,247 for the three months ended September 30, 2009 and 2010, respectively, and $1,025,982 and $969,375 for the nine months ended September 30, 2009 and 2010, respectively.

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7. Stock Option Plan

In March 2000, the Company adopted a Stock Option Plan (the “2000 Plan”) as approved by its board of directors. Under the 2000 Plan, the Company may grant options to acquire up to 1,600,000 shares of common stock. In connection with the adoption of the 2006 Employee, Director and Consultant Stock Plan, as further discussed below, the Company will grant no additional options under its 2000 Plan under which options to purchase 190,000 shares remained outstanding as of September 30, 2010. Although no more options may be granted under the 2000 Plan, the terms of the 2000 Plan continue to apply to all outstanding options. The Company also granted options to purchase 16,000 shares of common stock to two consultants which were granted under separate agreements outside of the 2000 Plan.

On October 26, 2006, the Board of Directors of the Company approved, and on May 1, 2007, reapproved the adoption of the 2006 Employee, Director and Consultant Stock Plan (the “2006 Stock Plan”). The stockholders approved the 2006 Stock Plan on June 1, 2007. The initial number of shares which may be issued from time to time pursuant to this Plan is 2,160,000 shares of common stock.  In addition, on the first day of each fiscal year of the Company during the period beginning in fiscal year 2008, and ending on the second day of fiscal year 2017, the number of shares that may be issued from time to time pursuant to the Plan shall be increased by 200,000 shares.  The initial number of shares available for issuance of 2,160,000 increased by 200,000 in 2008, 2009 and 2010, resulting in the total number of shares that may be issued as of January 1, 2010 to be 2,760,000.  As of September 30, 2010, there were 993,843 options available to grant under the 2006 Stock Plan.

Employee options vest according to the terms of the specific grant and expire 10 years from the date of grant. Non-employee option grants to date vest typically over a 2 to 3 year period. The Company had 1,972,157 options outstanding at a weighted average exercise price of $4.70 at September 30, 2010. There were 766,215 non-vested stock options with a weighted average grant date fair value of $1.61 outstanding at September 30, 2010.

The following table summarizes the stock option activity for the nine months ended September 30, 2010:

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2009	1,956,490	$5.12	7.52	$—
Granted (Unaudited)	381,500	$2.58
Exercised (Unaudited)	(13,624)	$1.35
Forfeited (Unaudited)	(352,209)	$4.82
Outstanding, September 30, 2010 (Unaudited)	1,972,157	$4.70	6.96	$611,171
Exercisable, September 30, 2010 (Unaudited)	1,205,942	$5.96	6.02	$216,070

There were no options exercised during the three and nine months ended September 30, 2009.  There were 13,624 options exercised during the three and nine months ended September 30, 2010.  During the three months ended September 30, 2010, there were 281,500 option shares granted with a fair value of $1.90. The Company estimated the fair value using the Black-Scholes model with a risk free interest rate of 1.9%, expected volatility of 82%, and an expected term of 5.94 years.  During the nine months ended September 30, 2010, there were 381,500 option shares granted with an average fair value of $1.82. Also during the nine months ended September 30, 2010, the Company modified an award for a terminated employee by extending the term on 40,000 shares for an additional one year period expiring in April 2011.  The fair value of the modification was $1.06 per share and it was estimated using the Black-Scholes model with a risk free interest rate of 0.46% and expected volatility of 95%.

As of September 30, 2010, there was $1,231,932 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted-average period of 2.50 years.

Information about stock-based compensation included in the results of operations for the three and nine months ended September 30, 2009 and 2010 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(Unaudited)		(Unaudited)
	2009	2010	2009	2010
Cost of revenue	$53,646	$78,916	$181,335	$138,100
Research and development	15,754	8,051	58,317	19,029
Sales and marketing	—	53,976	—	53,976
General and administrative	152,114	173,340	485,414	313,185
Totals	$221,514	$314,283	$725,066	$524,290

8 . Common Stock Warrants

The Company issues warrants to purchase common shares of the Company either as compensation for services or as additional incentive for investors who may purchase common stock. The value of warrants issued for compensation is accounted for as a non-cash expense to the Company at the fair value of the warrants issued.

In June 2007, in conjunction with the initial public offering, the Company issued 100,000 warrants to purchase 100,000 shares of its common stock at an exercise price of $7.70 to the underwriters as part of the initial public offering.

There were no warrants granted during the three and nine months ended September 30, 2009 and 2010.  As of September 30, 2010, all of the warrants were outstanding and exercisable and had a remaining contractual life of 1.75 years.

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

We file U.S. federal, U.S. state, and foreign tax returns. Our major tax jurisdictions are U.S. federal and the State of California and are subject to tax examinations for the open years from 2001 through September 2010.

10. Related Party Transactions

While employed at USC, Kathleen Danenberg, president, chief executive officer and director, developed and patented (United States Patent 6,248,535; Danenberg , et al., Method For Isolation of RNA From Formalin-Fixed Paraffin-Embedded Tissue Specimens) an extraction method that allowed reliable and consistent isolation of RNA from FFPE suitable for RT-PCR. USC retains ownership of this patent but has exclusively licensed this technology to the Company. In consideration for this license, the Company is obligated to pay royalties to USC, as a percentage of net sales of products or services using the technology, and to meet a certain minimum in royalty payments. Pursuant to USC policy, the inventors of technology owned by the University and then licensed for commercialization are paid a portion of royalties received by the University from the licensed technology. USC therefore pays a portion of royalties received from the Company to Mrs. Danenberg in recognition of her invention.  Mrs. Danenberg was paid $5,465 for the nine months ended September 30, 2009.  For the nine months ended September 30, 2010, Mrs. Danenberg was paid $32,758.  No amounts were paid during the three months ended September 30, 2010.

11. Segment Information

The Company operates in a single reporting segment, with an operating facility in the United States.

The following enterprise wide disclosure was prepared on a basis consistent with the preparation of the consolidated financial statements. The following tables contain certain financial information by geographic area:

	Three Months Ended September 30,		Nine Months Ended September 30,
Net Revenue:	2009	2010	2009	2010
	(Unaudited)		(Unaudited)
United States	$1,036,716	$3,443,741	$2,086,954	$9,524,470
Europe	781,707	1,617,933	2,357,234	4,055,242
Japan	441,100	512,,975	1,250,800	1,334,500
	$2,259,523	$5,574,649	$5,694,988	$14,914,212

Long-lived assets:	December 31, 2009	September 30, 2010 (Unaudited)
United States	$1,253,714	$1,302,462

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

The lease for the UK testing facility expired on April 1, 2009 and was extended, pursuant to its terms, for an additional month, in order to facilitate the winding down of the operations in the UK.  The reduction of workforce was substantially completed on March 31, 2009.  The operating costs related to the U.K. laboratory were $87,785 and $10,799 for the three months ended September 30, 2009 and 2010, respectively, and $734,284 and $18,190 for the nine months ended September 30, 2009 and 2010, respectively.

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

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

13. Private Placements – (continued)

Under the Registration Rights Agreements with the Purchasers, the Company is obligated to use commercially reasonable efforts to (i) cause the registration statements described above to remain continuously effective and (ii) to maintain the listing of Company’s common stock on Nasdaq or other exchanges, as defined, for a period that will terminate on the earlier of March 5, 2013 or the date on which the Purchasers have sold all shares of common stock.  The Company is also required to file with the SEC in a timely manner all reports and other documents required of the Company required of the Company under the 1934 Act.  In the event the Company fails to satisfy its obligations under the registration rights agreements, the Company would be in breach of said agreements, in which event, the Purchases would be entitled to pursue all rights and remedies at law or equity including an injunction or other equitable relief. These registration rights agreements do not provide an explicitly stated or defined penalty due upon a breach.  Because (i) the potential penalty for any breach of these Registration Rights Agreement is not explicitly stated or defined, which prohibits the Company from applying the guidance of ASC 825-20-15, Registration Payment Arrangements and (ii) complying with all filing requirements under the 1934 Act as described above is not solely within the Company’s control, the Company  is required to present the investment of approximately $3,879,403 in the Company’s common stock as common stock outside of stockholders’ equity in the accompanying consolidated balance sheet under ASC 480-10-S99-3, Classification and Measurement of Redeemable Securities .

As of December 31, 2009 and September 30, 2010, a total of $3,975,279 and $7,854,682 of common stock was classified outside of stockholders’ equity (deficit).

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

As of September 30, 2010, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis, including its cash and cash equivalents. The fair value of these assets and liabilities was determined using the following inputs in accordance with ASC 820 at September 30, 2010:

	Fair Value Measurement as of September 30, 2010
	Total	Level 1	Level 2	Level 3
Description	$	$	$	$
Money market accounts (1)	4,040,719	4,040,719	-	-

(1)	Included in cash and cash equivalents on the accompanying consolidated balance sheet.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes to the financial statements included elsewhere in this Quarterly Report on Form 10-Q as of September 30, 2010 and our audited financial statements for the year ended December 31, 2009 included in our Annual Report on Form 10-K previously filed with the SEC. This discussion contains forward-looking statements that relate to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward looking statements.

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

At present most chemotherapy regimens are administered without any pre-selection of patients on the basis of their particular genetics. However recent development of very sensitive molecular technologies has enabled researchers to identify and measure genetic and biochemical factors in patients’ tissues that may predict the probability of success or failure of many currently used anti-cancer agents. In order to increase the chances of a better chemotherapy outcome for cancer patients, we are developing genetic tests that will measure predictive factors for tumor response in tumor tissue samples. We have begun offering tests for non-small cell lung cancer (NSCLC) (ResponseDX: Lung ™ ),  colorectal cancer (CRC) (ResponseDX: Colon™) and gastric and gastroesophageal (GE) cancer  (ResponseDX: Gastric™) patients’ tumor tissue through our laboratory located in Los Angeles, California, which is certified under the Clinical Laboratory Improvement Amendments of 1988 (CLIA), and we anticipate offering additional tests for ovarian and pancreatic cancer in the future. These tests are proprietary based tests which serve to help oncologists make optional therapeutic decisions for cancer patients. The results from our tests may help oncologists choose among chemotherapy regimens to treat their cancer patients. Currently, our recently formed sales team has been expanded to 18 sales people located in the West Coast, Midwest, and East Coast areas of the United States.

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

Research and development expenses represented 17.1% and 4.8% of our total operating expenses for the three months ended September 30, 2009 and 2010, respectively, and 13.0% and 6.9% for the nine months ended September 30, 2009 and 2010, respectively. Major components of the $726,696 and $319,271 in research and development expenses for the three months ended September 30, 2009 and 2010, respectively, and $1,714,041 and $1,279,501 for the nine months ended September 30, 2009 and 2010, respectively, included supplies and reagents for our research activities, personnel costs, occupancy costs, equipment warranties and service, patent fees, insurance, business consulting and sample procurement costs.

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

License Fees

We have licensed technology for the extraction of RNA and DNA from FFPE tumor specimens from USC in exchange for royalty fees on revenue generated by use of this technology. These royalties are calculated as a fixed percentage of revenue that we generate from use of the technology licensed from USC. Total license fees expensed in cost of revenue under the royalty agreement to USC were $58,361 and $142,594 for the three months ended September 30, 2009 and 2010, respectively, and $135,369 and $380,263 for the nine months ended September 30, 2009 and 2010, respectively. We also maintain a non-exclusive license to use Roche’s polymerase chain reaction (PCR), homogenous PCR, and reverse transcription PCR processes. We pay Roche a fixed percentage royalty fee for revenue that we generate through use of this technology. Royalties expensed in cost of revenue under this agreement totaled $(84,058) and $148,144 for the three months ended September 30, 2009 and 2010, respectively, and $116,402 and $359,507 for the nine months ended September 30, 2009 and 2010, respectively.

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

Accounts Receivable

We invoice our pharmaceutical clients as specimens are processed and any other contractual obligations are met. Our contracts with pharmaceutical clients typically require payment within 45 days of the date of invoice. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our clients to make required payments. We specifically analyze accounts receivable and historical bad debts, client credit, current economic trends and changes in client payment trends when evaluating the adequacy of the allowance for doubtful accounts. Account balances are charged-off against the allowance when it is probable the receivable will not be recovered. To date, our clients have primarily been large pharmaceutical companies. As a result, bad debts to date have been minimal and there is no allowance for doubtful accounts for our pharmaceutical revenue at either December 31, 2009 or September 30, 2010.

We bill Medicare and Private  Payors for ResponseDX upon completion of the required testing services. As such, we take assignment of benefits and the risk of collection with Medicare and Private Payors. We continue to monitor the collection history for Medicare and Private Payors.  Based on the historical experience for our Medicare accounts, we have determined that billings over one year old are unlikely to be collected.  Therefore, we have recorded and allowance for doubtful accounts of $21,046 as of September 30, 2010.

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

Results of Operations

Quarters Ended September 30, 2010 and September 30, 2009

Revenues:  Revenues were $5,574,649 for the quarter ended September 30, 2010, as compared to $2,259,523 for the quarter ended September 30, 2009, an increase of $3,315,126, or 146.7%.   Revenues, excluding the net revenue impact of $254,355 resulting from the conversion to the accrual basis of revenue recognition for Private Payors, were $5,320,294 for the quarter ended September 30, 2010, as compared to $2,259,523 for the quarter ended September 30, 2009, an increase of $3,060,771, or 135.5%.  The increase was primarily due to increases in ResponseDX revenue of $2,067,974 and pharmaceutical revenues of $1,247,169.  Excluding the net revenue impact of $254,355 for the quarter ended September 30, 2010, ResponseDX revenue accounted for 51.3% of total revenue compared to 48.7% for the quarter ended September 30, 2009.  Excluding the net revenue impact of $254,355, ResponseDX revenues for the quarter ended September 30, 2010, as compared to the quarter ended September 30, 2009, increased 198.3%.  For the quarter ended September 30, 2010, our two most significant pharmaceutical customers accounted for approximately 43.6% of our revenue, as compared to approximately 57.5% of our revenue for the quarter ended September 30, 2009.

Cost of Revenues:   Cost of revenues for the quarter ended September 30, 2010 were $2,738,693 as compared to $1,161,329 for the quarter ended September 30, 2009, an increase of $1,577,364 or 135.8%.  This increase resulted primarily from increases in personnel and temporary help costs of $750,089, lab supplies and reagent costs of $282,630, equipment repair costs of $67,723, consultation costs of $62,141, royalties of $305,024 and shipping costs of $126,700.  Cost of revenues as a percentage of revenues was 49.1% for the quarter ended September 30, 2010, as compared to 51.4% for the quarter ended September 30, 2009, a decrease of 2.3%. Excluding the net revenue impact of $254,355 resulting from the conversion to accrual for Private Payors, cost of revenues as a percentage of revenue was 51.5% as compared to 51.4% for the quarter ended September 30, 2009, a decrease of 0.1%.

Research and Development Expenses:   Research and development expenses were $319,271 for the quarter ended September 30, 2010, as compared to $726,696 for the quarter ended September 30, 2009, a decrease of $407,425 or 56.1%.  This decrease resulted primarily from decreases in consulting costs of $89,879, personnel costs of $90,359, legal costs of $62,152 and reagent and lab supply costs of $99,971. Even though research and development expenses decreased during this quarter, we expect research and development expenses to increase as we continue work to develop additional aspects of our technology and to study diagnostic indicators for various forms of cancer.

General and Administrative Expenses:  General and administrative expenses were $2,010,855 for the quarter ended September 30, 2010, as compared to $1,311,684 for the quarter ended September 30, 2009, an increase of $699,171 or 53.3%.  This increase resulted primarily from increases in personnel costs of $114,357, legal costs of $400,764 and billing service costs of $77,353.

Sales and Marketing Expenses:   Sales and marketing expenses were $1,554,430 for the quarter ended September 30, 2010, as compared to $942,795 for the quarter ended September 30, 2009, an increase of $611,635 or 64.9%.  The increase primarily resulted from increased sales and marketing activities for ResponseDX, which included increases in personnel costs of $355,742, marketing and promotional costs of $178,577, and travel and meeting costs of $58,801.  We expect that sales and marketing costs will continue to increase as we expand our sales and marketing activities in order to gain clinical acceptance of our ResponseDX assays.

United Kingdom (U.K.) Expenses:  In December, 2008, we made the decision to increase the operational efficiency of the Company by consolidating our U.K. operations with our US operations.  We implemented a reduction of workforce as part of a strategic plan to increase operational efficiency in conjunction with the consolidation of our services at our Los Angeles facilities and such reduction did not affect our genetic testing services or current partnership agreements. As such, management concluded that the closure of the U.K. operations did not constitute a discontinued operation.  As a result of the reduction of workforce, management performed a recoverability test of the long-lived assets located at the United Kingdom testing facility.

On February 9, 2009, management implemented the reduction of workforce pursuant to which the Company closed its UK testing facility to consolidate services at its CLIA-certified laboratory facilities in Los Angeles.  Our lease for our UK testing facility expired on April 1, 2009. We extended the lease, pursuant to its terms, for an additional month, in order to facilitate the winding down of our operations in the UK.  The reduction of workforce was substantially completed on March 31, 2009.  The operating costs related to our UK lab were $10,799 for the quarter ended September 30, 2010 compared to $87,785 for the same comparable period in 2009.

Interest Income:   Interest income was $185 for the quarter ended September 30, 2010, compared with $256 for the same period in 2009. This $71 decrease was due to lower rates of return during the period ending September 30, 2010.

Income Taxes:   As of September 30, 2010 and 2009, a full valuation allowance has been recorded for the deferred tax assets since we do not believe the recoverability of the deferred income tax assets in the near future is more likely than not.

Nine months Ended September 30, 2010 and September 30, 2009

Revenues:  Revenues were $14,914,212 for the nine months ended September 30, 2010, as compared to $5,694,988 for the nine months ended September 30, 2009, an increase of $9,219,224, or 161.9%.   Revenues, excluding the net revenue impact of $1,754,010 resulting from the conversion to the accrual basis of revenue recognition for Private Payors, were $13,160,202 for the nine months ended September 30, 2010, as compared to $5,694,988 for the nine months ended September 30, 2009, an increase of $7,465,214, or 131.1%.  The increase was primarily due to increases in ResponseDX revenue of $6,589,830 and pharmaceutical revenues of $2,629,409.  Excluding the net revenue impact of $1,754,010 for the nine months ended September 30, 2010, ResponseDX revenue accounted for 49.1% of total revenue compared to 28.5% for the nine months ended September 30, 2010.  Excluding the net revenue impact of $1,754,010, ResponseDX revenues for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009, increased 297.8%.  For the nine months ended September 30, 2010, our two most significant pharmaceutical customers accounted for approximately 42.2% of our revenue, as compared to approximately 65.0% of our revenue for the nine months ended September 30, 2009.

Cost of Revenues:   Cost of revenues for the nine months ended September 30, 2010 were $7,392,756 as compared to $3,918,311 for the nine months ended September 30, 2009, an increase of $3,474,445 or 88.7%.  This increase resulted primarily from increases in personnel and temporary help costs of $1,728,888, lab supplies and reagent costs of $627,726, equipment repair and service costs of $159,839, consultation costs of $173,422, royalties of $467,817 and shipping costs of $286,233.  Cost of revenues as a percentage of revenues was 49.6% for the nine months ended September 30, 2010, as compared to 68.8% for the nine months ended September 30, 2009, a decrease of 19.2%.  Excluding the net revenue impact of $1,754,010 resulting from the conversion to accrual for Private Payors, cost of revenues as a percentage of revenue was 56.2% as compared to 68.8% for the nine months ended September 30, 2009, a decrease of 12.6%.  This decrease was primarily due to the increased revenue during the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009.  In addition, the revenue recorded during the nine months ended September 30, 2010 included a technology access fee recorded during the three months ended March 31, 2010, which had no costs associated with it (see note 6 in the accompanying consolidated financial statements).

Research and Development Expenses:   Research and development expenses were $1,279,501 for the nine months ended September 30, 2010, as compared to $1,714,041 for the nine months ended September 30, 2009, a decrease of $434,540 or 25.4%.  This decrease resulted primarily from decreases in consulting costs of $168,089, legal costs of $158,850, and reagent and lab supply costs of $77,745. Even though research and development expenses decreased during this nine month period, we expect research and development expenses to increase as we continue work to develop additional aspects of our technology and to study diagnostic indicators for various forms of cancer.

General and Administrative Expenses:  General and administrative expenses were $5,399,445 for nine months ended September 30, 2010, as compared to $4,501,635 for the nine months ended September 30, 2009, an increase of $897,810 or 19.9%.  This increase resulted primarily from increases in personnel costs of $445,869, legal costs of $575,719, billing service costs of $192,029 and bad debt expense of $132,186, offset by a decrease in travel costs of $164,349, stock-based compensation expense of $172,233 and accounting service costs of $136,667.

Sales and Marketing Expenses:   Sales and marketing expenses were $4,395,400 for the nine months ended September 30, 2010, as compared to $2,458,906 for the nine months ended September 30, 2009, an increase of $1,936,494 or 78.8%.  The increase primarily resulted from increased sales and marketing activities for ResponseDX, which included increases in personnel costs of $1,091,500, marketing and promotional costs of $569,956, travel and meeting costs of $141,331 and trade show costs of $94,450.  We expect that sales and marketing costs will continue to increase as we expand our sales and marketing activities in order to gain clinical acceptance of our ResponseDX assays.

United Kingdom (U.K.) Expenses:  The operating costs related to our UK lab, which were previously included in general and administrative expenses, were $18,190 for the nine months ended September 30, 2010, compared to $734,284 for the same comparable period in 2009, a decrease of $716,094.

Interest Income:   Interest income was $448 for the nine months ended September 30, 2010, compared with $22,157 for the same period in 2009. This $21,709 decrease was due to lower rates of return during the nine month period ending September 30, 2010.

Income Taxes:   As of September 30, 2010 and 2009, a full valuation allowance has been recorded for the deferred tax assets since we do not believe the recoverability of the deferred income tax assets in the near future is more likely than not.

Liquidity and Capital Resources

We incurred net losses of $1,061,916 and $3,581,501 during the quarter and nine months ended September 30, 2010, respectively. Since our inception in September 1999, we have incurred cumulative losses and as of September 30, 2010, we had an accumulated deficit of $42,728,285. We have not yet achieved profitability and anticipate that we will likely incur additional losses.  We cannot provide assurance as to when will achieve profitability. We expect that our cash and cash equivalents will be used to fund our selling and marketing activities primarily related to our ResponseDX tests, research and development, and general corporate purposes. As a result, we will need to generate significant revenues to achieve profitability.  Management expects that cash on the balance sheet will be sufficient to meet current obligations through 2010. Nevertheless, until we can generate and maintain sufficient revenues to finance our cash requirements, which we may never do, we expect to finance additional cash needs primarily through public or private equity offerings, strategic collaborations, and other financing opportunities as they may arise.  We do not know whether additional funding will be available on acceptable terms, if at all.  If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate selling and marketing activities or research and development programs.

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

Comparison of Nine Months Ended September 30, 2010 and 2009

As of September 30, 2010, we had $5,439,211 in cash and cash equivalents, working capital of $4,512,691 and an accumulated deficit of $42,728,285.

Cash flows provided by operating activities

During the nine months ended September 30, 2010, the Company used cash flows in operating activities of $5,203,648 compared to  $6,194,205 used in the nine months ended September 30, 2009.  The reasons for the decrease in cash used in operating activities of $990,557 was due mainly to the decrease in net loss and deferred revenue, offset by the increase in accounts receivable.

The increase in accounts receivable of $2,898,412 related mainly to the increased revenue and accounts receivable from the conversion to accrual for Private Payors.

The decrease in deferred revenue related to a decrease in advance billings to our customers, along with recognition of deferred revenue totaling $1,323,802.

Cash flows used in investing activities

Net cash used in investing activities was $308,904 for the nine months ended September 30, 2010 and $144,968 for the nine months ended September 30, 2009.  This increase was attributable to the additional need for property and equipment purchases in our laboratory and facility.

Cash flows used in financing activities

Cash flows from financing activities for the nine months ended September 30, 2010 provided net cash of $3,897,795 relating to the sale of common stock and the exercise of stock options.  Cash flows from financing activities for the nine months ended September 30, 2009 provided net cash of $6,061,901 relating to the sale of common stock and a capital contribution.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 requires new disclosures and clarifies existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. ASU 2010-06 amends Codification Subtopic 820-10 to now require that (1) a reporting entity must disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; (2) in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements and (3) a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company does not believe the adoption of this guidance will have a material effect on our results of operations or financial position.

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

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 4. (Removed and Reserved)

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

RESPONSE GENETICS, INC.

DATE: November 9, 2010	By:	/s/ Kathleen Danenberg
Kathleen Danenberg
President and Chief Executive Officer (Principal Executive Officer)

DATE: November 9, 2010	By:	/s/ David O’Toole
David O’Toole
Chief Financial Officer (Principal Financial Officer)