Form 10-K
period 2010-12-31
RESPONSE GENETICS INC
filed 2011-03-30
CIK 1124608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐ No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant was $31,897,342.50 as of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter. Such aggregate market value was computed by reference to the closing price of the common stock of $2.50 per share as reported on the Nasdaq Capital Market on June 30, 2010.

The number of shares of the registrant’s common stock outstanding as of March 28, 2011 was 18,361,720.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain portions of the Registrant’s definitive Proxy Statement for the 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

Part I
Item 1.  Business
Overview

Response Genetics, Inc. was formed as a Delaware corporation in September 1999. We are a life sciences company engaged in the research and development of innovative clinical diagnostic tests for cancer based on our proprietary technologies. Our mission is to provide personalized genetic information that will help guide physicians and patients in choosing the treatment from which a given patient is most likely to benefit. We currently generate revenues primarily from sales of our ResponseDX diagnostic tests, which we launched in 2008 and by providing pharmacogenomic testing services to pharmaceutical companies.

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

We developed ResponseDX in part by using our technology to extract genetic information from FFPE tumor specimens. Our technology provides gene expression information for each patient’s tumor tissue specimen. Our mission is to help doctors and patients choose the most effective cancer treatment options- the first time- based on genetic information from the patient’s tumor biopsy.

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

RGI-1

Kathleen Danenberg, our President, Chief Executive Officer and director, co-developed and patented (U.S. Patent No. 6,248,535; Danenberg , et al., Method For Isolation of RNA From Formalin-Fixed Paraffin-Embedded Tissue Specimens), an extraction method (RGI-1) that allows reliable and consistent isolation of RNA and DNA from FFPE suitable for use in RT-PCR analysis, while she was employed at USC. Using RGI-1, successful RT-PCR quantitation of gene expressions is possible from as little as a single 10-micron section of a paraffin block with over 90% reliability and excellent reproducibility. We validated our methodology, which particularly addressed issues of recovery of RNA, accuracy, and precision. RGI-1 allows for rapid extraction of RNA with little or no DNA contamination, which makes it suitable for large-scale analysis. We have used RGI-1 successfully to quantify gene expressions in over 45,000 FFPE specimens received by us from various pharmaceutical companies since 2001 as well as in our own research projects. We and others have published over fifty papers and articles based on data generated using RGI-1. The data below demonstrates that gene expressions obtained by us from FFPE specimens using RGI-1 closely match those isolated from fresh-frozen tissue.

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

ResponseDX: Lung™, ResponseDX: Colon™, and ResponseDX: Gastric™

ResponseDX: Lung™ comprises seven tests: ERCC1 expression, RRM1 expression, TS expression, KRAS mutational analysis, EGFR expression, EML4-ALK mutational analysis and EGFR mutational analysis. ResponseDX: Colon™ comprises six tests: ERCC1 expression, KRAS mutational analysis, TS expression, EGFR expression, and BRAF mutational analysis. ResponseDX: Gastric comprises three tests: The Response DX test measures the RNA expression of ERCC1, TS, EGFR, RRM1 and the presence of EML4-ALK translocations by RT-PCR from a patient's tumor tissue. PCR analysis of DNA from the patient's sample is used to determine BRAF, EGFR and KRAS mutational status.

Furthermore, we have found that KRAS, BRAF and EGFR mutations can be analyzed in various other tumor types. Therefore, we are also offering these tests in other tumor types. For example, there are a number of pharmaceutical agents in clinical trials targeting BRAF in melanoma. Physicians are ordering our tests to determine whether patients may benefit from a clinical trial of a new agent.

We have developed assays for single genes comprising the ResponseDX panels for use in our CLIA lab. Assay development of these tests was done through rigorous validation procedures which determine the accuracy (sensitivity and specificity) of each test. We believe our tests are among the most reliable that are currently available on the market. Our experience in this area allows us to continue to develop additional tests for these and other ResponseDX panels. In the near term we are developing additional tests for sensitivity to targeted therapy in colon and other cancers. Similarly, in bladder cancer, we are developing a test including ERCC1 and other genes associated with sensitivity to platinum, vinblastin and epirubicin containing regimens.

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

Increasing uptake of our RepsonseDX® diagnostic tests though continued prospective clinical trials with co-operative oncology groups and key opinion leaders from the oncology community: towards acceptance in clinical practice guidelines

• ERCC1, a platin sensitivity gene, is contained in all three of our ResponseDX® panels: Colon, Gastric and Lung. Upon completion of a retrospective trial with the Southwest Oncology Group (SWOG) showing a statistically association of ERCC1 gene expression with clinical benefit from platin chemotherapy in gastric (GE Junction) tumors, a clinical trial testing the results by patient selection for platin or non-platin therapy with ERCC1 was proposed and approved by SWOG. Similarly, a trial selecting patients for platinum adjuvant therapy in non-small cell lung cancer was approved by the Eastern Co-Operative Oncology Group (ECOG). Finally, a colon cancer trial and an additional lung cancer trial using markers contained in our ResponseDX® panels are in the planning stages by key-oncology opinion leaders. We believe that positive outcomes from these trials may result in increased uptake of our testing for ERCC1 and other tests in our panels. The results of clinical trials are reviewed periodically for inclusion in the clinical practice guidelines (NCCN and ASCO) and it is these publications that physicians often use for treatment decisions for their patients.

Developing diagnostic tests for assessing the risk of cancer recurrence, prediction of chemotherapy response and tumor classification in cancer patients based on our technologies.

• Develop a lung cancer recurrence test. To date, all studies involving microarray analysis could only be done using frozen tissues. Since frozen tissues from clinical trials are available on a very limited basis or often not available at all, this has severely limited the development of diagnostic tests. In contrast, for the reasons discussed above, nearly all patients diagnosed with cancer have a diagnostic tissue specimen stored in a paraffinized state. Therefore, there are a vast number of patient specimens available for the development of a diagnostic test using our technology.

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

•Develop a colon cancer risk of metastasis test. We have analyzed a series of primary tumors in colon cancer and determined a preliminary gene set predictive of whether the patient tumor has spread beyond the colon into other sites (metastasized). If a colon cancer tumor has spread or invaded other organs or lymph nodes, the treatment may include earlier, more aggressive chemotherapy and not surgery at the time of diagnosis. It is not always possible for the physician to determine whether a cancer has spread before surgery has taken place. Therefore, we are developing a diagnostic test using microarray technology to predict whether the patient’s tumor is contained in the colon before surgery. We are in the research phase of development of this test. We have analyzed sixty patient specimens with metastatic and non-metastatic colon cancer and have developed a preliminary gene set predictive of metastatic cancer. We will validate this gene set in a larger group of specimens and proceed with development of the test in the same manner as the lung test.

•Develop an esophageal cancer risk of recurrence test. We have analyzed a series of esophageal tumors from patients with long and short survival after esophageal surgery. A preliminary gene set predictive of “high risk” patients was determined using the first 46 patients analyzed. An additional set of specimens will be used to validate this predictive gene set and development of the diagnostic test will be similar to the lung test.

• Develop an ovarian cancer chemotherapy response test. We intend to develop a test to determine responsiveness to chemotherapy treatment for ovarian cancer. We have analyzed a series of ovarian tumors and plan to further analyze additional specimens to develop a gene set and development of the diagnostic test will be similar to the lung test.

• Develop a bladder cancer chemotherapy response test. We intend to develop a test to determine responsiveness to adjuvant chemotherapy treatment for advanced bladder cancer. We have analyzed a series of bladder tumors from patients enrolled for adjuvant therapy in the AUO-AB 05/95 phase III trial. In May 2009, at the ASCO meeting, the results of this study, which investigated the relationship between multidrug-resistance 1 (MDR1) gene expression and ERCC1 gene expression to outcome was announced. This study provided the foundation for development of a diagnostic test for improving chemotherapy of bladder cancer. We plan to further analyze additional specimens to develop a gene set and development of the diagnostic test will be similar to the lung test

• Develop a cancers of unknown primary test. About 5% of patients suffer from cancer without knowing where the tumor originated. For example, the cancer may have invaded both the colon and the lungs. Treatments for lung cancer are quite different from treatments for colon cancer. Therefore, we are planning to develop a diagnostic test using microarray methods for determination of the origin of the cancer. We have collected patient specimens from a series of cancers that have been diagnosed as tumors of unknown origin. These include gallbladder, pancreas, gastric, kidney, breast, prostate cancer and others. We intend to analyze these specimens using microarray methodology and develop a gene set that will identify the origin of the tumor. We are in the early stages of planning our research analysis of these specimens. Development of a diagnostic test will be similar to the lung cancer test.

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

• China. We offer our services in China through a collaboration arrangement with an established biotech company, Shanghai Biochip Company, Ltd. (“SBC”). This collaboration is necessary, since the Chinese government does not allow shipment of patient specimens outside of China for processing elsewhere. We believe that placement of a laboratory in China is important because several of our pharmaceutical clients have stated that they have clinical trial specimens stored in China that they have not been able to analyze. Additionally, prospective clinical trials are planned in China as part of an effort to get drugs approved in China. In the collaboration we provide the technology and training, and SBC provides the space, equipment and the staff.

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

• Europe. We offered our pharmacogenomic testing at a site in Edinburgh, Scotland, which was associated with the University of Edinburgh and Edinburgh Royal Infirmary. We established a subsidiary, Response Genetics, Ltd. in November 2006 through which we managed the work at this site. As of March 2009, the laboratory in Edinburgh was consolidated with the laboratory in Los Angeles due to the ability to ship patient specimens to Los Angeles and to analyze these samples within five days of surgery, thus no longer necessitating a laboratory on site in Europe. We offer our services in Europe with the actual analysis being occurring in Los Angeles.

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

License Agreement with the University of Southern California

In April 2000, as amended in June 2002 and April 2005, we entered into a license agreement with USC, pursuant to which USC granted us a worldwide, exclusive license with the right to sublicense, the patents for RGI-1 and related technology, for use in human and veterinary diagnostic laboratory services, the sale of clinical diagnostic products, and the sale of research products to the research community. We are obligated under the agreement to use best efforts to work toward the commercialization of the licensed technology. In consideration for this license, we are obligated to pay royalties to USC, as a percentage of net sales of products or services using the technology, and to meet a certain minimum in royalty payments. Royalty expense for the years ended December 31, 2009 and 2010 was $227,958 and $439,540, respectively. USC retains the right under the agreement to use the technology for research and educational purposes.

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

License Agreement with Roche Molecular Systems, Inc.

In November 2004, we entered into a license agreement with Roche, pursuant to which we are collaborating with Roche to produce commercially viable assays related to the validation of genetic markers for pharmaceutical companies. Specifically, we have licensed the rights to Roche to use the pre-diagnostic assays we develop in the course of using our RNA-extraction technologies to provide testing services to pharmaceutical companies, to produce diagnostic kits that then can be sold commercially to those pharmaceutical companies. Roche is required to pay us royalties of a certain percentage of net sales of the diagnostic kits sold to pharmaceutical companies. For the years ended December 31, 2009 and 2010, there were no royalties received by us for this arrangement.

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

In consideration for this license, we are obligated to pay royalties to Roche, as a certain percentage of revenues we receive from performing services using the licensed technology. Royalty expense for the years ended December 31, 2009 and 2010 was $198,279 and $426,366, respectively.

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

In consideration for the testing services provided, Taiho made a fixed amount advanced payment to us and is obligated to pay regular testing fees, covering the specific services performed on a monthly basis which was initially recorded as deferred revenue and has subsequently been fully recognized. Taiho is obligated to purchase a minimum amount of testing services from us during each calendar quarter through 2010. Revenue recognized under this agreement for the years ended December 31, 2009 and 2010 was $1,782,950, and $1,864,175, respectively. We obtained a non-exclusive sublicense from the University of Southern California for Taiho for distribution of the testing services in Japan. We retain all intellectual property rights to our proprietary testing services and materials, other than specimens provided by Taiho, and all related patent applications provided that, however, Taiho retains all intellectual property rights to the results of the testing services performed under the agreement.

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

Services Agreement with SmithKline Beecham Corporation (d.b.a. GlaxoSmithKline) (“GSK”) and Amended and Restated Service Agreement with GSK

In January 2006, the Company entered into a Master Services agreement with GSK, a leading pharmaceutical manufacturer, pursuant to which the Company provides services in connection with profiling the expression of various genes from a range of human cancers. Under the agreement, the Company will provide GSK with testing services as described in individual protocols and GSK will pay the Company for such services based on the pricing schedule established for each particular protocol. GSK is obligated to make minimum annual payments to the Company under the agreement and also was obligated to make a non-refundable upfront payment to the Company, to be credited against work undertaken pursuant to the agreement. In January 2006, the Company received an upfront payment of $2,000,000, which was initially recorded as deferred revenue. The timing of the recognition of these amounts is dependent upon when GSK submits the specimens for testing. There was no remaining deferred revenue balance associated with this agreement at December 31, 2010. In the course of performing our year-end financial close procedures for the three months ended December 31, 2010, management identified a prior period error relating to the recognition of revenue pertaining to this agreement. The error created an understatement of net revenues in the amount $322,469, which should have been recognized in 2008. As described in Note 15 of the consolidated financial statements, this revenue was not considered material to any prior period and has been recognized in the three months ended December 31, 2010. See Note 15 for further details.

In December 2008, the Company amended and restated its master service agreement with GSK. Pursuant to the amendment, the term of the GSK Agreement has been extended for a two-year period, with the option for the parties to extend the GSK Agreement for additional one-year periods, upon their mutual written agreement. In addition, we will become a preferred provider to GSK and its affiliates of genetic testing services on a fee-for-service basis and, in anticipation of the services to be provided, GSK agreed to make a non-refundable upfront payment of approximately $1,300,000, which was received on January 5, 2009. The balance of deferred revenue for this agreement at December 31, 2010 is $30,582. After the remaining balance of deferred revenue is used, GSK will make payments based on the amount of work performed each month in 2011.

In March 2010, the Company entered into a non-exclusive license agreement with GSK. Under the agreement, the Company granted GSK a non-exclusive, sublicenseable license to its proprietary PCR analysis technology and diagnostic expertise to assess BRAF gene mutations in human tumor samples. As part of the agreement, the Company received a non-refundable technology access fee in consideration for the transfer of the Company’s technology to GSK. The agreement also contains milestone provisions which would allow the Company to earn further payments from GSK. The Company had not earned any milestone payments from GSK as of December 31, 2010.

The Company recognized revenue of $190,935 and $1,636,518 relating to all of the GSK agreements for the years ended December 31, 2009 and 2010, respectively.

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

In December 2007, the Company amended its agreement with GSK Bio, whereby GSK Bio would make the remaining minimum payments under the agreement in one lump sum. This payment of approximately $2,722,000 was received in January 2008.

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

The Amended and Restated Agreement further provides that the Company shall provide additional services on a fee-for-service basis, upon GSK Bio’s written request, relating to the bridging of assays/diagnostic tests to third parties that develop, manufacture and sell the commercial diagnostic tests to be used with certain of GSK Bio’s products. The amount of deferred revenue for this agreement at December 31, 2009 and December 31, 2010 is $2,588,896 and $1,333,186, respectively. The timing of the recognition of these amounts is dependent upon when GSK submits the specimens for testing. The Company recognized revenue of $3,420,748 and $5,805,951 relating to the GSK Bio agreement for the years ended December 31, 2009, and 2010, respectively, which includes for 2010 $1,255,710 of previously recorded deferred revenue.

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

Our agreement with SBC has an initial term of five years, with an automatic renewal for an additional three-year term unless either party gives 90 days notice in advance of the renewal date of its intent not to renew. We may terminate the agreement on the occurrence of: (i) errors in SBC’s processing of samples that exceeds levels in our other facilities; (ii) the inability to achieve laboratory qualifications within 12 months; (iii) the failure to adequately address quality concerns raised by two or more customers; and (iv) refusal by SBC to agree on a reasonable request for a SOW. Either party may terminate this agreement for uncured material breach, insolvency or bankruptcy, or substantial use of the name of the other party without consent. For the year ended December 31, 2009, no testing services were performed. For the year ended December 31, 2010, testing services totaled $169,400.

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

This Agreement has an initial term expiring on March 31, 2010, with an automatic renewal for one year at the end of the original period under the same terms and conditions. Pursuant to the agreement, Hitachi will receive a percentage of the revenue, as provided in the agreement, collected from the Company's clients in the Territory, for its testing services performed which totaled $1,369,794 and $1,395,688 for the years ended December 31, 2009 and 2010, respectively.

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

We have and will continue to pursue the registration of our trademarks in the United States and internationally. Response Genetics, Danenberg Tumor Profile, Man in Circle Design, DTP, Kras is Only Half the Equation, and The Right Therapy for each Patient the First Time are registered trademarks in the United States. We have pursued additional marks by filing trademark applications in the United States and abroad. We currently hold the domain names www.responsegenetics.com and www.responsedx.com.

We intend to broaden the scope of our intellectual property and consider our technologies and proprietary know-how to be critical to our future success.

Regulations

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

HIPAA Compliance and Privacy Protection

The Health Insurance Portability and Accountability Act of 1996 (HIPAA) established comprehensive federal protection for the privacy and security of health information. The HIPAA standards apply to three types of organizations, or “Covered Entities:” health plans, health care clearing houses, and health care providers who conduct certain health care transactions electronically (“Standard Transactions”). Covered Entities must have in place administrative, physical and technical safeguards to protect against the misuse of individually identifiable health information. Additionally, some state laws impose privacy protections more stringent than HIPAA’s and some states impose privacy obligations specifically applicable to clinical laboratories.  Additionally, many states have implemented data breach laws requiring additional security measures for certain types of personal information and also public notification of the theft, breach or other loss of personal information. There are also international privacy laws, such as the European Data Directive and various national laws implementing the Data Directive, that impose restrictions on the access, use, and disclosure of health information and other types of identifiable personal information. All of these laws may impact our business. As of December 31, 2008, we became a Covered Entity subject to HIPAA privacy and security standards because our testing services became reimbursable by insurance payors and we began conducting Standard Transactions. We formed an active program designed to address HIPAA regulatory compliance.  This program will likely require periodic updating to comply with amendments to HIPAA. Regardless of our own Covered Entity status, HIPAA presently applies to many of the facilities and physicians with whom we do business and controls the ways in which we may obtain tissue specimens and associated clinical information from those facilities and physicians. We believe we have taken the steps required for us to comply with applicable health information privacy and confidentiality statutes and regulations under both federal and applicable state jurisdictions. However, we may not be able to maintain compliance in all jurisdictions where we do business. Our failure to comply with these privacy laws or significant changes in the laws restricting our ability to obtain tissue specimens and associated patient information could significantly impact our business and our future business plans.

Food and Drug Administration

The U.S. Food and Drug Administration, or the FDA, regulates the sale or distribution in interstate commerce, of medical devices, including in vitro diagnostic test kits. The information that must be submitted to the FDA in order to obtain clearance or approval to market a new medical device varies depending on how the medical device is classified by the FDA. Medical devices are classified into one of three classes on the basis of the controls deemed by the FDA to be necessary to reasonably ensure their safety and effectiveness. Class I devices are subject to general controls, including labeling, listing, registration, and reporting.  It may also include pre-market notification and adherence to the FDA’s quality system regulation, which are device-specific good manufacturing practices. Class II devices are subject to general controls and special controls, such as  performance standards and post-market surveillance. Class III devices are subject to most of the previously identified requirements as well as to pre-market approval. Most in vitro diagnostic kits are regulated as Class I or Class II devices. Entities that fail to comply with FDA requirements can be liable for criminal or civil penalties, recalls, seizures, orders to cease manufacturing and restrictions on labeling and promotion.

The FDA presently requires clearance or approval of diagnostic test kits that are sold to labs, hospitals and doctors, considering them to be medical devices. However, diagnostic tests that are developed and performed by a CLIA-certified reference laboratory, known as “home-brew,” “in-house” or “laboratory-developed” tests, have been generally not regulated by FDA to date. The FDA has stated that it has the power to regulate laboratory-developed tests such as the ones that we hope to develop. Nevertheless, it has exercised enforcement discretion and not regulated most laboratory-developed tests performed by high complexity CLIA certified laboratories.

The FDA has stated that it intends to regulate some laboratory-developed tests as devices.  The FDA has said it will develop guidelines describing which tests would need to comply with device requirements.  The degree to which in-house tests are regulated by the FDA has also been the focus of recent Congressional attention, and Congress is considering the introduction of legislation that would  subject at least some such tests  to premarket review or approval by the FDA.

The diagnostic and chemotherapy response tests being developed by Response Genetics include the use of gene sets involving multiple genes and algorithms to determine whether a patient falls into a high or low risk for recurrence of response to a particular chemotherapy. Response Genetics plans to continue to develop and offer these tests as “in house” tests unless it becomes clearer that these tests are subject to regulation by the FDA. We will continue to monitor both the FDA and Congress and we intend to comply with any new requirements that may apply.

Good Laboratory Practice (GLP)

We are subject to various regulatory requirements designed to ensure the quality and integrity of our non-clinical testing processes. Our standard operating procedures are written in accordance with applicable regulations and guidelines for operating in the United States. The industry standards for conducting preclinical laboratory testing are embodied in Good Laboratory Practice regulations, or GLP, regulations promulgated by the FDA. In the United States, non-clinical studies intended for FDA submission must be conducted in accordance with GLP; foreign governments may require our North American clients to comply with certain regulatory requirements of other countries (in order to gain approval within these countries), such as regulations promulgated by the Japanese Ministry of Health, Labor and Welfare and Ministry of Agriculture, Forestry and Fisheries, and in Europe, the Organization for Economic Co-operation and Development. GLP regulations specify requirements for facilities, equipment, and professional staff and standardized procedures for conducting studies, including procedures for recording and reporting data and for managing study materials and records. We have established a required quality assurance program that monitors ongoing compliance with GLP regulations by auditing test data and reporting and conducting inspections of testing procedures.

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

In 2009, we derived approximately 19% of our net sales of ResponseDX testing services directly from the Medicare program and 21% in 2010. Therefore, compliance with complex Medicare reimbursement rules is important to our operations. Once Medicare has determined that it will cover a particular test, or that a test will be provided as a benefit, payment is generally made under the Clinical Laboratory Fee Schedule with amounts assigned to specific procedure billing codes. Each Medicare carrier jurisdiction has a fee schedule that establishes the price for each specific laboratory billing code. This fee schedule is updated annually. As a Medicare-participating laboratory based in California, we bill the Medicare program's California contractors and will have to comply with this contractor's coverage and payment policies. In recent years, both government and private sector payers have made efforts to contain or reduce health care costs, including reimbursement for clinical laboratory services.

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

Competition

We provide services in a segment of the healthcare industry that is highly fragmented and extremely competitive. Any failure to respond to technological advances and emerging industry standards could impair our ability to attract and retain clients. This industry is characterized by rapid technological change. Our actual and potential competitors in the United States and abroad may include major pharmaceutical, biotechnology, genomic and diagnostic companies such as Genomic Health, Inc., Clarient, Inc.(recently acquired by GE), and Genzyme Corp (recently acquired by Lab Corp of America)., large clinical and pathology laboratories, universities and other research institutions. Many of our potential competitors have considerably greater financial, technical, marketing, research and other resources than we do, which may allow these competitors to discover important information and technology before we do. It is anticipated that competition will continue to increase due to such factors as the perceived potential for commercial applications of biotechnology and the continued availability of investment capital and government funding for cancer-related research. Our competitors may succeed in developing diagnostic products that circumvent our technologies or product candidates. Also, our competitors may succeed in developing technologies or products that are more effective than those that will be developed by us or that would render our technology or product candidates less competitive or obsolete.

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

Employees

As of December 31, 2010, we had 95 full-time and part-time employees. We employ 87 full-time and 8 part-time employees. Our employees are not represented by any collective bargaining organizations and we consider our relations with our employees to be good.

Reports to Security Holders

We are a Delaware corporation with our principal executive offices located at 1640 Marengo Street, 6 th Floor, Los Angeles, CA 90033. Our telephone number is (323) 224-3900 and our web site address is www.responsegenetics.com . We make available free of charge through the Investor Relations section of our web site our quarterly reports on Form 10-Q, our Annual Report on Form 10-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically file with or furnished to the Securities and Exchange Commission.

Item 1B. Unresolved Staff Comments.

None.

Item 2.  Properties.

Our corporate headquarters are located at 1640 Marengo St., Los Angeles, California, 90033. We sub-lease a total of 15,103 square feet of space, adjacent to the University of Southern California, where research and development and administrative functions are performed. Our current lease expires on March 31, 2011. Subsequent to December 31, 2010, we extended the lease for an additional one year period with virtually the same terms as the initial lease. We believe that our facility is sufficient for our U.S. operations through this additional term. We also sub-lease 180 square feet of space at 103 South Carroll Street, Suite 2b, Frederick, Maryland 21701, where administrative functions are performed. Our current lease expired on August 31, 2010 and our lease is currently on a month-to-month basis.  Subsequent to December 31, 2010, we increased the square feet of this lease to approximately 500 square feet and extended this lease through December 31, 2011.

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

Item 4. Reserved

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

	2010
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Stock price - High	$1.81	$2.84	$3.07	$2.50
Stock price - Low	$1.15	$1.86	$2.27	$2.08

	2009
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Stock price - High	$1.55	$1.37	$2.18	$1.95
Stock price - Low	$0.85	$1.02	$1.20	$1.10

Stockholders

As of March 28, 2011, there were approximately 36 stockholders of record of the 18,361,720 outstanding shares of Common Stock.

Dividends

The Company has not paid dividends to its stockholders since its inception and does not plan to pay cash dividends in the foreseeable future. The Company currently intends to retain earnings, if any, to finance the growth of the Company.

Recent sales of Unregistered Securities

On February 27, 2009, we entered into a Purchase Agreement with certain affiliates of Special Situations Funds for the private placement of 2,000,000 newly-issued shares of the Company's common stock at a per share price of $1.00. The closing of the sale of the shares occurred on Monday, March 2, 2009 and we received the funds on the same date.  The shares were sold in reliance upon exemptions from registration under Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

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

On July 22, 2009, we entered into a Purchase Agreement with certain funds of Lansdowne Partners Limited for the private placement of 3,057,907 newly-issued shares of the Company's common stock at a per share price of $1.30. The closing of the sale of the shares occurred on July 23, 2009. The aggregate offering price of the shares was approximately $4 million.  In connection with the acquisition of the shares, the Purchasers were granted certain preemptive rights permitting them to maintain their percentage ownership interests in connection with future issuances of the Company’s capital stock, subject to various exceptions and limitations. We received the funds on July 23, 2009.  The shares were sold in reliance upon exemptions from registration under Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

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

On March 5, 2010, we entered into a Purchase Agreement with certain affiliates of and funds managed by Lansdowne Partners Limited Partnership, Greenway Capital Partners and Paragon Associates for the private placement of 3,005,349 newly-issued shares of our common stock at a per share price of $1.31.  The closing of the sale of the shares occurred on Friday, March 5, 2010.  In connection with the acquisition of the shares, the Purchasers were granted certain preemptive rights permitting them to maintain their percentage ownership interests in connection with future issuances of our capital stock, subject to various exceptions and limitations.  Lansdowne participated in the Private Placement by electing to exercise the preemptive rights granted to it pursuant to the Purchase Agreement by and between the Company and Lansdowne, dated July 22, 2009.  The shares were sold in reliance upon exemptions from registration under Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

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

Item 6. Selected Financial Data.

The following selected consolidated statement of operations data for the years ended December 31, 2009 and 2010 and the balance sheet data at December 31, 2009 and 2010 have been derived from our audited consolidated financial statements, which are included elsewhere in this report.  Historical results are not necessarily indicated of the results of operations for future periods.  The following data is qualified in its entirety and should be read in conjunction with the rest of the information contained in this section and our consolidated financial statements and related notes included elsewhere in this report.

Consolidated Statement of Operations Data:

	Year ended	Year ended
	December 31, 2009	December 31, 2010
		(1)
Revenue	$9,066,683	$21,277,415
Operating expenses:
Cost of revenue	$5,864,787	$10,460,994
Selling and marketing	$3,542,082	$5,988,746
General and administrative	$6,020,614	$8,072,667
U.K. expenses	$752,901	$24,455
Research and development	$2,293,303	$1,611,582
Operating loss	$(9,407,004)	$(4,881,029)
Net loss	$(9,341,055)	$(4,670,379)
Net Loss as adjusted for the revenue impact of $1,902,667 resulting from the conversion to accrual for Private Payors (refer to Note 2)	$(9,341,055)	$(6,573,046)

Net loss per common share:
Basic and diluted	$(0.70)	$(0.26)

Basic and diluted loss per share as adjusted for the revenue impact of $1,902,667 (refer to Note 2)	$(0.70)	$(0.37)
Weighted average common shares outstanding:
Basic and diluted	13,276,095	17,791,584,

(1) Effective April 1, 2010, the Company recognizes all product revenue from its ResponseDX tests on an accrual basis. Through March 31, 2010, the Company recognized revenue from private Payors on a cash basis as the Company had not, until then, established a collection history.  As of April 1, 2010, a pattern of collections was established and the Company began to record revenues from Private Payors of ResponseDX on an accrual basis. As a result of the conversion from the cash basis to the accrual basis of recording revenue for ResponseDX tests paid by Private Payors, the Company recognized a total of $1,902,667 more in revenue during the year ended December 31, 2010,  than it would have recognized had the Company continued to recognize such amounts on the cash basis during this same period.

Consolidated Balance Sheet data:

	December 31, 2009	December 31, 2010
Consolidated Balance Sheet Data:
Cash and cash equivalents	$7,058,365	$4,120,074
Total assets	$10,792,974	$10,601,570
Common stock classified outside of stockholders’ equity (deficit)	$3,975,279	$7,854,682
Total stockholders’ equity (deficit)	$649,220	$(3,275,396)

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

The following discussion of our financial condition and results of operation should be read in conjunction with our audited consolidated financial statements and related notes to the consolidated financial statements included elsewhere in this annual report on Form 10-K for the year ended December 31, 2010. This discussion contains forward-looking statements that relate to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward looking statements.

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

At present most chemotherapy regimens are administered without any pre-selection of patients on the basis of their particular genetics. However recent development of very sensitive molecular technologies has enabled researchers to identify and measure genetic and biochemical factors in patients’ tissues that may predict the probability of success or failure of many currently used anti-cancer agents. In order to increase the chances of a better chemotherapy outcome for cancer patients, we are developing genetic tests that will measure predictive factors for tumor response in tumor tissue samples. We have begun offering tests for non-small cell lung cancer (NSCLC) (ResponseDX: Lung ™), colorectal cancer (CRC) (ResponseDX: Colon™) and gastric and gastroesophageal (GE) cancer  (ResponseDX: Gastric™) patients’ tumor tissue through our laboratory located in Los Angeles, California, which is certified under the Clinical Laboratory Improvement Amendments of 1988 (CLIA), and we anticipate offering additional tests for ovarian and pancreatic cancer in the future. These tests are proprietary based tests which serve to help oncologists make optional therapeutic decisions for cancer patients. The results from our tests may help oncologists choose among chemotherapy regimens to treat their cancer patients. As of December 31, 2010, our recently formed sales team had been expanded to 19 sales people located in the West Coast, Midwest, and East Coast areas of the United States.

Diagnostic Tests for Other Cancers

In addition to ResponseDX:Lung, ResponseDX:Colon, and ResponseDX: Gastric, we are developing and intend to commercialize tests for other types of cancer that identify genetic profiles of tumors that are more aggressive and recur rapidly after surgery. We also are identifying genetic profiles of tumors that are more or less responsive to a particular chemotherapy. Following the development of tests to predict the risk of recurrence after surgery, we intend to develop tests to determine the most active chemotherapy regimen for the individual patient at risk. Once developed and after obtaining any necessary regulatory approvals, we intend to leverage our relationships in the healthcare industry to market, sell or license these tests as a means for physicians to determine the courses of cancer treatment.

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

Research and development expenses represented 12.4% and 6.2% of our total operating expenses for the years ended December 31, 2009 and 2010, respectively. Major components of the $2,293,303 and $1,611,582 in research and development expenses for the years ended December 31, 2009 and 2010, respectively, included supplies and reagents for our research activities, personnel costs, occupancy costs, equipment warranties and service, patent fees, insurance, business consulting and sample procurement costs.

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

Revenues are recorded on an accrual basis as the contractual obligations are completed and as a set of assays is processed through the Company’s laboratory under a specified contractual protocol and are recorded on the date the tests are resulted. Certain contracts have minimum assay requirements that, if not met, result in payments that are due upon the completion of the designated period. In these cases, revenues are recognized when the end of the specified contract period is reached, if the minimum assay requirements are not met.

On occasion, the Company may enter into a contract that requires the client to provide an advance payment for specimens that will be processed at a later date. In these cases, the Company records this advance as deferred revenue and recognizes the revenue as the specimens are processed or at the end of the contract period, as appropriate.

ResponseDX Revenue

Effective April 1, 2010, the Company recognizes all product revenue from its ResponseDX tests on an accrual basis. Through March 31, 2010, the Company recognized revenue from Private Payors on a cash basis as the Company had not, until then, established a collection history.  As of April 1, 2010, a pattern of collections had been established and the Company began to record revenues from Private Payors of ResponseDX on an accrual basis.

For accounting purposes, the change from the cash basis to the accrual basis of recording revenue for ResponseDX tests paid by Private Payors, is considered a change in accounting estimate leading to a change in accounting principle.  The change in accounting estimate was derived from the establishment of a reasonable basis to estimate the amount to be collected from certain Private Payors.  This change in estimate resulted in the change in accounting principle from the cash basis to the accrual basis of revenue recognition for ResponseDX tests paid by Private Payors.  Accordingly, the Company has recorded in the second quarter a one-time adjustment to increase revenue by $1,507,187, which represents the amount of ResponseDX tests completed in prior periods for which cash payment under the former revenue recognition method had not been received as of April 1, 2010.  Since all sales of Response DX tests are on the accrual basis from April 1, 2010, the Company does not expect any future one-time adjustments to revenue.  The revenue recorded from ResponseDX sales to Private Payors for the period from April 1, 2010 to December 31, 2010 was $4,388,270.  As a result of the conversion from the cash basis to the accrual basis of recording revenue for ResponseDX tests paid by Private Payors, the Company recognized a total of $1,902,667 more in revenue during the year ended December 31, 2010, respectively, than it would have recognized had the Company continued to recognize such amounts on the cash basis during this same period.

The Company has its Medicare provider number which allows it to invoice and collect from Medicare. Invoicing to Medicare is primarily based on amounts allowed by Medicare for the service provided as defined by Common Procedural Terminology (CPT) codes.  ResponseDX revenues related to Medicare billings are recorded at established billing rates net of an estimated billing adjustment, based on reporting models utilizing historical cash collection percentages and updated for current effective reimbursement factors.  Response DX revenue related to Private Payors are recorded at established billing rates less an allowance to reflect the revenue at the amounts expected based on historical collections patterns.

License Fees

We have licensed technology for the extraction of RNA and DNA from FFPE tumor specimens from USC in exchange for royalty fees on revenue generated by use of this technology. These royalties are calculated as a fixed percentage of revenue that we generate from use of the technology licensed from USC. Total license fees expensed in cost of revenue under the royalty agreement to USC were $227,956 and $439,540 for the years ended December 31, 2009 and 2010, respectively. We also maintain a non-exclusive license to use Roche’s polymerase chain reaction (PCR), homogenous PCR, and reverse transcription PCR processes. We pay Roche a fixed percentage royalty fee for revenue that we generate through use of this technology. Royalties expensed in cost of revenue under this agreement totaled $198,279 and $426,366 for the years ended December 31, 2009 and 2010, respectively.

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

Accounts Receivable

We invoice our pharmaceutical clients as specimens are processed and any other contractual obligations are met. Our contracts with pharmaceutical clients typically require payment within 45 days of the date of invoice. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our clients to make required payments. We specifically analyze accounts receivable and historical bad debts, client credit, current economic trends and changes in client payment trends when evaluating the adequacy of the allowance for doubtful accounts. Account balances are charged-off against the allowance when it is probable the receivable will not be recovered. To date, our clients have primarily been large pharmaceutical companies. As a result, bad debts to date have been minimal and there is no allowance for doubtful accounts for our pharmaceutical revenue at December 31, 2009 and 2010.

We bill Medicare and Private Payors for ResponseDX upon completion of the required testing services. As such, we take assignment of benefits and the risk of collection with Medicare and Private Payors. We continue to monitor the collection history for Medicare and Private Payors.  Based on the historical experience for our Medicare and Private Payor accounts, we have determined that related accounts receivable associated with billings over one year old are unlikely to be collected.  Therefore, we have recorded an allowance for doubtful accounts of $113,838 as of December 31, 2010.  There was no allowance for doubtful accounts recorded as of December 31, 2009.

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

Results of Operations

Years Ended December 31, 2010 and December 31, 2009

Revenue.  Revenues were $21,277,415 for the year ended December 31, 2010, as compared to $9,066,683 for the year ended December 31, 2009, an increase of $12,210,732, or 134.7%.   Revenues, excluding the net revenue impact of $1,902,667 resulting from the conversion to the accrual basis of revenue recognition for Private Payors, were $19,374,748 for the year ended December 31, 2010, as compared to $9,066,683 for the year ended December 31, 2009, an increase of $10,308,065, or 113.7%.  The increase, excluding the net revenue impact of $1,902,667 for the year ended December 31, 2010, was due to increases in ResponseDX revenue of $6,125,680 and pharmaceutical revenues of $4,182,385 (including the $322,469 out of period adjustment-see Note 15).  Excluding the net revenue impact of $1,902,667 for the year ended December 31, 2010, ResponseDX revenue accounted for 44.2% of total revenue compared to 36.2% for the year ended December 31, 2009.  Excluding the net revenue impact of $1,902,667, ResponseDX revenues for the year ended December 31, 2010, as compared to the year ended December 31, 2009, increased 186.8%.  This increase was primarily due to an increase of our sales force and adding additional genes to our tests. We expect that revenues will continue to increase as we add additional sales managers in 2011. For the year ended December 31, 2010, our two most significant pharmaceutical customers accounted for approximately 43.7% of our revenue, as compared to approximately 59.5% of our revenue for the year ended December 31, 2009.

Cost of Revenue.  Cost of revenues for the year ended December 31, 2010 were $10,460,994 as compared to $5,864,787 for the year ended December 31, 2009, an increase of $4,596,207 or 78.4%.   To support the increase in revenue, the Company hired additional lab personnel and temporary help, incurred additional costs for lab supplies, reagents and shipping costs. Specifically, the increase in Cost of revenue resulted primarily from increases in personnel and temporary help costs of $2,151,034, lab supplies and reagent costs of $957,594, equipment service and repair costs of $126,121, consulting costs of $253,904, royalties of $439,670, third party (Hitachi Chemical and Shanghai Bio) processing costs of $175,102 and shipping costs of $265,856.  Cost of revenues as a percentage of revenues was 49.2% for the year ended December 31, 2010, as compared to 64.7% for the year ended December 31, 2009, a decrease of 15.5%. Excluding the net revenue impact of $1,902,667 resulting from the conversion to accrual for Private Payors, cost of revenues as a percentage of revenue was 54.0% for the year ended December 31, 2010 as compared to 64.7% for the year ended December 31, 2009, a decrease of 10.7%.

Research and Development Expenses.  Research and development expenses were $1,611,582 for the year ended December 31, 2010, as compared to $2,293,303 for the same period in 2009, a decrease of $681,721 or 29.7%. This decrease resulted primarily from decreases in laboratory supplies, reagents and microarray costs of $135,825, personnel related costs of $235,182 and consulting costs of $252,550. We expect research and development expenses to increase as we work to develop additional aspects of our technology and to study diagnostic indicators for various forms of cancer.

General and Administrative Expenses.  General and administrative expenses totaled $8,072,667 for the year ended December 31, 2010, as compared to $6,020,614 for the year ended December 31, 2009, an increase of $2,052,053 or 34.1%. This increase resulted primarily from increases in personnel costs of $653,493, legal costs primarily associated with the proxy activities of $576,128, business consulting costs of $175,221, billing service costs of $274,855, an impairment to property and equipment of $371,872 and bad debt expenses of $224,978, offset by a decrease in accounting service costs of $237,268.

Sales and Marketing Expenses.   For year ended December 31, 2010, our sales and marketing expenses totaled $5,988,746 compared to $3,542,082 for the year ended December 31, 2009, an increase of $2,446,664 or 69.1%.  The increase primarily resulted from increased sales and marketing activities for ResponseDX, which included increases in personnel costs of $1,485,971, marketing and promotional costs of $697,033, and travel and meeting costs of $310,798.  We expect that sales and marketing costs will continue to increase as we expand our sales and marketing activities in order to gain clinical acceptance of our ResponseDX assays.

United Kingdom (U.K) Operating Expenses. In December, 2008, we made the decision to increase the operational efficiency of the Company by consolidating our U.K. operations with our US operations.  On February 9, 2009, management implemented a reduction of workforce pursuant to which the Company closed its UK testing facility to consolidate services at its CLIA-certified laboratory facilities in Los Angeles. This reduction did not affect our genetic testing services or current partnership agreements.  The reduction of workforce was substantially completed on March 31, 2009 and the lease for our UK testing facility expired on April 30, 2009. The operating costs related to our U.K. laboratory were $752,901 for the year ended December 31, 2009, which included redundancy costs of $295,799 incurred in connection with the reduction of workforce.  UK operating expenses were $24,455 for the year ended December 31, 2010.

Other Income.  In 2010, we applied and received a one time federal grant relating to qualified research and development activities.  The gross amount of the proceeds received was $244,479.  This amount, net of $22,677 of related direct costs, is shown as other income on the accompanying 2010 consolidated statement of operations.

Interest Income.  Interest income was $682 for the year ended December 31, 2010, compared with $22,265 for the same period in 2009. This $21,583 decrease was due to lower average cash balances and lower rates of interest during the year ending December 31, 2010.

Income Taxes. As of December 31, 2009 and 2010, a full valuation allowance has been recorded for the net deferred tax assets since we do not believe the recoverability of the net deferred income tax assets in the near future is more likely than not.

Liquidity and Capital Resources

We incurred net losses of $4,670,379 and $9,341,055 during the years ended December 31, 2010 and 2009, respectively. Since our inception in September 1999, we have incurred cumulative losses and as of December 31, 2010, we had an accumulated deficit of $43,817,163. We have not yet achieved profitability and anticipate that we will likely incur additional losses for the next year. We cannot provide assurance as to when we will achieve profitability. We expect that our cash and cash equivalents will be used to fund our selling and marketing activities primarily related to our ResponseDX tests, research and development, and general corporate purposes. As a result, we will need to generate significant revenues to achieve profitability.  Management plans to effectively manage cash flows in 2011 and expects that cash and cash equivalents will be sufficient to meet the Company’s working capital requirements through the next 12 months. Nevertheless, until we can generate and maintain sufficient revenues to finance our cash requirements, which we may never do, we expect to finance additional cash needs primarily through public or private equity offerings, strategic collaborations, and other financing opportunities as they may arise.  We do not know whether additional funding will be available on acceptable terms, if at all.  If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate selling and marketing activities or research and development programs.

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

For each calendar quarter of 2009 and the first two quarters of 2010, €200,000 of the existing credit shall apply to all services rendered to GSK Bio during such calendar quarter.  Pursuant to the Amended and Restated Agreement, in July of 2010 GSK Bio extended the term of the agreement for an additional one-year period through December 31, 2011.  As the agreement was extended,  the then remaining balance of the existing credit shall be divided into six equal quarterly amounts and apply to all services rendered to GSK Bio in each of the last two quarters of 2010 and the four calendar quarters of 2011.  In all cases, GSK Bio shall remit payment to the Company for all services rendered to GSK Bio in any such calendar quarter that is in excess of the applicable credit amount.  In the event the amount of services rendered to GSK Bio in a calendar quarter does not exceed the applicable credit amount, the existing credit for the following calendar quarter shall be increased by such unused amount. The aggregate credit is included as part of deferred revenue. The Amended and Restated Agreement further provides that the Company shall provide additional services on a fee-for-service basis, upon GSK Bio’s written request, relating to the bridging of assays/diagnostic tests to third parties that develop, manufacture and sell the commercial diagnostic tests to be used with certain of GSK Bio’s products.

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

Comparison of years ended December 31, 2010 and 2009

As of December 31, 2010, we had $4,120,074 in cash and cash equivalents, working capital of $3,873,539 and an accumulated deficit of $43,817,163.

Cash flows provided by operating activities

During the year ended December 31, 2010, the Company used cash flows in operating activities of $6,491,670 compared to $8,414,406 used in the year ended December 31, 2009.  The reasons for the decrease in cash used in operating activities of $1,922,736 was due mainly to the decrease in net loss and increases in accounts payable, accrued expenses, accrued royalties and accrued payroll and related liabilities, offset by the increase in accounts receivable and prepaid expenses and other current assets, and the decrease in deferred revenue.

The increase in accounts receivable related mainly to the increased revenue and accounts receivable from the conversion to accrual for Private Payors.  The increase in accounts payable and accrued expenses primarily resulted from increased sales and marketing and business development activities related to the growth of ResponseDX.  The increase in accrued royalties primarily related to the increased ResponseDX revenues subject to license fees in 2010.  The increase in accrued payroll and related liabilities is primarily due to the increased number of employees at December 31, 2010 and accrued bonuses at December 31, 2010.  The decrease in deferred revenue related to the revenue recognition of deferred revenue totaling $2,392,227, which includes an out of period adjustment of $322,469 (see Note 15).

Cash flows used in investing activities

Net cash used in investing activities was $391,518 and $175,686 for the years ended December 31, 2010 and 2009, respectively. This increase was attributable to the need for property and equipment for our laboratory and new personnel.

Cash flows used in financing activities

Cash flows from financing activities for the years ended December 31, 2010 and 2009 provided net cash of $3,953,483 and $6,061,901, respectively, primarily relating to the sale of common stock.

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

In April 2010, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2010-17, “Revenue Recognition — Milestone Method (Topic 605): Milestone Method of Revenue Recognition”. This ASU provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. The updated guidance is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Entities may elect to adopt the amendments in the ASU retrospectively for all prior periods. The Company does not expect the adoption of these provisions to have a material effect on its consolidated financial statements.

Item 8.  Financial Statements and Supplementary Data.

Our consolidated financial statements and related notes are included in this annual report beginning on page 37.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its assessment, management believes that, as of December 31, 2010, our internal control over financial reporting was effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.  Other Information.

None.

Part III

Certain information required by Part III is omitted from this Annual Report on Form 10-K since we intend to file our definitive proxy statement for our 2011 annual meeting of stockholders, pursuant to Regulation 14A of the Securities Exchange Act, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information to be included in the proxy statement (the “Proxy Statement”) is incorporated herein by reference.

Item 10.  Directors, Executive Officers, Promoters, Control Persons and Corporate Governance.

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

Item 11.  Executive Compensation.

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

Equity Compensation Plan Information

The table below sets forth certain information as of December 31, 2010 about the Company’s Common Stock that may be issued upon the exercise of options and rights under all of our existing equity compensation plans (shares in thousands):

Securities Authorized For Issuance Under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,095,280	$4.35	970,720
Equity compensation plans not approved by security holders	—	—	—
Total	2,095,280	$4.35	970,720

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

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

Item 14.  Principal Accountant Fees and Services.

Information required by this item will be set forth in our Proxy Statement.  Such information is incorporated herein by reference.

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Response Genetics, Inc.
Los Angeles, California

We have audited the accompanying consolidated balance sheet of Response Genetics, Inc. and subsidiary as of December 31, 2010 and 2009 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit) and comprehensive loss, and cash flows for each of the two years in the period  ended December 31, 2010. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Response Genetics, Inc. and subsidiary at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

BDO USA, LLP
Los Angeles, California
March 30, 2011

RESPONSE GENETICS, INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2009	2010

ASSETS
Current assets
Cash and cash equivalents	$7,058,365	$4,120,074
Accounts receivable, net of allowance for doubtful accounts of zero and $113,838 at December 31,2009 and 2010, respectively	1,982,951	4,733,698
Prepaid expenses and other current assets	418,289	941,981
Total current assets	9,459,605	9,795,753
Property and equipment, net	1,253,714	805,817
Other assets	79,655	—
Total assets	$10,792,974	$10,601,570

LIABILITIES, COMMON STOCK CLASSIFIED OUTSIDE OF STOCKHOLDERS’ EQUITY (DEFICIT) AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$729,100	$1,247,151
Accrued expenses	503,612	1,075,636
Accrued royalties	455,995	809,694
Accrued payroll and related liabilities	468,774	1,271,037
Deferred revenue	2,596,066	1,518,696
Total current liabilities	4,753,547	5,922,214
Deferred revenue, net of current portion	1,414,928	100,070
Total liabilities	6,168,475	6,022,284

Commitments and contingencies (Note 5)

Common stock classified outside of stockholders’ equity (deficit) (Note 13)	3,975,279	7,854,682

Stockholders’ equity (deficit)
Common stock, $0.01 par value; 50,000,000 shares authorized; 15,297,183 and 18,357,406 shares issued and outstanding at December 31, 2009 and 2010, respectively	122,393	122,942
Additional paid-in capital	39,858,986	40,612,785
Accumulated deficit	(39,146,784)	(43,817,163)
Accumulated other comprehensive loss	(185,375)	(193,960)
Total stockholders’ equity (deficit)	649,220	(3,275,396)
Total liabilities, common stock classified outside of stockholders’ equity (deficit) and stockholders’ equity (deficit)	$10,792,974	$10,601,570

The accompanying notes are an integral part of these consolidated financial statements.

RESPONSE GENETICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31,
	2009	2010
Net revenue	$9,066,683	$21,277,415
Operating expenses:
Cost of revenue	5,864,787	10,460,994
Selling and marketing	3,542,082	5,988,746
General and administrative	6,020,614	8,072,667
U.K. expenses	752,901	24,455
Research and development	2,293,303	1,611,582
Total operating expenses	18,473,687	26,158,444
Operating loss	(9,407,004)	(4,881,029)
Other income (expense):
Interest expense	(10,822)	(10,578)
Interest income	22,265	682
Other	49,718	221,802
Loss before income tax provision (benefit)	(9,345,843)	(4,669,123)
Income tax provision (benefit)	(4,788)	1,256
Net loss	$(9,341,055)	$(4,670,379)

Unrealized gain (loss) on foreign currency translation	46,350	(8,585)
Total comprehensive loss	$(9,294,705)	$(4,678,964)

Net loss per share — basic and diluted	$(0.70)	$(0.26)

Weighted-average common shares — basic and diluted	13,276,095	17,791,584

The accompanying notes are an integral part of these consolidated financial statements.

RESPONSE GENETICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2010
Cash flows from operating activities:
Net loss	$(9,341,055)	$(4,670,379)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	385,429	465,689
Bad debt expense	—	224,978
Share-based compensation	986,432	680,268
Loss (gain) on sale of property and equipment	(48,615)	1,854
Impairment of property and equipment	—	371,872
Changes in operating assets and liabilities:
Accounts receivable	136,553	(2,975,725)
Prepaid expenses and other assets	(21,647)	(444,037)
Accounts payable	182,125	518,051
Accrued expenses	(12,048)	572,024
Accrued royalties	(70,717)	353,699
Accrued payroll and related liabilities	314,589	802,263
Deferred revenue	(925,452)	(2,392,228)
Net cash used in operating activities	(8,414,406)	(6,491,671)
Cash flows from investing activities:
Purchase of property and equipment	(224,301)	(391,518)
Proceeds from sale of property and equipment	48,615	—
Net cash used in investing activities	(175,686)	(391,518)
Cash flows from financing activities:
Proceeds from issuance of common stock	5,975,279	3,879,403
Exercise of stock options	—	74,080
Capital contribution	86,622	—
Net cash provided by financing activities	6,061,901	3,953,483
Effect of foreign exchange rates on cash and cash equivalents	41,556	(8,585)
Net decrease in cash and cash equivalents	(2,486,635)	(2,938,291)
Cash and cash equivalents:
Beginning of the year	9,545,000	7,058,365
End of the year	$7,058,365	$4,120,074
Cash paid during the period for:
Income taxes	$—	$1,256
Interest	$10,822	$10,578

The accompanying notes are an integral part of these consolidated financial statements.

RESPONSE GENETICS, INC.

Consolidated Statement of Stockholders’ Equity (Deficit) and Comprehensive Loss

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
Balances at December 31, 2008	10,239,276	$102,393	$36,805,932	$(29,805,729)	$(231,725)	$6,870,871
Issuance of common stock	5,057,907	20,000	1,980,000	—	—	2,000,000
Capital contribution	—	—	86,622	—	—	86,622
Share-based compensation expense	—	—	986,432	—	—	986,432
Unrealized gain on foreign currency translation	—	—	—	—	46,350	46,350
Net loss	—	—	—	(9,341,055)	—	(9,341,055)
Total comprehensive loss	—	—	—	—	—	(9,294,705)
Balances at December 31, 2009	15,297,183	$122,393	$39,858,986	$(39,146,784)	$(185,375)	$649,220
Issuance of common stock	3,005,349	—	—	—	—	—
Exercise of stock options	54,874	549	73,531	—	—	74,080
Share-based compensation expense	—	—	680,268	—	—	680,268
Unrealized gain on foreign currency translation	—	—	—	—	(8,585)	(8,585)
Net loss	—	—	—	(4,670,379)	—	(4,670,379)
Total comprehensive loss	—	—	—	—	—	(4,678,964)
Balances at December 31, 2010	18,357,406	$122,942	$40,612,785	$(43,817,163)	$(193,960)	$(3,275,396)

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

The Company is a life science company engaged in the research, development, marketing and sale of pharmacogenomic tests for use in the treatment of cancer. Pharmacogenomics is the science of how an individual’s genetic makeup relates to drug response. Tests based on pharmacogenomics facilitate the prediction of a response to drug therapy or survival following surgery based on an individual’s genetic makeup. In order to generate pharmacogenomic information from patient specimens for these tests, the Company developed and patented enabling methods for maximizing the extraction and analysis of nucleic acids and, therefore, accessing the genetic information available from each patient sample. The Company’s platforms include analysis of single biomarkers using the polymerase chain reaction method as well as global gene interrogation using microarray methods from paraffin or frozen tissue specimens. The Company primarily derives its revenue from the sale of its ResponseDX™  diagnostic testing products and by providing pharmacogenomic testing services to pharmaceutical companies in the United States, Asia and Europe.

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

Since its inception, the Company has devoted substantial effort in developing its product and has incurred losses and negative cash flows from operations, and at December 31, 2010 has an accumulated deficit of $43,817,163. The Company is forecasting continued losses and negative cash flows as it funds its selling and marketing activities and research and development programs.

Based on the Company’s current operating plan which includes various assumptions concerning the level and timing of cash receipts from product sales and cash outlays for operating expenses and capital expenditures, management believes that existing cash and cash equivalents will be sufficient to meet the Company’s working capital requirements through the next twelve months.  The Company’s ability to successfully carry out its business plan is primarily dependent upon its ability to (1) obtain sufficient additional capital at acceptable costs, (2) attract and retain knowledgeable workers, and (3) generate significant revenues. The Company plans to seek additional financing and/or strategic investments; however, there can be no assurance that any additional financing or strategic investments will be available on acceptable terms, if at all.

However, if events or circumstances occur such that the Company does not meet its operating plan as expected, in addition to seeking the additional capital as described above, the Company will most likely be required to reduce certain discretionary spending, which could have a material adverse effect on the Company’s ability to achieve its intended business objectives.  No adjustments have been made to the accompanying financial statements to reflect any of the matters discussed above.  The consolidated financial statements have been prepared on the basis that the Company will continue as a going concern.

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

Accounts Receivable

Clinical Accounts Receivable

The Company invoices its clients as specimens are processed and any other contractual obligations are met. The Company’s contracts with clients typically require payment within 45 days of the date of invoice. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its clients to make required payments. The Company specifically analyzes accounts receivable and historical bad debts, client credit, current economic trends and changes in client payment trends when evaluating the adequacy of the allowance for doubtful accounts. Account balances are charged-off against the allowance when it is probable the receivable will not be recovered. To date, the Company’s clients have primarily been large pharmaceutical companies. As a result, bad debts to date have been minimal. Pharmaceutical company accounts receivable as of December 31, 2009 and 2010 were $1,089,012 and $1,694,130, respectively.  There were no allowances for doubtful accounts recorded against these pharmaceutical accounts receivable at December 31, 2009 and 2010.

RESPONSE GENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies - (continued)

Accounts Receivable – (continued)

ResponseDX Accounts Receivable

Response DX accounts receivable are recorded from three primary payors: Medicare, third party and private payors (Private Payors) and NeoGenomics Laboratories, a clinical reference laboratory authorized to offer our tests, based upon their respective applicable billing rates.  ResponseDX accounts receivable related to Medicare are recorded at established billing rates less an estimated billing adjustment, based on reporting models utilizing historical cash collection percentages and updated for current effective reimbursement factors. Beginning with the second quarter of 2010, as discussed in our Revenue Recognition accounting policy, ResponseDX accounts receivable related to Private Payors are recorded at established billing rates less an estimated billing adjustment reflecting historical collections patterns.  Prior to the quarter ended June 30, 2010, the Company did not record accounts receivable related to Private Payors as the related revenue was recorded on a cash basis.  NeoGenomics Laboratories’ billings are based on their established contractual billing rates.  Management performs ongoing valuations of accounts receivable balances based on management’s evaluation of historical collection experience and industry trends.  Based on the historical experience for our Medicare and Private Payor accounts, management has determined that related accounts receivable associated with billings over one year are unlikely to be collected.  Applying this policy, the Company has recorded an allowance for doubtful accounts of $113,838 at December 31, 2010.  There was no bad debt expense recorded during the year ended December 31, 2009.  During the year ended December 31, 2010, the Company recorded bad debt expense of $224,978.

ResponseDX accounts receivable as of December 31, 2009 and 2010, consisted of the following:

	December 31, 2009	December 31, 2010
Net Medicare receivable	$772,899	$1,092,386
Net Private Payor receivable for ResponseDX revenues from April 1, 2010 to December 31, 2010	—	1,726,154
Net Private Payor receivable for ResponseDX revenues through March 31, 2010	—	334,866
NeoGenomics Laboratories accounts receivable	109,768	—
Other	11,272	—
	893,939	3,153,406
Allowance for doubtful accounts	—	(113,838)
Net ResponseDX accounts receivable	$893,939	$3,039,568

The receivable for Medicare is net of contractual allowances.  The receivables for Private Payors are net of an allowance to reflect the estimated collection percentage established from historical collection data.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line and double declining balance methods over the estimated useful lives of the assets. The Company has determined the estimated useful lives of its property and equipment, as follows:

Laboratory equipment	5 to 7 years
Furniture and Equipment	5 to 7 years
Leasehold Improvements	Shorter of the useful life or the lease term

Maintenance and repairs are charged to expense as incurred. The cost and accumulated depreciation of assets sold or otherwise disposed of are removed from the related accounts and the resulting gain or loss is reflected in the statements of operations. The Company has capitalized costs related to the development of database software development (see Note 3), which has not yet been placed into service and accordingly has not been depreciated. During the year ended December 31, 2010, the Company recorded an impairment loss of $371,872 relating to the abandonment of a portion of these software development costs. The Company intends to put the remaining software developed into service and amortize those costs beginning in 2011 in accordance with ASC 350-40, Internal-Use Software, (formerly SOP 98-1).

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

ResponseDX Revenue

Effective April 1, 2010, the Company recognizes all product revenue from its ResponseDX tests on an accrual basis. Through March 31, 2010, the Company recognized revenue from Private Payors on a cash basis as the Company had not, until then, established a collection history.  As of April 1, 2010, a pattern of collections had beenestablished and the Company began to record revenues from Private Payors of ResponseDX on an accrual basis.

For accounting purposes, the change from the cash basis to the accrual basis of recording revenue for ResponseDX tests paid by Private Payors, is considered a change in accounting estimate leading to a change in accounting principle.  The change in accounting estimate was derived from the establishment of a reasonable basis to estimate the amount to be collected from certain Private Payors.  This change in estimate resulted in the change in accounting principle from the cash basis to the accrual basis of revenue recognition for ResponseDX tests paid by Private Payors.  Accordingly, the Company has recorded in the second quarter a one-time adjustment to increase revenue by $1,507,187, which represents the amount of ResponseDX tests completed in prior periods for which cash payment under the former revenue recognition method had not been received as of April 1, 2010.  Since all sales of Response DX tests are on the accrual basis from April 1, 2010, the Company does not expect any future one-time adjustments to revenue.  The revenue recorded from ResponseDX sales to Private Payors for the period from April 1, 2010 to December 31, 2010 was $4,388,270.  As a result of the conversion from the cash basis to the accrual basis of recording revenue for ResponseDX tests paid by Private Payors, the Company recognized a total of $1,902,667 more in revenue during the year ended December 31, 2010, respectively, than it would have recognized had the Company continued to recognize such amounts on the cash basis during this same period.

ResponseDX Revenue is recognized in accordance with ASC 605, Revenue Recognition, which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred and title and the risks and rewards of ownership have been transferred to the client or services have been rendered; (3) the price is fixed or determinable; and (4) collectability is reasonably assured.  ResponseDX revenue is recorded on an accrual basis in the month that the test results are completed.

The Company received its Medicare provider number which allows it to invoice and collect from Medicare. Invoicing to Medicare is primarily based on amounts allowed by Medicare for the service provided as defined by Common Procedural Terminology (CPT) codes.  ResponseDX revenues related to Medicare billings are recorded at established billing rates net of an estimated billing adjustment, based on reporting models utilizing historical cash collection percentages and updated for current effective reimbursement factors.  Response DX revenue related to Private Payors are recorded at established billing rates less an allowance to reflect the revenue at the amounts expected based on historical collections patterns.  ResponseDX revenues related to NeoGenomics Laboratories billings are based on their established billing rates.

RESPONSE GENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies - (continued)

Revenue Recognition - (continued)

The following details ResponseDX revenue for the years ended December 31, 2009 and 2010:

	Year Ended December 31,
	2009	2010

Net Medicare revenue	$1,760,709	$4,483,316

Private Payor revenue through March 31, 2010	—	1,507,187

Private Payor revenue subsequent to March 31, 2010	—	4,388,270

Revenue recorded on the cash basis prior to April 1, 2010	1,181,663	717,284

NeoGenomics Laboratories revenue	336,456	185,064

Other	—	26,054

Net ResponseDX revenue	$3,278,828	$11,307,175

The following table provides details of ResponseDX revenue for the years ended December 31, 2009 and 2010 based upon the former cash basis revenue recognition policy relating to Private Payors.  This table is presented to provide the amount of revenue recognized if the change to the accrual basis of revenue recognition for Private Payors had not occurred effective April 1, 2010:

	Year Ended December 31,
	2009	2010
		(Proforma)
Net Medicare revenue	$1,760,709	$4,483,316

Neogenomics Laboratories revenue	336,456	185,064

Revenue recognized on the cash basis	1,181,663	4,710,074

Other	—	26,054

Net ResponseDX revenue	$3,278,828	$9,404,508

RESPONSE GENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies - (continued)

Revenue Recognition - (continued)

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

Cost of Revenue

Cost of revenue represents the cost of materials, direct labor, costs associated with processing tissue specimens including pathological review, staining, microdissection, paraffin extraction, reverse transcription polymerase chain reaction, or (“RT-PCR”) and quality control analyses, license fees and delivery charges necessary to render an individualized test result. Costs associated with performing tests are recorded as the tests are processed.  Costs of revenue associated with the Private Payor revenue recognized as of April 1, 2010, were  expensed in the period incurred.

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

ASC 740, Income Taxes, clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. As of December 31, 2009 and 2010, the Company does not have a liability for unrecognized tax benefits. The Company recognizes interest and penalties associated with tax matters as part of the income tax provision and includes accrued interest and penalties with the related tax liability in the balance sheet.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Stock Compensation (formerly SFAS 123(R), Share-Based Payment). Stock-based compensation expense for all stock-based compensation awards granted is based on the grant-date fair value estimated in accordance with the provisions of ASC 718.  The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of three to four years

The Company accounts for equity instruments issued to non-employees in accordance with ASC 505, Equity, (formerly EITF 96-18 – Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services). Under ASC 505, stock option awards issued to non-employees are measured at fair value using the Black-Scholes option-pricing model and recognized pursuant to a performance model.

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

Long-lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates potential impairment by comparing the carrying amount of the asset with the estimated undiscounted future cash flows associated with the use of the asset and its eventual disposition. Should the review indicate that the asset is not recoverable, the Company’s carrying value of the asset would be reduced to its estimated fair value, which is measured by future discounted cash flows.  During the year ended December 31, 2010, the Company recorded an impairment loss of $371,872 relating to the abandonment of certain property and equipment (see Note 3).

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

Comprehensive Loss

Comprehensive loss encompasses the change in equity from transactions and other events and circumstances from non-owner sources and the Company’s net loss. The components of comprehensive loss and accumulated other comprehensive loss comprise net loss and foreign currency translation adjustments for the years ended December 31, 2009 and 2010.

Fair Value of Financial Instruments

Cash and cash equivalents are stated at cost, which approximates fair market value.  Cash equivalents consist of money market accounts, with fair values estimated based on quoted market prices. For additional information see Note 14.

Sales and marketing costs

The Company markets its services through its advertising activities in trade publications and on line. Advertising costs are included in selling and marketing expenses on the statements of operations and are expensed as incurred.  Advertising costs for the years ended December 31, 2009 and 2010 were $393,049 and $657,697, respectively.

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

RESPONSE GENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies - (continued)

Concentration of Credit Risk Clients and Limited Suppliers

        Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances. All of our non-interest bearing cash balances were fully insured at December 31, 2010 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and our non-interest bearing cash balances may again exceed federally insured limits. Interest-bearing amounts on deposit in excess of federally insured limits at December 31, 2010 approximated $1.2 million.  In addition, the Company has invested its excess cash in money market instruments which are not insured under the Federal Deposit Insurance Corporation but are insured under the Securities Industry Protection Corporation.  At December 31, 2010, the Company had $2,225,833 of cash in money market instruments and has not incurred any losses on these cash balances.  At December 31, 2010, $185,730 of cash was held outside of the United States and is uninsured.

Revenue sources that account for greater than 10 percent of revenue are provided below.

	Year Ended December 31,
	2009		2010
	Revenue	Percent of Total Revenue	Revenue		Percent of Total Revenue
Taiho Pharmaceutical	$1,782,950	20%	$	*	*
GlaxoSmithKline and GlaxoSmithKline Biologicals	$3,611,683	40%		$7,442,469	35%
Medicare	$1,760,710	19%		$4,483,316	21%
*Less than 10%

Clients that account for greater than 10 percent of accounts receivable are provided below.

	As of December 31,
	2009		2010
	Receivable Balance	Percent of Total Receivables	Receivable Balance		Percent of Total Receivables
Taiho Pharmaceutical	$263,725	13%	$	*	*
GlaxoSmithKline and GlaxoSmithKline Biologicals	$771,618	39%		$1,305,829	28%
Medicare	$772,899	39%		$1,092,386	23%
 *Less than 10%

Many of the supplies and reagents used in the Company’s testing process are procured from a limited number of suppliers. Any supply interruption or an increase in demand beyond the suppliers’ capabilities could have an adverse impact on the Company’s business. Management believes it can identify alternative sources, if necessary, but it is possible such sources may not be identified in sufficient time to avoid an adverse impact on its business. Refer also to Note 6 for further discussion regarding these supply agreements. The Company purchases certain laboratory supplies and reagents primarily from two or three suppliers. Purchases from the top two of those companies accounted for approximately 80% and 61% of the Company’s reagent purchases for years ended December 31, 2009 and 2010.

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

In April 2010, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2010-17, “Revenue Recognition — Milestone Method (Topic 605): Milestone Method of Revenue Recognition”. This ASU provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. The updated guidance is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Entities may elect to adopt the amendments in the ASU retrospectively for all prior periods. The Company does not expect the adoption of these provisions to have a material effect on its consolidated financial statements.

RESPONSE GENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Property and Equipment

Property and equipment consists of the following:

	December 31,
	2009	2010

Laboratory equipment	$2,321,628	$2,389,339
Furniture and equipment	549,271	735,731
Leasehold improvements	188,509	194,899
Software development	371,872	107,062
Total	3,431,280	3,427,031
Less: Accumulated depreciation and amortization	(2,177,566)	(2,621,214)
Total property and equipment, net	$1,253,714	$805,817

Depreciation expense, included in cost of revenue, general and administrative expenses, and research and development expenses for the years ended December 31, 2009 and 2010 was $385,429 and $465,689, respectively.  During the year ended December 31, 2010, the Company recorded an impairment loss of $371,872 relating to the abandonment of capitalized software development costs.

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

The following table sets forth the computation for basic and diluted loss per share:

	Year Ended December 31,
	2009	2010
Numerator:
Net loss	$(9,341,055)	$(4,670,379)
Numerator for basic and diluted earnings per share	$(9,341,055)	$(4,670,379)
Net Loss as adjusted for the revenue impact of $1,902,667 resulting from the conversion to accrual for Private Payors (refer to Note 2)	$(9,341,055)	$(6,573,046)
Denominator:
Denominator for basic and diluted earnings per share — weighted-average shares	13,276,095	17,791,584
Basic and diluted loss per share	$(0.70)	$(0.26)
Basic and diluted loss per share as adjusted for the revenue impact of $1,902,667 (refer to Note 2)	$(0.70)	$(0.37)

Outstanding stock options and warrants to purchase 2,056,490 shares and 2,095,280 shares for the years ended December 31, 2009, and 2010, respectively, of which 100,000 warrants are included in these amounts for 2009 and 2010, were excluded from the calculation of diluted loss per share as their effect would have been anti-dilutive.

RESPONSE GENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Commitments and Contingencies

Operating Leases

The Company leases office and laboratory space under a noncancelable operating lease that expires on March 31, 2011, as amended and extended. The lease was extended for an additional one year period subsequent to year-end with virtually the same terms and conditions as the initial lease. The Company also leases space at 103 South Carroll Street, Suite 2b, Fredrick, Maryland 21701, for administrative purposes. This lease expired on August 31, 2010 and the Company has been leasing the space on a month-to-month basis. Subsequent to year-end, the Company renewed the lease through December 31, 2011.

Rent expense, included in cost of revenue, general and administrative, and research and development expenses was $413,243 and $476,666 for the years ended December 31, 2009 and 2010, respectively.

Future minimum lease payments by year and in the aggregate, under the Company’s noncancelable operating leases, consist of the following at December 31, 2010:

Year Ending December 31,
2011	$456,742
2012	156,058

Total	$612,800

Systems and Services Agreement

The Company entered in to a Systems and Service agreement with Xifin, Inc on December 21, 2010.  The term of this agreement is for 36 months, with automatic renewals thereafter for 12 months, unless termination notice is given by either party.  Xifin is in the business of providing internet based solutions with integrated infrastructure services for accounts receivable and billing management.

Guarantees

The Company enters into indemnification provisions under its agreements with other counterparties in its ordinary course of business, typically with business partners, clients and landlords. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities. These indemnification provisions generally survive termination of the underlying agreement. The Company reviews its exposure under these agreements no less than annually, or more frequently when events indicate. The Company believes the estimated fair value of these agreements is minimal as historically, no payments have been made by the Company under these indemnification obligations. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2009 and 2010.

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

RESPONSE GENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In consideration for this license, the Company agreed to pay to USC royalties based on a percentage of the revenues generated by the use of RGI-1 and related technology.  Royalty expense relating to this agreement amounted to $227,958 and $439,540 for the years ended December 31, 2009 and 2010, respectively.  Such expense is included in cost of revenue in the accompanying statements of operations.

License Agreement with Roche Molecular Systems (“Roche”)

In July 2001, the Company entered into a diagnostic services agreement with Roche to provide the Company with access to Roche’s patented PCR technology. In November 2004, this agreement was replaced by a non-exclusive license to use Roche’s PCR, homogenous PCR, and reverse transcription PCR processes. In consideration for these rights, the Company is obligated to pay royalties to Roche, based on a percentage of net sales of products or services that make use of the PCR technology. Royalty expense included in cost of revenue relating to this agreement amounted to $198,279 and $426,366 for the years ended December 31, 2009 and 2010, respectively.

In November 2004, the Company entered into an agreement with Roche, pursuant to which the Company is collaborating with Roche to produce commercially viable assays used in the validation of genetic markers for pharmaceutical companies. Specifically, the Company has licensed the rights to Roche to use the pre-diagnostic assays the Company develops in the course of using its RNA-extraction technologies to provide testing services to pharmaceutical companies and to produce diagnostic kits that then can be sold commercially to those pharmaceutical companies. Roche is required to pay the Company royalties of a certain percentage of net sales of such diagnostic kits sold to pharmaceutical companies. Through December 31, 2010, Roche has not been required to pay any royalties to the Company pursuant to this agreement.

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

In consideration for the testing services provided, Taiho paid an upfront payment at the commencement of the agreement and is obligated to pay regular testing fees, covering the specific services performed on a monthly basis.  In January 2010, the Company amended its agreement with Taiho and the agreement was renewed for an additional three years. According to the terms of the renewal, Taiho’s appointment as an exclusive purchaser in Japan of certain tests and testing services and its minimum purchasing obligations ended December 31, 2010.

Taiho is obligated to purchase a minimum amount of testing services from the Company each calendar quarter. Revenue recognized under this agreement was $1,782,950 and $1,864,175 for the years ended December 31, 2009 and 2010, respectively.

RESPONSE GENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. License and Collaborative Agreements - (continued)

Services Agreement with SmithKline Beecham Corporation (d.b.a. GlaxoSmithKline or “GSK”)

In January 2006, the Company entered into a Master Services agreement with GSK, a leading pharmaceutical manufacturer, pursuant to which the Company provides services in connection with profiling the expression of various genes from a range of human cancers. Under the agreement, the Company will provide GSK with testing services as described in individual protocols and GSK will pay the Company for such services based on the pricing schedule established for each particular protocol. GSK is obligated to make minimum annual payments to the Company under the agreement and also was obligated to make a non-refundable upfront payment to the Company, to be credited against work undertaken pursuant to the agreement. In January 2006, the Company received an upfront payment of $2,000,000, which was initially recorded as deferred revenue. The timing of the recognition of these amounts is dependent upon when GSK submits the specimens for testing. There was no remaining deferred revenue balance associated with this agreement at December 31, 2010.  In the course of performing our year-end financial close procedures for the three months ended December 31, 2010, management identified a prior period error relating to the recognition of revenue pertaining to this agreement.  The error created an understatement of net revenues in the amount $322,469, which should have been recognized in 2008.  As described in Note 15, this revenue was not considered material to any prior period and has been recognized in the three months ended December 31, 2010.  See Note 15 for further details.

In December 2008, the Company amended and restated its master service agreement with GSK. Pursuant to the amendment, the term of the GSK Agreement has been extended for a two-year period, with the option for the parties to extend the GSK Agreement for additional one-year periods, upon their mutual written agreement. In addition, we will become a preferred provider to GSK and its affiliates of genetic testing services on a fee-for-service basis and, in anticipation of the services to be provided, GSK agreed to make a non-refundable upfront payment of approximately $1,300,000, which was received on January 5, 2009.  The balance of deferred revenue for this agreement at December 31, 2010 is $30,582.

In March 2010, the Company entered into a non-exclusive license agreement with GSK.  Under the agreement, the Company granted GSK a non-exclusive, sublicenseable license to its proprietary PCR analysis technology and diagnostic expertise to assess BRAF gene mutations in human tumor samples.  As part of the agreement, the Company received a non-refundable technology access fee in consideration for the transfer of the Company’s technology to GSK. The agreement also contains milestone provisions which would allow the Company to earn further payments from GSK.  The Company had not earned any milestone payments from GSK as of December 31, 2010.

The Company recognized revenue of $190,935 and $1,636,518 (including the $322,469 prior period adjustment noted above) relating to all of the GSK agreements for the years ended December 31, 2009 and 2010, respectively.

Master Laboratory Test Services Agreement with GlaxoSmithKline Biologicals (“GSK Bio”)

In December 2006, the Company entered into a Master Services agreement with GSK Bio, the vaccine division of GSK (see above), pursuant to which it will provide testing services, principally in relation to profiling the expression of various genes from a range of human cancers. The Company will conduct the testing services on tissue specimens provided by GSK Bio. The agreement required that GSK Bio make an upfront payment of €2,000,000 (approximately $2,620,000), which was received by the Company in December 2006. The agreement further specified that GSK Bio  pay annual minimum payments in 2007, 2008 and 2009 and that the upfront payment made in December 2006 will be credited against the annual minimum payments in 2007 and 2008. The agreement also provided that any differences between the annual minimum payments made in 2007, 2008 or 2009 and the amounts due to the Company for testing services performed on specimens submitted by GSK Bio during the three years ended December 31, 2009 be credited towards services performed during the year ending December 31, 2010, the final year of the agreement. If the Company ceases to provide services under the agreement or any reason, the Company shall remit to GSK Bio payment of the then remaining balance of the existing credit within sixty days of the date on which the Company ceased to provide services to GSK Bio.

In December 2007, the Company amended its agreement with GSK Bio, whereby GSK Bio would make the remaining minimum payments under the agreement in one lump sum. This payment of approximately $2,722,000 was received in January 2008.

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

RESPONSE GENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Amended and Restated Agreement further provides that the Company shall provide additional services on a fee-for-service basis, upon GSK Bio’s written request, relating to the bridging of assays/diagnostic tests to third parties that develop, manufacture and sell the commercial diagnostic tests to be used with certain of GSK Bio’s products. The amount of deferred revenue for this agreement at December 31, 2009 and December 31, 2010 is $2,588,896 and $1,333,186, respectively.  The timing of the recognition of these amounts is dependent upon when GSK submits the specimens for testing. The Company recognized revenue of $3,420,748 and $5,805,951 relating to the GSK Bio agreement for the years ended December 31, 2009, and 2010, respectively, which includes for 2010 $1,255,710 of previously recorded  deferred revenue.

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

This agreement has an initial term of five years, with an automatic renewal for an additional three-year term unless either party gives 90 days notice in advance of the renewal date of its intent not to renew. Pursuant to the agreement, SBC will receive a percentage of the gross margin, as defined in the agreement, collected from the Company’s clients in China as compensation for its testing services performed. For the year ended December 31, 2009, no testing services were performed.  For the year ended December 31, 2010, testing services totaled $169,400.

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

This Agreement has an initial term expiring on March 31, 2010, with an automatic renewal for one year at the end of the original period under the same terms and conditions. Pursuant to the agreement, Hitachi will receive a percentage of the revenue, as provided in the agreement, collected from the Company's clients in the Territory, for its testing services performed which totaled $1,369,794 and $1,395,688 for the years ended December 31, 2009 and 2010, respectively.

Hitachi is responsible for expenses related to the cost of laboratory equipment and modification to the laboratory facilities, as well as the cost of reagents.

RESPONSE GENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Stock Option Plan

In March 2000, the Company adopted a Stock Option Plan (the “2000 Plan”) as approved by its board of directors. Under the 2000 Plan, the Company may grant options to acquire up to 1,600,000 shares of common stock. In connection with the adoption of the 2006 Employee, Director and Consultant Stock Plan, as further discussed below, the Company will grant no additional options under its 2000 Plan under which options to purchase 190,000 shares remained outstanding as of December 31, 2010. Although no more options may be granted under the 2000 Plan, the terms of the 2000 Plan continue to apply to all outstanding options. The Company also granted options to purchase 16,000 shares of common stock to two consultants which were granted under separate agreements outside of the 2000 Plan.

On October 26, 2006, the Board of Directors of the Company approved, and on May 1, 2007, reapproved the adoption of the 2006 Employee, Director and Consultant Stock Plan (the “2006 Stock Plan”). The stockholders approved the 2006 Stock Plan on June 1, 2007. The initial number of shares which may be issued from time to time pursuant to this Plan is 2,160,000 shares of common stock.  In addition, on the first day of each fiscal year of the Company during the period beginning in fiscal year 2008, and ending on the second day of fiscal year 2017, the number of shares that may be issued from time to time pursuant to the Plan shall be increased by 200,000 shares.  The initial number of shares available for issuance of 2,160,000 increased by 200,000 in 2008, 2009 and 2010, resulting in the total number of shares that may be issued as of January 1, 2010 to be 2,760,000.   As of December 31, 2010, there were 970,720 options available to grant under the 2006 Stock Plan.

Employee options vest according to the terms of the specific grant and expire 10 years from the date of grant. Non-employee option grants to date vest typically over a 2 to 3 year period. The Company had 1,995,280 options outstanding at a weighted average exercise price of $4.18 at December 31, 2010. There were 935,278 non-vested stock options with a weighted average grant date fair value of $1.47 outstanding at December 31, 2010.  As of December 31, 2010, there was $1,372,148 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted-average period of 2.45 years.

The Company estimated share-based compensation expense for the years ended December 31, 2009 and 2010 using the Black-Scholes model with the following weighted average assumptions:

	2009	2010
Risk free interest rate	3.01%	1.64-3.0%
Expected dividend yield	—	—
Expected volatility	67.0%	77.6-82.0%
Expected term (in years)	6	5.5-6.25
Forfeiture rate	2.2%	6.9%

The following table summarizes the stock option activity for the year ended December 31, 2010:

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2009	1,956,490	$5.12	7.52	$—
Granted	603,500	2.57
Exercised	(54,874)	1.35
Forfeited	(509,836)	6.17
Outstanding, December 31, 2010	1,995,280	$4.18	7.62	$446,501
Exercisable, December 31, 2010	1,060,002	$5.45	6.57	$169,251

RESPONSE GENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Stock Option Plan – (continued)

The exercise price for all of the options granted though December 31, 2009 was below the Company’s stock price at December 31, 2009.   As such, there was no aggregate intrinsic value at December 31, 2009.

The weighted-average grant-date fair value of options granted during the years ended December 31, 2009 and 2010 was $0.84 and $1.80, respectively.

Information about stock-based compensation included in the results of operations for the years ended December 31, 2009 and 2010 is as follows:

	Year Ended December 31,
	2009	2010
Cost of revenue	$240,125	$176,005
Selling and marketing	—	85,172
General and administrative	675,703	398,973
Research and development	70,604	20,118
Totals	$986,432	$680,268

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

There were no warrants granted during the years ended December 31, 2009 and 2010.  As of December 31, 2010, all of the warrants were outstanding and exercisable and had a remaining contractual life of 1.50 years.

RESPONSE GENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Income Taxes

The components of the income tax (benefit) provision for the years ended December 31, 2009 and 2010 were as follows:

	2009	2010
Current
Federal	$—	$—
Foreign	—	—
State	(4,788)	1,256
	(4,788)	1,256
Deferred
Federal	—	—
Foreign	—	—
State	—	—
	—	—
Income tax provision (benefit)	$(4,788)	$1,256

For financial statement purposes, loss before income tax provision (benefit) for the years ended December 31, 2009 and 2010 includes the following components:

	2009	2010

Domestic	$(8,595,059)	$(4,644,914)
Foreign	(750,784)	(24,209)
	$(9,345,843)	$(4,669,123)

A reconciliation of the expected income tax benefit (provision) computed using the federal statutory income tax rate of 34% to the Company’s effective income tax rate is as follows:

	2009	2010
Income tax benefit based on federal statutory rate	$(3,178,000)	$(1,588,000)
State income tax benefit, net of federal income tax	(532,000)	(311,000)
Change in deferred tax valuation allowance	3,706,000	1,783,000
Foreign income taxed at varying rates	30,000	—
Other, net	(30,788)	117,256
Income tax benefit (provision)	$(4,788)	$1,256

RESPONSE GENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Income Taxes – (continued)

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and deferred tax liabilities at December 31, 2009 and 2010 are presented below:
	2009	2010
Deferred tax assets:
Domestic net operating loss carryforwards	$7,166,000	$9,341,000
Foreign net operating loss carryforwards	1,677,000	1,572,000
Deferred revenue	1,589,000	550,000
Federal and state tax credit	245,000	240,000
Stock-based compensation	1,853,000	2,104,000
Capitalized costs	1,235,000	1,242,000
Other, net	194,000	541,000
Total gross deferred tax assets	13,959,000	15,590,000
Less valuation allowance on deferred tax assets	(13,719,000)	(15,502,000)
Net deferred tax assets	240,000	88,000
Deferred tax liabilities:
Plant and equipment, principally accelerated depreciation	(240,000)	(88,000)

Total deferred tax liabilities	(240,000)	(88,000)
Net deferred taxes	$—	$—

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

We file U.S. federal, U.S. state, and foreign tax returns. Our major tax jurisdictions are U.S. federal and the State of California and are subject to tax examinations for the open years from 2002 through 2010.

As of December 31, 2010, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $24.0 million and $19.6 million, respectively. If not utilized, the federal net operating loss and tax credit carryforwards will expire beginning in 2020. If not utilized, the state net operating loss carryforward will expire beginning in 2012.

As of December 31, 2010, the Company had U.K. net operating loss carryforwards totaling approximately $5.6 million that may be carried forward indefinitely. A full valuation allowance has been provided against this asset.

RESPONSE GENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Related Party Transactions

While employed at USC, Kathleen Danenberg, president, chief executive officer and director, developed and patented (United States Patent 6,248,535; Danenberg , et al., Method For Isolation of RNA From Formalin-Fixed Paraffin-Embedded Tissue Specimens) an extraction method that allowed reliable and consistent isolation of RNA from FFPE suitable for RT-PCR. USC retains ownership of this patent but has exclusively licensed this technology to the Company. In consideration for this license, the Company is obligated to pay royalties to USC, as a percentage of net sales of products or services using the technology, and to meet a certain minimum in royalty payments. Pursuant to USC policy, the inventors of technology owned by the University and then licensed for commercialization are paid a portion of royalties received by the University from the licensed technology. USC therefore pays a portion of royalties received from the Company to Ms. Danenberg in recognition of her invention. Amounts paid to Ms. Danenberg amounted to $5,465 and $32,758 for the years ended December 31, 2009 and 2010, respectively.

11. Segment Information

The Company operates in a single reporting segment, with operating facilities in the United States.

The following enterprise wide disclosure was prepared on a basis consistent with the preparation of the financial statements. The following tables contain certain financial information by geographic area:

	Year Ended December 31,
Revenue:	2009	2010
United States	$3,862,985	$13,607,289
Europe	3,420,748	5,805,951
Japan	1,782,950	1,864,175
	$9,066,683	$21,277,415

	December 31,
Long-lived assets:	2009	2010
United States	$1,253,714	$805,817
	$1,253,714	$805,817

12.  U.K. Operations

In December, 2008, we made the decision to increase the operational efficiency of the Company by consolidating our U.K. operations with our US operations.  On February 9, 2009, management implemented a reduction of workforce pursuant to which the Company closed its UK testing facility to consolidate services at its CLIA-certified laboratory facilities in Los Angeles. This reduction did not affect our genetic testing services or current partnership agreements.  The reduction of workforce was substantially completed on March 31, 2009 and the lease for our UK testing facility expired on April 30, 2009. The operating costs related to our U.K. laboratory were $752,901 for the year ended December 31, 2009, which included redundancy costs of $295,799 incurred in connection with the reduction of workforce.  UK operating expenses were $24,455 for the year ended December 31, 2010.

RESPONSE GENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

RESPONSE GENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Private Placements – (continued)

Common stock classified outside of stockholders’ equity (deficit) – (continued)

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

As of December 31, 2009 and 2010, a total of $3,975,279 and $7,854,682 of common stock was classified outside of stockholders’ equity (deficit), respectively.

RESPONSE GENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2010, the Company held certain assets that are required to be measured at fair value on a recurring basis, including its cash and cash equivalents. The fair value of these assets and liabilities was determined using the following inputs in accordance with ASC 820 at December 31, 2010:

	Fair Value Measurement as of December 31, 2010
	Total	Level 1	Level 2	Level 3
Description	$	$	$	$
Money market accounts (1)	2,225,833	2,225,833	—	—

(1)	Included in cash and cash equivalents on the accompanying consolidated balance sheet.

RESPONSE GENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.   Correction of an error

In the course of performing our year-end financial close procedures for the year ended December 31, 2010, management identified a prior period error relating to the recognition of revenue relating to the GSK agreement (see Note 6).  The error related to an understatement of net revenue in the amount $322,469 in the year ended December 31, 2008.  In accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 99, Materiality and SAB No. 108 Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, management evaluated the materiality of the errors from qualitative and quantitative perspectives and concluded that the error was not material to any prior periods.   The correction of the error in the current period is material to the fourth quarter financial statements but is not material to the full fiscal year or the trend of financial results.  Accordingly, management has corrected the error in the fourth quarter of 2010.  The impact of the adjustment to correct the errors to the specific line items of the financial statements for the year ended December 31, 2010 was as follows:

Increase
(Decrease)
Statement of operations:
Net revenue	$322,469
Operating loss	(322,469)
Net loss	(322,469)
Net loss per share – basic and diluted	(0.02)

Balance Sheet:
Deferred revenue	$(322,469)
Total liabilities	(322,469)
Accumulated deficit	(322,469)

16. Subsequent events

None.

Part IV.

Item 15.  Exhibits, Financial Statement Schedules.

3.1*	Amended and Restated Certificate of Incorporation, as amended.
3.2*◊	Amended and Restated Bylaws of the Company.
4.1*	Form of Common Stock Certificate.
10.1†^	Amended and Restated Master Agreement for the supply of Laboratory Test Services by and between SmithKline Beecham Corporation (a.b.a. GlaxoSmithKline) and the Company dated as of December 22, 2008
10.2†!	Amended and Restated Master Agreement for the Supply of Laboratory Services by and between GlaxoSmithKline Biologicals and the Company, dated as of September 7, 2009.
10.4*†	License Agreement by and between Roche Molecular Systems, Inc. and the Company, dated as of November 23, 2004.
10.5*†	Patent License Agreement by and between Roche Molecular Systems Inc. and the Company, dated as of November 16, 2004.
10.7*†	Option and License Agreement by and between the University of Southern California and the Company, as amended, dated as of April 19, 2000.
10.8*#	Employment Agreement by and between Thomas Stankovich and the Company, dated as of October 25, 2006, as amended on May 29, 2007.
10.9*#	Employment Agreement by and between Kathleen Danenberg and the Company, dated as of October 26, 2006, as amended on December 14, 2006, and on May 29, 2007.
10.10*#	Employment Agreement by and between David O’Toole and the Company, dated as of May 3, 2010.
10.11▲ #	Employment Agreement by and between Michael McNulty and the Company, dated as of June 2, 2010.
10.12 □#	Amended and Restated Employment Agreement by and between Denise McNairn and the Company, dated as of September 10, 2010.
10.13*#	Response Genetics, Inc. 2006 Employee, Director and Consultant Stock Plan.
10.14	Office Lease by and between Health Research Association and the Company, dated effective as of January 25, 2005, as amended on March 4, 2011.
10.15*†	Collaboration Agreement by and between the Company and Shanghai Biochip Company, Ltd., dated as of March 5, 2007
10.16*	Lease Agreement by and between the Company and the University Court of the University of Edinburgh, dated as of March 15, 2007.
10.17*#	Executive Officer Form of Incentive Stock Option Agreement.
10.18*#	Executive Officer Form of Non-Qualified Stock Option Agreement.
10.19@†	Commission Agreement by and between Hitachi Chemical Co., LTD. and the Company, dated as of July 26, 2007.
14*	Code of Ethics.
21*	Subsidiaries of the Small Business Issuer.
23	Consent of BDO USA, LLP.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906

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
! Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.
◊ Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.
∆ Incorporated by reference to the Company’s Current Report on Form 8-K dated May 5, 2010.
▲Incorporated by reference to the Company’s Current Report on Form 8-K dated June 16, 2010.
□ Incorporated by reference to the Company’s Current Report on Form 8-K dated September 16, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESPONSE GENETICS, INC.

March 30, 2011	/s/ Kathleen Danenberg
Date	Kathleen Danenberg
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

	Signatures	Title	Date

By:	/s/ Kathleen Danenberg
	Kathleen Danenberg	President and Chief Executive Officer (principal executive officer) and Director	March 30, 2011

By:	/s/ David O’Toole
	David O’Toole	Vice President and Chief Financial Officer (principal financial and accounting officer)	March 30, 2011

By:	/s/ Kirk Calhoun
	Kirk Calhoun	Chairman of the Board	March 30, 2011

By:	/s/ Gary D. Nusbaum
	Gary D. Nusbaum	Director	March 30, 2011

By:	/s/ David Wurzer
	David Wurzer	Director	March 30, 2011

By:	/s/ Michael Serruya
	Michael Serruya	Director	March 30, 2011

By:	/s/ David M. Smith
	David M. Smith	Director	March 30, 2011

By:	/s/ Jan Fagerberg
	Jan Fagerberg	Director	March 30, 2011

By:	/s/ Michael Metzger
	Michael Metzger	Director	March 30, 2011

By:	/s/ Richard van den Broek
	Richard van den Broek	Director	March 30, 2011