Form 10-K/A
period 2010-12-31
RESPONSE GENETICS INC
filed 2011-04-29
CIK 1124608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

☒           ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

☐           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ______

Commission file number 0001124608

RESPONSE GENETICS, INC.
(Name of Small Business Issuer in Its Charter)

Delaware	2835	11-3525548
(State or Other Jurisdiction of	(Primary Standard Industrial	(I.R.S. Employer
Incorporation or Organization)	Classification Code Number)	Identification No.)

1640 Marengo St., 6th Floor
Los Angeles, California 90033
(323) 224-3900
(Address and Telephone Number of Principal Executive Offices)

 Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	Nasdaq Capital Market

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
Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant was $31,897,341.50 as of June 30, 2010, the last business day of the registrant’s most  recently completed second fiscal quarter. Such aggregate market value was computed by reference to the closing price of the common stock of $2.50 per share on the Nasdaq Capital Market on June 30, 2010.

The number of shares of the registrant’s common stock as of April 29, 2011 was 18,361,720.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, Response Genetics, Inc. (the “Company”) hereby amends its Annual Report on Form 10-K for the year ended December 31, 2010 by adding the information required by Items 10, 11, 12, 13 and 14 of Part III relating to Directors, Executive Officers and Corporate Governance, Executive Compensation, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Certain Relationships and Related Transactions, and Director Independence, and Principal Accounting Fees and Services, respectively, because a definitive proxy statement containing such information will not be filed within 120 days after the end of the fiscal year covered by the original filing.  In order to preserve the nature and character of the disclosures as originally filed, except as specifically discussed in this Amendment No. 1 to the Annual Report on Form 10-K/A, no attempt has been made to modify or update such disclosures for events which occurred subsequent to the original filing on March 30, 2011.  Accordingly, this Amendment No. 1 to the Annual Report on Form 10-K/A should be read in conjunction with the Company’s subsequent filings with the Securities and Exchange Commission (“SEC”).

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information regarding our directors as of April 29, 2011:

Name	Age	Position Held with the Company

Kirk K. Calhoun	67	Chairman of the Board
Kathleen Danenberg	64	Director, Chief Executive Officer
Jan Fagerberg, M.D.	49	Director
Michael Metzger	40	Director
Gary D. Nusbaum	44	Director
Michael Serruya	46	Director
David M. Smith	44	Director
Richard van den Broek	45	Director
David Wurzer	52	Director

The following is a brief summary of the background of each of our directors. Directors are elected by the shareholders at the annual shareholders’ meeting and serve until the next annual meeting or until their successors are elected and qualified.  There are no family relationships among any of the executive officers or directors.

Kirk K. Calhoun has served as a member of our Board since May 2008. Mr. Calhoun joined Ernst & Young LLP, a public accounting firm, in 1965 and served as a partner of the firm from 1975 until his retirement in 2002. Mr. Calhoun is a Certified Public Accountant (non-practicing) with a background in auditing and accounting. He has served on the boards and audit committees of five public companies in the pharmaceutical industry up until the dates of their respective sales, including Abraxis Bioscience, Inc., Myogen, Inc., Aspreva Pharmaceuticals Company, Replidyne, Inc. and Adams Respiratory Therapeutics, Inc.  Mr. Calhoun received a B.S. in Accounting from the University of Southern California.

Mr. Calhoun brings to the Board experience and skills in finance, management and corporate governance, developed over his career in public accounting and through his service as an audit committee financial expert on various public company boards and his service as a director of other life sciences companies.

Kathleen Danenberg has been our Chief Executive Officer since 2002. Prior to that, she served as our President from 2002 until February 2011, and Vice President and Chief Scientific Officer from December 2000 to December 2002. Ms. Danenberg has served as one of our Board members since March 2000. Ms. Danenberg began her career in molecular research and developed broad expertise in the area of personalized medicine and commercial applications for the use of biomarkers in oncology. While conducting research at the University of Southern California, Ms. Danenberg co-invented a breakthrough patented method to extract RNA from formalin-fixed paraffin embedded tissue specimens which became the basis for the establishment of the Company.  Subsequently, in the early years at the Company, she led the development and validation of predictive biomarkers that are now products in our ResponseDX™ panels of oncology tests. Ms. Danenberg received her B.S. in biochemistry from the University of Wisconsin.

In addition to her leadership skills as Chief Executive Officer of Response Genetics, Inc., Ms. Danenberg provides to the Board a unique and well-developed understanding of our company and our challenges and opportunities.  Ms. Danenberg has a deep understanding of our technology, operations, key clients and strategic partners, and competitive and regulatory environments, and is critical to our success.

Jan C. Fagerberg, M.D ., Ph.D.  has served as a member of our Board since December 2010 and is Senior Vice President and Chief Medical Officer of Micromet, Inc., a biopharmaceutical company developing novel treatments for cancer and inflammatory and autoimmune diseases, a position he has held since November 2009. Prior to joining Micromet, from 2006 until 2009 he was Medical Director at TopoTarget A/S, a company focused on the development and commercialization of improved treatments for cancer patients. From 2000 until 2006, he served in a number of capacities within F. Hoffman- La Roche, most recently as Therapeutic Area Expert (Oncology), a leadership position where he focused on global oncology drug development. Dr. Fagerberg received his M.D. and Ph.D. from the Karolinska Institute in Stockholm, Sweden and is board certified in Medical Oncology and Radiotherapy.

Dr. Fagerberg’s background in drug development at Roche brings to the Board substantial expertise that is relevant to our business model in this era of personalized medicine.  His medical, business and scientific expertise are important to the present and future needs of RGI as we engage in the co-development of companion diagnostics with the pharmaceutical industry.  Dr. Fagerberg has an extensive background in drug development in the United States and Europe, having served in key research and leadership positions at Roche, one of the world’s largest  biopharmaceutical companies.  He has also worked in hospital research institutions.

Michael A. Metzger has served as a member of our Board since 2010 and is Chief Operating Officer at Mersana Therapeutics, a biopharmaceutical company focused on pharmaceutical development, a position he has held since April 2011. Prior to joining Mersana, since 2006, he was a Senior Director, Business Development at Forest Laboratories, Inc., a company focused on pharmaceutical development, where he also served as the head of the Mergers & Acquisitions practice. Prior to 2006, Mr. Metzger was Vice President Corporate Development at Onconova Therapeutics, Inc., a clinical stage biopharmaceutical company focused on novel discovery and development of oncology compounds, from 2001 until 2006. Mr. Metzger was Managing Director at Mesa Partners, Inc., from 1997 to 2001. In addition, Mr. Metzger has served as a director of various life sciences companies. Mr. Metzger holds a B.A. from George Washington University and an M.B.A. from the New York University Stern School of Business.

Mr. Metzger brings to the Board financial and business expertise directly related to the growth and development of life sciences companies like RGI, most significantly through his background in business strategy and development, and licensing and mergers and acquisitions activity, in the life sciences and pharmaceutical industry. Currently, growth is achieved by licensing and acquisition of relevant technologies as well as through in-house development. Mr. Metzger’s experience in this area is important to the Board’s ability to oversee our growth in both the diagnostic and pharmaceutical partnership sectors of our business.

Gary D. Nusbaum has served on our Board since August 2007. From 1989 until 2002, Mr. Nusbaum was at the private equity firm Warburg Pincus, where he was a Managing Director, and from 2003 until 2005, Mr. Nusbaum served as a Managing Director at Aetos Capital, an asset management firm. At Aetos Capital, Mr. Nusbaum was the firm’s Chief Financial Officer, and also headed its private equity business.  From 2006 until 2010, Mr. Nusbaum was a Managing Director at Palladium Equity Partners, LLC, a private investment firm. Mr. Nusbaum received both his B.S. in Economics and M.B.A. from The Wharton School of the University of Pennsylvania. He has served as a board member of several public and private companies.

Mr. Nusbaum’s broad experience in corporate financings, mergers and acquisitions and corporate governance, developed over more than 20 years in the private equity industry and service on the boards of directors of private equity portfolio companies, brings to the Board important skills and strategic insights for the development and management of our business.

Michael Serruya has served on our Board since March 2000. Since February 2000, Mr. Serruya has been Chairman of Yogen Fruz World Wide Incorporated, a consumer products company and from 1995 to February 2000 he was President, Chief Executive Officer and Chairman of Yogen Fruz.  He is currently on the board of directors of Jamba, Inc. (NASDAQ: JMBA), the holding company of Jamba Juice Company, which is a restaurant retailer of food and beverage offerings and owns and franchises Jamba Juice stores. Mr. Serruya was also a member of the Ontario Jobs and Investment Board, an Ontario government organization. Mr. Serruya is currently the President and Chief Executive Officer of CoolBrands International Inc. (TSE:COB.A), a company which manufactures and markets frozen novelties, frozen yogurt, ice cream and sorbet products. Mr. Serruya attended Ryerson Polytechnical Institute.

Mr. Serruya’s business experience, including a diversified background as an executive and in operational roles in both public and private companies, and as a board member of several public companies, give him a breadth of knowledge and valuable understanding of our business.  As a member of a family that collectively owns approximately 9.4% of our common stock, Mr. Serruya brings to the Board the perspective of a significant stockholder.

David M. Smith is a founder and has served as Vice Chairman and a Director of our Board since December 1999. From 1998 until 2005, Mr. Smith was an Executive Vice President and Director, and later, Chief Operating Officer of CoolBrands International Inc. (TSE:COB.A), and from 1993 until 2006, he was a Director, and later the Chairman and Chief Executive Officer, of Calip Dairies, a privately held consumer products company. Mr. Smith was also the Chairman and Chief Executive Officer of Hempstead Capital Corporation, a private holding company, until it was acquired in 2006. Mr. Smith is currently the founder and Managing Partner of Smith Global Ventures, a privately held venture firm. Mr. Smith received a B.A. degree and graduated with honors from Boston University.

Mr. Smith has experience as a director of public and privately held companies and significant leadership in the life science industry, having been a co-founder of the Company.  He also brings extensive management experience in a broad array of diverse businesses, and as a member of a family that collectively owns approximately 10.5% of our common stock, Mr. Smith brings to the Board the perspective of a significant stockholder.

Richard van den Broek has served as a member of our Board since December 2010 and has served as the Managing Partner of HSMR Advisors, LLC, an investment fund focused on the biotechnology industry since 2004. Mr. van den Broek, previously, was a Partner at Cooper Hill Partners, LLC, an investment fund primarily focused on the healthcare sector for the period of 2000 through 2003. Mr. van den Broek serves on the board of directors of Strategic Diagnostic Inc. and is a member of its audit committee. Mr. van den Broek also serves as a director of the board of directors of Pharmaxis Ltd (in Australia) and Pharmacyclics, Inc. and is a member of the Pharmacyclics’ audit committee.

Mr. van den Broek’s business and investment experience in the biotechnology industry is valuable to the Board and the Company, given the focus on growth and creating partnerships in various sectors.  In addition, Mr. van den Broek added relevant experience as a Board member, due to his public company Board service on both diagnostics and pharmaceutical companies.

David M. Wurzer has served as a member of our Board since December 2010 and has served as Managing Director, Investments at Connecticut Innovations (“CI”), a quasi−public authority responsible for technology investing and innovation development since November 2009, where he is responsible for sourcing and analyzing investment opportunities. Prior to joining CI, Mr. Wurzer was a consultant from January 2008 through November 2009 and served as Executive Vice President, Treasurer and Chief Financial Officer of CuraGen Corporation of Branford, Connecticut, from September 1997 through December 2007. From February 1994 until September 1997, Mr. Wurzer served as the Senior Vice President, Treasurer and Chief Financial Officer at Value Health, Inc.  Mr. Wurzer is currently a member of the board of directors of Strategic Diagnostics Inc. since February 2010 and of DUSA Pharmaceuticals Inc. since July 2010.  Mrs. Wurzer is currently a member of the board of directors of four privately held companies, including Axerion Therapetuics, Inc., CyVek, Inc., Post-N-Track Corporation and Semantifi, Inc., and a not-for-profit theatre management company Playhouse Theatre Group, Inc. Mr. Wurzer previously served on the 454 Life Sciences board of directors from June 2000 through May 2007.

Mr. Wurzer has valuable experience as a director of diagnostics and life sciences companies which we believe is beneficial as a Board member of our Company.  He has over thirty years of financial experience with growth-oriented companies, including direct involvement with raising capital, strategic transactions and mergers and acquisitions, for both start-up companies and publicly-held entities. This experience, coupled with his business and development background, supplements the Board and aid in its continued focus on, and oversight of, Company growth.

Each of David R. Gandara, M.D., Hubertus Spierings, John Ferrara, Edith P. Mitchell, M.D., and Tom DeMeester, M.D. served as directors of the Company during the fiscal year-ended December 31, 2010. Dr. Gandara resigned as director on January 19, 2010. Mr. Spierings resigned as director on February 8, 2010. Dr. DeMeester, Mr. Ferrara and Dr. Mitchell did not stand for re-election at the annual shareholders meeting.

The Board of Directors has not yet determined the composition of the slate of directors to be nominated at the 2011 Annual Stockholders Meeting.  The Nominating and Governance Committee is currently assessing the particular experience, qualifications, attributes and skills of all current directors in light of all relevant facts and considerations.   At the conclusion of this process, the Nominating and Governance Committee will recommend to the full Board its proposed nominees and the full Board will make a final determination of an appropriate slate of directors to be nominated at the 2011 Annual Stockholders Meeting.

The following table sets forth certain information regarding our named executive officers as of December 31, 2010:

Name	Age	Position Held with the Company
Kathleen Danenberg	63	President, Chief Executive Officer
David O’Toole	52	Vice President, Chief Financial Officer
Denise McNairn	43	Vice President, General Counsel and Secretary

The following is a brief summary of the background of each of our named executive officers. There are no family relationships among any of the executive officers.

Kathleen Danenberg has been our Chief Executive Officer and President since 2002. Please see her biography in the section entitled “The Board of Directors” above.

David O’Toole has served as our Vice President and Chief Financial Officer since May 2010.  Prior to joining us, from 2008 to 2009, Mr. O’Toole served as Executive Vice President and Chief Financial Officer of Abraxis Bioscience, a fully integrated biotechnology company.  As Chief Financial Officer of Abraxis, Mr. O’Toole was responsible for, and was a key participant in, that company’s shareholder communications function. Prior to his experience with Abraxis, Mr. O’Toole spent sixteen years with Deloitte & Touche serving as Partner and working with many large multinational corporations and financial institutions.  During his last ten years working in public accounting, his industry focus was in Life Science and Biotech. Mr. O’Toole received his B.S. in Accounting from the University of Arizona.

Denise McNairn has served as our Vice President and General Counsel since February 2007.  Ms. McNairn was appointed by the Board as the Company’s Secretary in July of 2010.  Prior to joining us, from 2001 to 2007, Ms. McNairn was an attorney at Kenyon & Kenyon LLP. Prior to working for Kenyon & Kenyon, Ms. McNairn worked as a Technology Transfer Specialist at the National Cancer Institute Technology Transfer Branch, where she began her career in drafting and negotiating transactional agreements. Ms. McNairn received her B.S. from Virginia Polytechnic Institute and State University, an M.S. from Johns Hopkins University and her J.D. from the University of Maryland School of Law.

Board of Directors Meetings and Attendance

Our board of directors met eleven times during the fiscal year ended December 31, 2010, either in person or by teleconference. During 2010, each of our directors attended at least 75% of the aggregate of the number of meetings of the Board and of committees of the Board on which he or she served during fiscal 2010, with the exception of Dr. Mitchell who attended four of the nine Board meetings held during the time she served on the Board and two of the compensation committee meetings held in 2010.

Our corporate governance guidelines provide that directors are strongly encouraged to attend the annual meeting of stockholders. Mr. Calhoun, Mrs. Danenberg, Dr. Fagerberg, Mr. Metzger, Mr. Nusbaum, Mr. Serruya, and Mr. Wurzer attended the 2010 annual meeting of our stockholders as either Directors or Director Nominees.

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

Leadership Structure

The Board does not have a prescribed policy on whether the roles of the Chairman of the Board and the Chief Executive Officer should be separate or combined, but the positions are currently held separately in recognition of the differences between the two roles.  Mr. Calhoun serves as the Chairman of the Board and Mrs. Danenberg serves as the Chief Executive Officer. We believe that having these positions currently held by separate persons is beneficial to the Company in that it enhances the Board’s risk management and oversight and provides greater checks and balances by not instilling too much authority or power in one individual. In accordance with our Bylaws, the Chairman is responsible for chairing Board meetings and setting the agenda for these meetings. Each director also may suggest items for inclusion on the agenda and may raise at any Board meeting subjects that are not on the agenda for that meeting.

Our Board has three standing committees, each of which is comprised solely of independent directors with a different committee chair, each as described below.  In addition, in its discretion, the Board may authorize and appoint special committees with such duties and powers deemed necessary and appropriate by the Board.  For example, in connection with the consideration of financing transactions in 2009 and 2010, our Board formed Special Financing Committees authorized to make recommendations to the Board with regards to financing alternatives and proposals.  In addition, in response to proxy solicitations of certain of our significant stockholders, the Board had formed a committee of independent directors authorized to make recommendations to the Board regarding any changes to the structure or composition to the Board of Directors.  We believe that the separation of the Chairman and Chief Executive Officer position, coupled with experienced independent directors, separate committee chairs and special committee support where necessary, provides an effective leadership structure for the Company.

Oversight of Risk Management

It is management’s responsibility to manage risk and bring to the Board’s attention the most material risks to the company. It is the Board’s responsibility to oversee management in this effort. The Board has oversight responsibility of the processes established to report and monitor systems for material risks applicable to the Company.  In exercising its oversight, the Board has allocated some areas of focus to its committees and has retained areas of focus for itself, as described below. The Audit Committee regularly reviews financial risk, such as accounting, finance, internal controls other risk management functions. The Nominating and Governance Committee considers risks related to succession planning and oversees the appropriate allocation of responsibility for risk oversight among the committees of the Board. The Compensation Committee considers risks related to the attraction and retention of talent and risks relating to the design of compensation programs and arrangements. The Compensation Committee also reviews compensation and benefits plans affecting employees in addition to those applicable to executive officers. Oversight responsibility for compliance risk is shared among the Board committees.  The full Board considers strategic risks and opportunities and regularly receives detailed reports from the committees regarding risk oversight in their areas of responsibility.

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

Until December 1, 2010, the members of our audit committee included Mr. Calhoun, Mr. Ferrara, and Mr. Nusbaum.  The current members of our audit committee are Mr. Calhoun, Mr. Nusbaum and Mr. Wurzer. Mr. Calhoun chairs the committee.  Kirk Calhoun, the Chairman of the Audit Committee, is an independent director who has been determined by our Board of Directors to be an audit committee financial expert. Stockholders should understand that this designation is a disclosure requirement of the SEC related to Mr. Calhoun’s experience and understanding with respect to certain accounting and auditing matters. The designation does not impose upon Mr. Calhoun any duties, obligations or liability that are greater than are generally imposed on him as a member of the Audit Committee and the Board of Directors, and his designation as an audit committee financial expert pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of the Audit Committee or the Board of Directors. Our audit committee met nine times during 2010.

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

The Compensation Committee has adopted a combination of compensation elements in order to further our compensation goals. The elements include: (i) base salary, (ii) annual incentive bonus compensation based upon individual and corporate performance; and (iii) long−term incentive compensation in the forms of equity participation. In furtherance of our compensation objectives, the Compensation Committee also considers publicly available compensation data for directors and management, provided by our compensation consultant, Vivient Consulting LLC. In addition, the Compensation Committee considers the recommendation of our chief executive officer with respect to the appropriate compensation of our other executive officers.

Until December 1, 2010, the members of our compensation committee included Mr. Calhoun, Dr. Mitchell and Mr. Ferrara.  Our compensation committee met five times during 2010. Mr. Calhoun chaired the committee through December 1, 2010. Following the December 1, 2010 annual shareholders meeting, the current members of our compensation committee are Mr. Calhoun, Dr. Fagerberg, and Mr. Wurzer. Mr. Wurzer chairs the committee.

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

Until the December 1, 2010 annual shareholders meeting, the members of our Nominating and Governance Committee were Mr. Nusbaum and Mr. Ferrara. The current members of the nominating and governance committee are Mr. Metzger, Mr. Nusbaum, and Mr. van den Broek. Mr. Nusbaum chairs the committee. Our nominating and governance committee met twelve times during 2010.

A copy of the Nominating Committee’s written charter is publicly available on the Company’s website at www.responsegenetics.com.

Report of Audit Committee

The Audit Committee of the Board of Directors, which consists entirely of directors who meet the independence and experience requirements of The NASDAQ Stock Market, has furnished the following report:

The Audit Committee assists the Board in overseeing and monitoring the integrity of our financial reporting process, compliance with legal and regulatory requirements and the quality external audit processes. This committee’s role and responsibilities are set forth in our charter adopted by the Board, which is available on our website at www.responsegenetics.com. This committee reviews and reassesses our charter annually and recommends any changes to the Board for approval. The Audit Committee is responsible for overseeing our overall financial reporting process, and for the appointment, compensation, retention, and oversight of the work of BDO USA, LLP. In fulfilling its responsibilities for the financial statements for fiscal year 2010, the Audit Committee took the following actions:

•	Reviewed and discussed the audited financial statements for the fiscal year ended December 31, 2010 with management and BDO USA, LLP, our independent registered public accounting firm;

•
Discussed with BDO USA, LLP the matters required to be discussed by Statement on Auditing Standards No. 90, as amended, as adopted by the Public Company Accounting Oversight Board in Rule 3200T, relating to the conduct of the audit; and

•
Received written disclosures and the letter from BDO USA, LLP regarding its independence as required by Independence Standards Board Standard No. 1, as adopted by the Public Company Accounting Oversight Board in Rule 3600T. The Audit Committee further discussed with BDO USA, LLP their independence. The Audit Committee also considered the status of pending litigation, taxation matters and other areas of oversight relating to the financial reporting and audit process that the committee determined appropriate.

Based on the Audit Committee’s review of the audited financial statements and discussions with management and BDO USA, LLP, the Audit Committee recommended to the Board that the audited financial statements be included in our Annual Report on Form 10−K for the fiscal year ended December 31, 2010 for filing with the SEC.

Members of the Response Genetics, Inc.
Audit Committee on March  30, 2011
Kirk K. Calhoun
Gary Nusbaum
David Wurzer

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s directors and executive officers, and any persons who own more than ten percent of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company.  Directors, executive officers and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.  Based solely on its review of the copies of such forms and written representations from certain reporting persons, the Company believes that all filing requirements applicable to its directors and executive officers have been complied with during 2010.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following table shows the total compensation awarded to, earned by, or paid to our Chief Executive Officer and our two next most highly compensated executive officers (our “named executive officers”) during the last two completed fiscal years.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Options ($) (1)	All Other Compensation ($)	Total
Kathleen Danenberg	2010	$400,000	$186,600	144,000	$24,000	$754,600
President & CEO	2009	$371,000	$145,000	50,582	$24,000	$590,582
Denise McNairn	2010	$255,000	$110,000	72,000	$0	$437,000
Vice President, General Counsel	2009	$238,500	$80,000	25,291	$0	$343,791
David O’Toole
Vice President, Chief Financial Officer	2010	$157,000	$100,000	180,000	$3,236	$440,236

(1) This column represents the aggregate grant date fair value of stock options granted to our named executive officers in each of 2010 and 2009, determined under FASB ASC Topic 718, Compensation — Stock Compensation. Assumptions used in the calculation of these amounts for 2010 are included in Note 7 to our financial statements for the year ended December 31, 2010.

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

The O’Toole Employment Agreement

We entered into an employment agreement with David O’Toole dated as of May 3, 2010, pursuant to which he serves in the positions of Vice President and Chief Financial Officer. The agreement had an initial term of one year and is now subject to automatic one-year renewal terms. Mr. O’Toole is to receive an initial base salary of $255,000 per year. Mr. O’Toole is also eligible to earn an annual bonus of up to 35% of his base salary based upon our meeting certain performance targets and his meeting personal objectives as agreed upon with the CEO and approved by our Board.  Mr. O’Toole’s agreement also provides for change in control benefits consisting of a cash payment that is equivalent to six (6) months’ base salary, to the extent that the change in control occurs during his first year of employment, or nine (9) months’ base salary, the  extent that the change in control occurs during his second or third year of employment.  The agreement also provides that, upon termination of his employment, Mr. O’Toole will receive payment for all then-accrued and unused paid time off in accordance with the Company’s paid time off policy and applicable law. The employment agreement also places customary confidentiality, assignment of inventions, and nonsolicitation obligations on Mr. O’Toole.

The McNairn Employment Agreement

We entered into an employment agreement with Denise McNairn on February 20, 2007, which was amended on May 29, 2007 and September 10, 2010, pursuant to which she serves in the positions of Vice President and General Counsel. The agreement had an initial term of three years and is now subject to automatic one-year renewal terms. Ms. McNairn is to receive an initial base salary of $225,000 per year. Ms. McNairn is also eligible to earn an annual bonus of up to 35% of her base salary based upon our meeting certain performance targets and her meeting personal objectives as agreed upon with the CEO and approved by our Board.  Ms. McNairn’s agreement also provides for change in control and severance benefits consisting of a cash payment that is equivalent to nine (9) months salary, in each case.  The agreement also provides that, upon termination of her employment, Ms. McNairn will receive payment for all then-accrued and unused paid time off in accordance with the Company’s paid time off policy and applicable law. The employment agreement also places customary confidentiality, assignment of inventions, and nonsolicitation obligations on Ms. McNairn.

Outstanding Equity Awards at Fiscal Year-End

The following table shows grants of stock options held by our named executive officers on December 31, 2010.

Name	Grant Date		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Options Exercise Price ($)	Option Expiration Date
Kathleen Danenberg	6/4/07		212,577	—	7.00	6/4/17
	6/17/08	(1)	7,190	4310	3.15	6/17/18
	9/17/08	(2)	46,875	28,125	3.05	9/17/18
	6/16/09	(2)	35,000	45,000	1.35	6/16/19
	7/13/10	(2)	20,000	60,000	2.71	7/13/20
Denise McNairn	6/4/07	(3)	53,459	17,820	7.00	6/4/17
	9/17/08	(2)	18,750	11,250	3.05	9/17/18
	6/16/09	(2)	17,500	22,500	1.35	6/16/19
	7/13/10	(2)	10,000	30,000	2.71	7/13/20
David O’Toole	5/4/10	(4)	0	100,000	2.21	5/4/20

(1) These options vest quarterly over the four-year period following the date of grant, subject to continued service on the board of directors.

(2) One quarter of these options vest immediately upon the date of grant and the remainder vest in four equal installments on the first four anniversaries of the date of grant.

(3) These options vest in four equal installments on the first four anniversaries of the date of grant. The options will vest immediately upon a change in control.

(4) These options vest in equal annual amounts over the four-year period following the date of grant.

Director Compensation

The following table shows the total compensation paid or accrued during the fiscal year ended December 31, 2010 to each of our non-employee directors.

	Fees Earned $ (1)	Option Awards $ (2)	Total
Gary D. Nusbaum (3)	$38,750	$20,700	$58,750
John C. Ferrara (4)	$39,500	$0	$39,500
Kirk. K. Calhoun (4)	$29,500	$20,700	$50,200
David M. Smith (4)	$20,000	$20,700	$40,700
Michael Serruya (4)	$20,000	$20,700	$40,700
Tom DeMeester, M.D. (4)	$20,000	$0	$20,000
Hubertus Spierings	$8,835	$0	$8,835
David. R. Gandara, M.D.	$8,335	$0	$8,835
Edith Mitchell, M.D.	$18,835	$20,700	$39,535
Jan Fagerberg, M.D.	$0	$20,700	$20,700
Michael Metzger	$0	$20,700	$20,700
Richard van den Broek	$0	$20,700	$20,700
David Wurzer	$0	$20,700	$20,700

(1) A full description of all fees paid to our directors is provided below. The cash portion of fees paid represent either a 100% of the annual retainer and 100% of the committee meeting fees described below or a pro-rated percentage of the annual retainer and 100% of the committee meeting fees described below.

(2) This column represents the aggregate grant date fair value of stock options granted to our directors in 2010, determined under FASB ASC Topic 718, Compensation — Stock Compensation. Assumptions used in the calculation of these amounts are included in Note 7 to our financial statements for the year ended December 31, 2010.

(3) The aggregate number of stock options outstanding for this director as of 12/31/10 was 46,000.

(4) The aggregate number of stock options outstanding for each of these directors as of 12/31/10 was 34,500.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The table below sets forth certain information as of April 29, 2011 about the Company’s Common Stock that may be issued upon the exercise of options and rights under all of our existing equity compensation plans (shares in thousands):

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,056,555	$3.77	806,844
Equity compensation plans not approved by security holders	—	—	—
Total	2,056,555	$3.77	806,844

Security Ownership of Directors and Management and Certain Beneficial Owners

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 29, 2011 by each of our named executive officers, each of our directors and director nominees, all of our current directors and executive officers as a group and each person, entity or group of affiliated person or entities known by us to own beneficially more than 5% of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. We deem shares of common stock that may be acquired by an individual or group within 60 days of April 29, 2011 pursuant to the exercise of options or warrants to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them based on information provided to us by these stockholders. Percentage of ownership is based on 18,361,720 shares of common stock outstanding on April 29, 2011.

Unless otherwise indicated by footnote, the address for each Beneficial Owner is: c/o Response Genetics, Inc., 1640 Marengo St., 6th Floor, Los Angeles, California 90033.

Name of Beneficial Owner	Number of Shares Beneficially Owned		Percentage Shares Beneficially Owned
Directors and Executive Officers
David Smith	1,400,609	(2)	7.6%
Michael Serruya	18,319	(2)	*
Kathleen Danenberg	764,188	(1)	4.0%
Gary D. Nusbaum	24,441	(2)	*
Kirk K. Calhoun	14,380	(2)	*
Jan Fagerberg, M.D.	-		*
Michael Metzger	-		*
Richard van den Broek	182,700	(3)	*
David Wurzer	-		*
Christine Meda	-		*
Denise McNairn	99,708	(2)	*
David O’Toole	3,500		*

All current executive officers and directors	2,507,845		13.6%
5% or More Stockholders
Clara Serruya	1,367,856	(4)	7.5%
Samuel Serruya	1,367,856	(5)	7.5%
AWM Investment Co, Inc.	3,350,174	(6)	18.3%
Lansdowne Partners Limited Partnership	3,658,676	(7)	19.9%
SRB Management, L.P.	1,639,801	(8)	8.9%

* Indicates ownership of less than 1%.

(1) Includes of 426,108 shares of common stock jointly owned by Ms. Danenberg and her husband, Peter Danenberg. Includes 338,080 shares of common stock issuable upon the exercise of options within 60 days of April 29, 2011.

(2) Includes amounts for stock options that have vested or will vest within 60 days of April 29, 2011.

(3) This number represents 182,700 shares of Common Stock held by HSMR Capital Partners QP LP.

(4) Includes 864,328 shares of common stock owned by her husband, Samuel Serruya, as to which Mrs. Serruya disclaims beneficial ownership.

(5) Includes 864,328 shares of common stock owned by his wife, Clara Serruya, as to which Mrs. Serruya disclaims beneficial ownership.

(6) According to Amendment No. 7 to the Schedule 13D filed by Austin W. Marxe and David M. Greenhouse on September 20, 2010, Mr. Marxe and Mr. Greenhouse have shared power to vote and dispose of or direct the disposition of 3,350,174 common shares. MGP Advisors Limited (“MGP”) is the general partner of the Special Situations Fund III QP, L.P. (“QP”). AWM Investment Company, Inc. (“AWM”) is the general partner of MGP, the general partner of and investment adviser to the Special Situations Cayman Fund, L.P. (“Cayman”) and the investment adviser to QP and the Special Situations Life Sciences Fund, L.P. (“LS”). Austin W. Marxe and David M. Greenhouse are the principal owners of MGP and AWM.  Through their control of MGP and AWM, Messrs. Marxe and Greenhouse share voting and investment control over the portfolio securities of each of the funds listed above, which include respectively 1,065,351 common shares held by QP, 1,158,651 common shares held by Cayman, and 1,126,172 common shares held by LS. The principal address for AWM Investment Co. is 527 Madison Ave. #2600, New York, NY 10022.

(7) According to Schedule 13G/A filed by Lansdowne Partners Limited Partnership on February 14, 2011, 3,658,676 common shares are held in the account of Lansdowne UK Strategic Investment Master Fund Limited (the "Master Fund") and may be deemed to be beneficially owned by Lansdowne Partners Limited Partnership by virtue of its role as the investment advisor of the Master Fund.  Lansdowne Partners Limited Partnership disclaims beneficial ownership of the reported securities.  The principal address for Lansdowne Partners Limited Partnership is 15 Davies Street, London, United Kingdom W1K 3AG.

(8) Includes 1,022,927 shares of common stock owned by Becker Drapkin QP ("Becker Drapkin QP"), 120,691 shares of common stock owned by Becker Drapkin LP (“Becker Drapkin L.P."), 381,679 shares of common stock owned by Mr. Steven R. Becker and 114,504 shares of common stock owned by Mr. Matthew A. Drapkin.  According to Amendment No. 3 to the Schedule 13D filed on November 1, 2010, Becker Drapkin Management (“BD Management”), as the general partner of, and investment manager for the Becker Drapkin QP and Becker Drapkin LP (“Becker Drapkin Fund”), may be deemed to have the shared power to vote or direct the vote of the Becker Drapkin Fund shares. As co-managing members of BCA, each of Mr. Becker and Mr. Drapkin may be deemed to have the shared power to vote or direct the vote of any shares owned by BCA. BD Management, BCA, Becker Drapkin QP., Becker Drapkin LP , Mr. Becker and Mr. Drapkin disclaim any beneficial ownership of any common stock referenced herein, other than shares of common stock owned directly by them.  The principal address for SRB Management is 300 Crescent Court, Suite 1111 Dallas, TX 75201.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

DIRECTOR INDEPENDENCE

Our Board of Directors has reviewed the materiality of any relationship that each of our directors has with Response Genetics, Inc., either directly or indirectly. Based upon this review, our Board has determined that the following members of the Board are “independent directors” as defined by The NASDAQ Stock Market: Kirk K. Calhoun, Jan Fagerberg, M.D., Michael Metzger, Gary D. Nusbaum, Richard van den Broek and David Wurzer.

RELATED PARTY TRANSACTIONS

The Board of Directors has adopted a written policy requiring that any transaction involving the Company in which one of our directors, executive officers, or greater than five percent shareholders, or the immediate family members of any of the foregoing persons, has a direct or indirect material interest, be approved or ratified by a majority of the full Board or by a designated committee of the Board.

The Board has designated the Audit Committee as having responsibility for reviewing and approving, in advance, all such transactions.  In determining whether to approve or ratify any such transaction, the Audit Committee must consider, in addition to other factors deemed appropriate, whether the transaction is in the best interests of the Company and on terms comparable to those involving unrelated parties. No member of the Audit Committee may participate in any review, approval or ratification of any transaction if he or she, or his or her immediate family member, has a direct or indirect material interest in the transaction.

The following is a description of transactions that were entered into with our executive officers, directors or 5% stockholders during the prior fiscal year. We believe that all of the transactions described below were made on terms no less favorable to us than could have been obtained from unaffiliated hired parties.

Royalty Payment Related to University of Southern California

While employed at USC, Kathleen Danenberg, our Chief Executive Officer and a director, developed and patented (RGI−1). USC retains ownership of this patent but has exclusively licensed this technology to us. In consideration for this license, we are obligated to pay as royalties to USC a percentage of the net sales of products or services using the technology, and to meet a certain minimum in royalty payments. Pursuant to USC policy, the inventors of technology owned by the University and then licensed for commercialization are paid a portion of royalties received by the University from the licensed technology. USC therefore pays a portion of royalties received from us to Ms. Danenberg in recognition of her invention. Amounts paid to Ms. Danenberg by USC amounted to $5,465 and $32,758, for the years ended December 31, 2009 and 2010, respectively.

Other Transactions

Liga Danenberg, Mrs. Danenberg’s daughter, is employed by the Company as IT Director. In 2010, she was paid an aggregate salary and bonus of $107,685, plus granted options to purchase 3,750 shares of the Company’s common stock at an exercise price of $2.71 per share as well as provided benefits under the Company’s benefits program. Peter Danenberg, Mrs. Danenberg’s son, is employed as a Software Architect of the Company. He received an aggregate salary and consulting services fees of $174,474 for the year ended December 31, 2010.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

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

Change In Independent Registered Public Accounting Firm

On July 14, 2009, the Company dismissed SingerLewak LLP as independent registered public accounting firm for the Company. The decision to dismiss SingerLewak LLP was approved by the Audit Committee.  Based on the recommendation of the Audit Committee, the Company approved the decision to engage BDO USA, LLP as its new principal independent registered public accounting firm and the change in auditors became effective on July 17, 2009.

Audit Services And Fees

The professional services provided by BDO USA, LLP and the aggregate fees for those services rendered during the years ended December 31, 2010 and 2009 were as follows:

	2010	2009
Audit Fees	$197,970	$223,032
Audit Related Fees	-	—
Tax Fees	$17,750	—
All Other Fees	—	—
Total	$215,720	$223,032

The professional services provided by SingerLewak LLP and the aggregate fees for those services rendered during the year ended December 31, 2009 were as follows:

2009
Audit Fees	$241,449
Audit Related Fees	—
Tax Fees	—
All Other Fees	—
Total	$241,449

Part IV.

Item 15. Exhibits and Financial Statement Schedules.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Section 906

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 29, 2011.

Response Genetics, Inc.

Date: April 29, 2011	/s/Kathleen Danenberg
By: Kathleen Danenberg
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities on April 29, 2011.

	Signatures	Title	Date
By:	/s/ Kathleen Danenberg	Chief Executive Officer (principal executive officer) and	April 29, 2011
	Kathleen Danenberg	Director
By:	/s/ David O’Toole	Vice President and Chief Financial Officer (principal	April 29, 2011
	David O’Toole	financial and accounting officer)
By:	/s/ Kirk Calhoun	Chairman of the Board	April 29, 2011
Kirk Calhoun
By:	/s/ Jan Fagerberg, M.D.	Director	April 29, 2011
Jan Fagerberg, M.D.
By:	/s/ Michael Metzger	Director	April 29, 2011
Michael Metzger
By:	/s/ Gary D. Nusbaum	Director	April 29, 2011
Gary D. Nusbaum
By:	/s/ Michael Serruya	Director	April 29, 2011
Michael Serruya
By:	/s/ David M. Smith	Director	April 29, 2011
David M. Smith
By:	/s/ Richard van den Broek	Director	April 29, 2011
Richard van den Broek
By:	/s/ David Wurzer	Director	April 29, 2011
David Wurzer