Form 10-Q
period 2011-03-31
RESPONSE GENETICS INC
filed 2011-05-12
CIK 1124608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(MARK ONE)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
Yes ☐ No ☒

On March 31, 2011, there were 18,361,720 shares of common stock, $.01 par value per share, issued and outstanding.

Response Genetics, Inc.

Form 10-Q
Table of Contents

		Page
		Number
Part I.	Financial Information

Item 1.	Financial Statements
	Consolidated Balance Sheets — December 31, 2010 and March 31, 2011 (Unaudited)	1

	Unaudited Consolidated Statements of Operations and Comprehensive Loss — Three months ended March 31, 2010 and 2011	2

	Unaudited Consolidated Statements of Cash Flows —three months ended March 31, 2010 and 2011	3

	Notes to Unaudited Consolidated Financial Statements	4 - 19

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	20

Item 3.	Qualitative and Quantitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	28

Part II.	Other Information

Item 1.	Legal Proceedings	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3.	Defaults Upon Senior Securities	29

Item 4.	(Removed and Reserved)	29

Item 5.	Other Information	29

Item 6.	Exhibits	29

Signatures		30
Exhibit Index

	EX-31.1 (Certification required under Section 302 of the Sarbanes-Oxley Act of 2002)
	EX-31.2 (Certification required under Section 302 of the Sarbanes-Oxley Act of 2002)
	EX-32 (Certification required under Section 906 of the Sarbanes-Oxley Act of 2002)

ii

RESPONSE GENETICS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2010	March 31, 2011
		(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$4,120,074	$1,924,367
Accounts receivable	4,733,698	6,101,000
Prepaid expenses and other current assets	941,981	611,715
Total current assets	9,795,753	8,637,082
Property and equipment, net	805,817	879,402
Total assets	$10,601,570	$9,516,484
LIABILITIES, COMMON STOCK CLASSIFED OUTSIDE OF STOCKHOLDERS’ EQUITY (DEFICIT) AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$1,247,151	$1,026,936
Accrued expenses	1,075,636	477,287
Accrued royalties	809,694	1,066,135
Accrued payroll and related liabilities	1,271,037	1,216,409
Deferred revenue	1,518,696	1,157,008
Total current liabilities	5,922,214	4,943,775

Deferred revenue, net of current portion	100,070	70,487
Total liabilities	6,022,284	5,014,262

Commitments and contingencies

Common stock classified outside of stockholders’ equity (deficit)	7,854,682	7,854,682

Stockholders’ equity (deficit)
Common stock, $0.01 par value; 50,000,000 shares authorized; 15,297,183 and 18,316,156 shares issued and outstanding at December 31, 2010 and March 31, 2011, respectively	122,942	122,529
Additional paid-in capital	40,612,785	40,824,815
Accumulated deficit	(43,817,163)	(44,074,053)
Accumulated other comprehensive loss	(193,960)	(225,751)
Total stockholders’ equity (deficit)	(3,275,396)	(3,352,460)
Total liabilities and stockholders’ equity (deficit)	$10,601,570	$9,516,484

The accompanying notes are an integral part of these consolidated financial statements.

RESPONSE GENETICS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended March 31
	2010	2011
Net Revenue	$3,696,908	$5,927,575
Operating expenses:
Cost of revenue	2,133,808	2,700,922
Selling and marketing	1,415,871	1,439,125
General and administrative	1,662,713	1,877,346
Research and development	572,184	164,342
Total operating expenses	5,784,576	6,181,735
Operating loss	(2,087,668)	(254,160)
Other income (expense):
Interest expense	(3,866)	(2,783)
Interest income	99	52
Other	(1,854)	—
Loss before provision for income taxes	(2,093,289)	(256,891)
Provision for income taxes	1,256	—
Net loss	$(2,094,545)	$(256,891)

Unrealized gain (loss) on foreign currency translation	(12,421)	(42,778)
Total comprehensive loss	$(2,106,966)	$(299,669)
Net loss per share — basic and diluted	$(0.13)	$(0.01)
Weighted-average shares — basic and diluted	16,198,788	18,358,892

The accompanying notes are an integral part of these consolidated financial statements.

RESPONSE GENETICS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2010	2011
Cash flows from operating activities:
Net loss	$(2,094,545)	$(256,891)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	82,527	99,000
Share-based compensation	119,146	206,206
Bad debt expense	104,414	140,218
Loss on sale of property and equipment	1,854	—
Changes in operating assets and liabilities:
Accounts receivable	(607,595)	(1,507,520)
Prepaid expenses and other current assets	(43,373)	330,265
Accounts payable	277,042	(220,215)
Accrued expenses	235,074	(598,349)
Accrued royalties	122,201	256,441
Accrued payroll and related liabilities	410,084	(54,627)
Deferred revenue	(344,777)	(391,271)
Net cash used in operating activities	(1,737,948)	(1,996,743)
Cash flows from investing activities:
Purchases of property and equipment	(96,153)	(172,585)
Cash flows from financing activities:
Net proceeds from issuance of common stock	3,879,403	—
Proceeds on exercise of stock options	—	5,411
Net cash provided by financing activities	3,879,403	5,411
Effect of foreign exchange rates on cash and cash equivalents	(12,421)	(31,790)
Net increase (decrease) in cash and cash equivalents	2,032,881	(2,195,707)
Cash and cash equivalents:
Beginning of period	7,058,365	4,120,074
End of period	$9,091,246	$1,924,367
Cash paid during the period for:
Income taxes	$—	$—
Interest	$3,866	$2,783

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

Since its inception, the Company has devoted substantial effort in developing its product and has incurred losses and negative cash flows from operations, and March 31, 2011 has an accumulated deficit of $44,074,053. The Company is forecasting continued losses and negative cash flows as it funds its selling and marketing activities and research and development programs.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the fiscal year. The financial statements should be read in conjunction with the Company’s audited December 31, 2009 and 2010 consolidated financial statements and accompanying notes included in the Company’s Form 10-K and 10-KA previously filed with the SEC.

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

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies - (continued)

Accounts Receivable

Clinical Accounts Receivable

The Company invoices its clients as specimens are processed and any other contractual obligations are met. The Company’s contracts with clients typically require payment within 45 days of the date of invoice. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its clients to make required payments. The Company specifically analyzes accounts receivable and historical bad debts, client credit, current economic trends and changes in client payment trends when evaluating the adequacy of the allowance for doubtful accounts. Account balances are charged-off against the allowance when it is probable the receivable will not be recovered. To date, the Company’s clients have primarily been large pharmaceutical companies. As a result, bad debts to date have been minimal. Pharmaceutical company accounts receivable as of December 31, 2010 and March 31, 2011 were $1,694,130 and $3,017,360, respectively. There were no allowances for doubtful accounts recorded against these accounts receivable at December 31, 2010 and March 31, 2011.

ResponseDX Accounts Receivable

Response DX accounts receivable are recorded from three primary payors: Medicare, third party and private payors (Private Payors), based upon their respective applicable billing rates. ResponseDX accounts receivable related to Medicare are recorded at established billing rates less an estimated billing adjustment, based on reporting models utilizing historical cash collection percentages and updated for current effective reimbursement factors. Beginning with the second quarter of 2010, as discussed in our Revenue Recognition accounting policy, ResponseDX accounts receivable related to Private Payors are recorded at established billing rates less an estimated billing adjustment reflecting historical collections patterns. Prior to the quarter ended June 30, 2010, the Company did not record accounts receivable related to Private Payors as the related revenue was recorded on a cash basis. Management performs ongoing valuations of accounts receivable balances based on management’s evaluation of historical collection experience and industry trends. Based on the historical experience for our Medicare accounts, management has determined that billings over one year are unlikely to be collected. The Company has not recorded an allowance for doubtful accounts of March 31, 2011. During the three months ended March 31, 2010 and March 31, 2011, the Company recorded bad debt expense of $104,414 and $140,218.

ResponseDX accounts receivable as of December 31, 2010 and March 30, 2011, consisted of the following:

	December 31, 2010	March 31, 2011
		(Unaudited)
Net Medicare receivable	$1,092,386	$856,596
Net Private Payor receivable for ResponseDX revenues from April 1, 2010 to March 31, 2011	1,726,154	2,221,756
Net Private Payor receivable for ResponseDX revenues through March 31, 2010	334,866	—
Other	—	5,288
	3,153,406	3,083,640
Allowance for doubtful accounts - Medicare	(113,838)	—
Net ResponseDX accounts receivable	$3,039,568	$3,083,640

The receivable for Medicare is net of contractual allowances. The receivables for Private Payors are net of an allowance to reflect the estimated collection percentage established from historical collection data.

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies - (continued)

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the double declining balance and straight-line methods over the estimated useful lives of the assets. The Company has determined the estimated useful lives of its property and equipment, as follows:

Laboratory equipment	5 to 7 years
Furniture and Equipment	5 to 7 years
Leasehold Improvements	Shorter of the useful life or the lease term (5 to 7 years)

Maintenance and repairs are charged to expense as incurred. The cost and accumulated depreciation of assets sold or otherwise disposed of are removed from the related accounts and the resulting gain or loss is reflected in the statements of operations. As of December 31, 2010 and March 31, 2011, the Company has capitalized costs related to database software development (see Note 3). The Company has not yet placed this database into service and accordingly has not depreciated this software development cost. The Company intends to place this database software cost into service in 2011 and begin amortizing those costs in accordance with ASC 350-40, Internal-Use Software , (formerly SOP 98-1). The amortization period will be three years using the straight line method.

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

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies - (continued)

Revenue Recognition – (continued)

For accounting purposes, the change from the cash basis to the accrual basis of recording revenue for ResponseDX tests paid by Private Payors, is considered a change in accounting estimate leading to a change in accounting principle. The change in accounting estimate was derived from the establishment of a reasonable basis to estimate the amount to be collected from certain Private Payors. This change in estimate resulted in the change in accounting principle from the cash basis to the accrual basis of revenue recognition for ResponseDX tests paid by Private Payors. Accordingly, the Company has recorded in the second quarter of 2010 a one-time adjustment to increase revenue by $1,507,187, which represents the amount of ResponseDX tests completed in prior periods for which cash payment under the former revenue recognition method had not been received as of April 1, 2010. Since all sales of Response DX tests are on the accrual basis from April 1, 2010, the Company does not expect any such future one-time adjustments to revenue. The revenue recorded from ResponseDX sales to Private Payors for the three months ended March 31, 2010 and March 31, 2011 was $1,720,250 and $3,100,273, respectively. As a result of the conversion from the cash basis to the accrual basis of recording revenue for ResponseDX tests paid by Private Payors, the Company recognized a total of $164,833 more in revenue during the three months ended March 31, 2011, respectively, than it would have recognized had the Company continued to recognize such amounts on the cash basis during this same period.

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

The following details ResponseDX revenue for the three months ended March 31, 2010 and 2011:

	Three Months
	Ended March 31,
	(Unaudited)
	2010	2011

Net Medicare revenue	$906,785	$1,148,963

Private Payor revenue through March 31, 2011	—	1,951,310

Revenue recorded on the cash basis prior to April 1, 2010	717,284	—

NeoGenomics Laboratories revenue	90,685	—

Other	5,496	—

Net ResponseDX revenue	$1,720,250	$3,100,273

2. Summary of Significant Accounting Policies - (continued)

Revenue Recognition – (continued)

The following table provides details of ResponseDX revenue for the three months ended March 31, 2010 and 2011 based upon the former cash basis revenue recognition policy relating to Private Payors. This table is presented to provide the amount of revenue recognized if the change to the accrual basis of revenue recognition for Private Payors had not occurred effective April 1, 2010:

	Three Months
	Ended March 31,
	(Unaudited)
	2010	2011

Net Medicare revenue	$906,785	$1,305,883

Neogenomics Laboratories revenue	90,685	—

Revenue recognized on the cash basis	717,284	1,629,557

Other	5,496	—

Net ResponseDX revenue	$1,720,250	$2,935,440

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

ASC 740, Income Taxes, clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. As of December 31, 2010 and March 31, 2011, the Company does not have a liability for unrecognized tax benefits. The Company recognizes interest and penalties associated with tax matters as part of the income tax provision and includes accrued interest and penalties with the related tax liability in the balance sheet.

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

Comprehensive Loss

Comprehensive loss encompasses the change in equity from transactions and other events and circumstances from non-owner sources and the Company’s net loss. The components of comprehensive loss and accumulated other comprehensive loss comprise net loss and foreign currency translation adjustments as of December 31, 2010 and March 31, 2011, and for the three months ended March 31, 2010 and 2011.

Fair Value of Financial Instruments

Cash and cash equivalents are stated at cost, which approximates fair market value. Cash equivalents consist of money market accounts, with fair values estimated based on quoted market prices. For additional information see Note 14.

Selling and Marketing Costs

The Company markets its services through its advertising activities in trade publications and on line. Advertising costs are included in selling and marketing expenses on the statements of operations and are expensed as incurred. Advertising costs for the three months ended March 31, 2010 and 2011 were $146,301 and $49,882, respectively.

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

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies - (continued)

Concentration of Credit Risk and Clients and Limited Suppliers

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances. All of our non-interest bearing cash balances were fully insured at March 31, 2011 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and our non-interest bearing cash balances may again exceed federally insured limits. In addition, the Company has invested its excess cash in money market instruments which are not insured under the Federal Deposit Insurance Corporation but are insured under the Securities Industry Protection Corporation. At March 31, 2011, the Company had $1,600,885 of cash in money market instruments and has not incurred any losses on these cash balances. At March 31, 2011, $184,102 of cash was held outside of the United States and is uninsured.

Revenue sources that account for greater than 10 percent of total revenue are provided below.

	Three Months Ended March 31,
	2010		2011
	(Unaudited)
	Revenue	Percent of Total Revenue	Revenue	Percent of Total Revenue

GlaxoSmithKline and GlaxoSmithKline Biologicals	$1,573,434	43%	$2,500,689	42%

Medicare, net of contractual allowances	$906,785	14%	$1,148,963	19%

Customers that account for greater than 10 percent of accounts receivable are provided below.

	As of December 31, 2010		As of March 31, 2011
			(Unaudited)
	Receivable Balance	Percent of Total Receivables	Receivable Balance	Percent of Total Receivables

GlaxoSmithKline and GlaxoSmithKline Biologicals	$1,305,829	28%	$2,926,630	48%

Medicare, net of contractual allowances	$1,092,386	23%	$856,597	14%

Many of the supplies and reagents used in the Company’s testing process are procured by a limited number of suppliers. Any supply interruption or an increase in demand beyond the suppliers’ capabilities could have an adverse impact on the Company’s business. Management believes it can identify alternative sources, if necessary, but it is possible such sources may not be identified in sufficient time to avoid an adverse impact on its business. Refer also to Note 6 for further discussion regarding these supply agreements. The Company purchases certain laboratory supplies and reagents primarily from two suppliers. Purchases from the top two of those companies accounted for approximately 57% and 82% of the Company’s reagent purchases for the three months ended March 31, 2010 and 2011, respectively.

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies - (continued)

Recent Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements, amends FASB ASC 820-10, Fair Value Measurements and Disclosures, and requires new disclosures about transfers into and out of Level 1 and 2 of the fair value hierarchy and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements.  It is effective for interim and annual reporting periods beginning after December 15, 2009, except for the Level 3 measurement disclosures, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  Early adoption is permitted. The adoption of this guidance did not have a material effect on our results of operations or financial position.

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

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements: a consensus of the FASB Emerging Issues Task Force (ASU 2009-13). ASU 2009-13 establishes a selling-price hierarchy for determining the selling price of each element within a multiple-deliverable arrangement. Specifically, the selling price assigned to each deliverable is to be based on vendor-specific objective evidence (VSOE) if available, third-party evidence, if VSOE is unavailable, and estimated selling prices if neither VSOE or third-party evidence is available. In addition, ASU 2009-13 eliminates the residual method of allocating arrangement consideration and instead requires allocation using the relative selling price method. ASU 2009-13 will be effective prospectively for multiple-deliverable revenue arrangements entered into, or materially modified, in fiscal years beginning on or after June 15, 2010. The adoption of this guidance did not have a material effect on our results of operation or financial position.

3. Property and Equipment

Property and equipment consists of the following:

	December 31, 2010	March 31, 2011
		(Unaudited)
Laboratory equipment	$2,389,339	$2,513,824
Furniture and equipment	735,731	745,578
Leasehold improvements	194,899	194,899
Software development	107,062	145,315
Total	3,427,031	3,599,616
Less: Accumulated depreciation and amortization	(2,621,214)	(2,720,214)
Total property and equipment, net	$805,817	$879,402

Depreciation expense, included in cost of revenue, general and administrative expenses, and research and development expenses, for the three months ended March 31, 2010 and 2011 was $82,527 and $99,000, respectively.

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4. Loss Per Share

The Company calculates net loss per share in accordance with ASC 260, Earnings Per Share,. Under the provisions of ASC 260, basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock and dilutive common stock equivalents then outstanding. Common stock equivalents consist of shares of common stock issuable upon the exercise of stock options and warrants.

The following table sets forth the computation for basic and diluted loss per share:

	Three Months Ended March 31,
	2010	2011
	(Unaudited)

Numerator:
Net loss	$(2,094,545)	$(256,891)
Numerator for basic and diluted earnings per share	$(2,094,545)	$(256,891)
Denominator:
Denominator for basic and diluted earnings per share — weighted-average shares	16,198,788	18,358,892
Basic and diluted loss per share	$(0.13)	$(0.01)

Outstanding stock options and warrants to purchase 1,796,316 shares and 1,861,556 shares for the periods ended March 31, 2010 and 2011, respectively, of which 100,000 warrants are included in these amounts for 2010 and 2011, were excluded from the calculation of diluted loss per share as their effect would have been antidilutive.

5. Commitments and Contingencies

Operating Leases

The Company leases office and laboratory space under a noncancelable operating lease that expires on March 31, 2012. The lease contains two two-year options to extend the term of the lease and contains annual scheduled rate increases tied to the Consumer Price Index for the Los Angeles/Long Beach California metropolitan area. The Company also leases space at 103 South Carroll Street, Suite 2b, Fredrick, Maryland 21701, for administrative purposes. This lease has been extended through December 31, 2011 at a rate of $1,500 per month.   Rent expense, included in cost of revenue, general and administrative, and research and development was $102,867 and $131,221 for the three months ended March 31, 2010 and 2011, respectively.

Future minimum lease payments by year and in the aggregate, under the Company’s noncancelable operating leases, consist of the following at March 31, 2011:

Period Ending March 31, 2011,
Remainder of 2011	$358,790
2012	162,778
Thereafter	—
Total	$521,568

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5. Commitments and Contingencies – (continued)

Guarantees

The Company enters into indemnification provisions under its agreements with other counterparties in its ordinary course of business, typically with business partners, clients and landlords. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities. These indemnification provisions generally survive termination of the underlying agreement. The Company reviews its exposure under these agreements no less than annually, or more frequently when events indicate. The Company believes the estimated fair value of these agreements is minimal as historically, no payments have been made by the Company under these indemnification obligations. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2010 and March 31, 2011.

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

In consideration for this license, the Company agreed to pay to USC royalties based on a percentage of the revenues generated by the use of RGI-1 and related technology. Royalty expense included in cost of revenue relating to this agreement amounted to $96,562 and $125,898 for the three months ended March 31, 2010 and 2011, respectively.

License Agreement with Roche Molecular Systems (“Roche”)

In July 2001, the Company entered into a diagnostic services agreement with Roche to provide the Company with access to Roche’s patented PCR technology. In November 2004, this agreement was replaced by a non-exclusive license to use Roche’s PCR, homogenous PCR, and reverse transcription PCR processes. In consideration for these rights, the Company is obligated to pay royalties to Roche, based on a percentage of net sales of products or services that make use of the PCR technology. Royalty expense included in cost of revenue relating to this agreement amounted to $130,495 and $130,544 for the three months ended March 31, 2010 and 2011, respectively.

In November 2004, the Company entered into an agreement with Roche, pursuant to which the Company is collaborating with Roche to produce commercially viable assays used in the validation of genetic markers for pharmaceutical companies. Specifically, the Company has licensed the rights to Roche to use the pre-diagnostic assays the Company develops in the course of using its RNA-extraction technologies to provide testing services to pharmaceutical companies and to produce diagnostic kits that then can be sold commercially to those pharmaceutical companies. Roche is required to pay the Company royalties of a certain percentage of net sales of such diagnostic kits sold to pharmaceutical companies. Through March 31, 2011, Roche has not been required to pay any royalties to the Company pursuant to this agreement.

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

Revenue recognized from Taiho was $307,925 and $298,825 for the three months ended March 31, 2010 and 2011, respectively.

Services Agreement with SmithKline Beecham Corporation (d.b.a. GlaxoSmithKline or “GSK”)

In January 2006, the Company entered into an agreement with GSK, a leading pharmaceutical manufacturer, pursuant to which the Company provides services in connection with profiling the expression of various genes from a range of human cancers. Under the agreement, the Company will provide GSK with testing services as described in individual protocols and GSK will pay the Company for such services based on the pricing schedule established for each particular protocol. GSK is obligated to make minimum annual payments to the Company under the agreement and also was obligated to make a non-refundable upfront payment to the Company, to be credited against work undertaken pursuant to the agreement. In January 2006, the Company received an upfront payment of $2,000,000 which was initially recorded as deferred revenue. The timing of the recognition of these amounts is dependent upon when GSK submits the specimens for testing. The Company recognized $50,217 and $1,014,983 for the three months ended March 31, 2010 and 2011, respectively.

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

The amount of deferred revenue recognized for this agreement for the period ending March 31, 2011 is $30,582. There is no amount of deferred revenue remaining for the Amended and Restated Master Service Agreement signed in December 2008.

Non-Exclusive License Agreement with GSK

In March 2010, the Company entered into a non-exclusive license agreement with GSK.  Under the agreement, the Company granted GSK a non-exclusive, sublicenseable license to its proprietary PCR analysis technology and diagnostic expertise to assess BRAF gene mutations in human tumor samples.  As part of the agreement, the Company received a non-refundable technology access fee in consideration for the transfer of the Company’s technology to GSK. The agreement also contains milestone provisions which would allow the Company to earn further payments from GSK.  The Company had not earned any milestone payments from GSK as of March 31, 2011.

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

For each calendar quarter of 2009 and the first two quarters of 2010, €200,000 of the existing credit shall apply to all services rendered to GSK Bio during such calendar quarter.  Pursuant to the Amended and Restated Agreement, GSK Bio has extended the term of the agreement for an additional one-year period through December 31, 2011.  As provided in the Amended and Restated Agreement, the remaining balance of the existing credit of approximately €1,357,800 was divided into six equal quarterly amounts and will be applied to all services rendered to GSK Bio in each of the last two quarters of 2010 and the four calendar quarters of 2011.  In the first quarter of 2011, the amount of the credit to be applied to all services rendered to GSK Bio is €226,300. In all cases, GSK Bio shall remit payment to the Company for all services rendered to GSK Bio in any such calendar quarter that is in excess of the applicable credit amount.  In the event the amount of services rendered to GSK Bio in a calendar quarter does not exceed the applicable credit amount, the existing credit for the following calendar quarter shall be increased by such unused amount.

The Amended and Restated Agreement further provides that the Company shall provide additional services on a fee-for-service basis, upon GSK Bio’s written request, relating to the bridging of assays/diagnostic tests to third parties that develop, manufacture and sell the commercial diagnostic tests to be used with certain of GSK Bio’s products. The amount of deferred revenue for this agreement at December 31, 2010 and March 31, 2011 is $1,333,186 and $999,888, respectively.  The timing of the recognition of these amounts is dependent upon when GSK Bio submits the specimens for testing. The Company recognized revenue of $1,023,217 and $1,485,706 relating to the GSK Bio agreement for the three months ended March 31, 2010, and 2011, respectively, but only $333,296 was recorded against the deferred revenue balance.

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

This agreement has an initial term of five years, with an automatic renewal for an additional three-year term unless either party gives 90 days notice in advance of the renewal date of its intent not to renew. Pursuant to the agreement, SBC will receive a percentage of the gross margin, as defined in the agreement, collected from the Company’s clients in China as compensation for its testing services performed. No testing services performed for the three months ended March 31, 2010. For the three months ended March 31, 2011, the amount of gross  margin due to SBC for testing services performed totaled to $74,853, respectively.

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

This Agreement has an initial term expiring on March 31, 2010, with an automatic renewal for one year at the end of the original period under the same terms and conditions. Pursuant to the agreement, Hitachi will receive a percentage of the revenue collected from the Company's clients in the Territory for its testing services performed which totaled $302,644 and $240,971 for the three months ended March 31, 2010 and 2011, respectively.

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7. Stock Option Plan

In March 2000, the Company adopted a Stock Option Plan (the “2000 Plan”) as approved by its board of directors. Under the 2000 Plan, the Company may grant options to acquire up to 1,600,000 shares of common stock. In connection with the adoption of the 2006 Employee, Director and Consultant Stock Plan, as further discussed below, the Company will grant no additional options under its 2000 Plan under which options to purchase 190,000 shares remained outstanding as of March 31, 2011. Although no more options may be granted under the 2000 Plan, the terms of the 2000 Plan continue to apply to all outstanding options. The Company also granted options to purchase 16,000 shares of common stock to two consultants which were granted under separate agreements outside of the 2000 Plan.

On October 26, 2006, the Board of Directors of the Company approved, and on May 1, 2007, reapproved the adoption of the 2006 Employee, Director and Consultant Stock Plan (the “2006 Stock Plan”). The stockholders approved the 2006 Stock Plan on June 1, 2007. The initial number of shares which may be issued from time to time pursuant to this Plan is 2,160,000 shares of common stock.  In addition, on the first day of each fiscal year of the Company during the period beginning in fiscal year 2008, and ending on the second day of fiscal year 2017, the number of shares that may be issued from time to time pursuant to the Plan shall be increased by 200,000 shares.  The initial number of shares available for issuance of 2,160,000 increased by 200,000 in 2008, 2009 and 2010, resulting in the total number of shares that may be issued as of January 1, 2011 to be 2,760,000.  As of March 31, 2011, there were 898,444 options available to grant under the 2006 Stock Plan.

Employee options vest according to the terms of the specific grant and expire 10 years from the date of grant. Non-employee option grants to date vest typically over a 2 to 3 year period. The Company had 1,861,555 options outstanding at a weighted average exercise price of $3.92 at March 31, 2011. There were 891,778 non-vested stock options with a weighted average grant date fair value of $1.26 outstanding at March 31, 2011.  As of March 31, 2011, there was $1,122,736 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted-average period of 2.51 years.

The Company estimated share-based compensation expense for the three months ended March 31, 2011 using the Black-Scholes model with the following weighted average assumptions:

2011
Risk free interest rate	3.01%
Expected dividend yield	—
Expected volatility	121%
Expected term (in years)	6.25
Forfeiture rate	7.5%

 * The Company did not issue any grants for the three months ended March 31, 2010

The following table summarizes the stock option activity for the three months ended March 31, 2011:

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2010	1,995,280	$4.18	7.62	$446,501
Granted (Unaudited)	100,721	$2.29
Exercised (Unaudited)	(4,314)	$1.35
Forfeited (Unaudited)	(230,131)	$5.49
Outstanding, March 31, 2011 (Unaudited)	1,861,556	$3.92	7.72	$342,391
Exercisable, March 31, 2011 (Unaudited)	970,378	$5.05	6.90	$140,214

Information about stock-based compensation included in the results of operations for the three months ended March 31, 2010 and 2011 are as follows:

	Three Months Ended March 31,
	(Unaudited)
	2010	2011
Cost of revenue	$33,578	$74,236
Research and development	6,228	5,110
Sales and marketing	—	8,258
General and administrative	79,340	117,438
Totals	$119,146	$205,042

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

There were no warrants granted during the three months ended and March 31, 2010 and 2011.  As of March 31, 2011, all of the warrants were outstanding and exercisable and had a remaining contractual life of 1.25 years.

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

We file U.S. federal, U.S. state, and foreign tax returns. Our major tax jurisdictions are U.S. federal and the State of California and are subject to tax examinations for the open years from 2001 through March 31, 2011.

10. Related Party Transactions

While employed at USC, Kathleen Danenberg, president, chief executive officer and director, developed and patented (United States Patent 6,248,535; Danenberg , et al., Method For Isolation of RNA From Formalin-Fixed Paraffin-Embedded Tissue Specimens) an extraction method that allowed reliable and consistent isolation of RNA from FFPE suitable for RT-PCR. USC retains ownership of this patent but has exclusively licensed this technology to the Company. In consideration for this license, the Company is obligated to pay royalties to USC, as a percentage of net sales of products or services using the technology, and to meet a certain minimum in royalty payments. Pursuant to USC policy, the inventors of technology owned by the University and then licensed for commercialization are paid a portion of royalties received by the University from the licensed technology. USC therefore pays a portion of royalties received from the Company to Mrs. Danenberg in recognition of her invention.  Mrs. Danenberg was paid $14,593 for the three months ended March 31, 2010.  For the three months ended March 31, 2011, Mrs. Danenberg received no compensation under this agreement.

11. Segment Information

The Company operates in a single reporting segment, with an operating facility in the United States.

The following enterprise wide disclosure was prepared on a basis consistent with the preparation of the consolidated financial statements. The following tables contain certain financial information by geographic area:

	Three Months Ended March 31,
Net Revenue:	2010	2011
	(Unaudited)
United States	$2,365,766	$4,140,372
Europe	1,023,217	1,488,378
Japan	307,925	298,825
	$3,696,908	$5,927,575

Long-lived assets:	December 31, 2010	March 31, 2011 (Unaudited)
United States	$805,817	$879,402

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

12.  U.K. Operations

There are no current operations in the U.K. subsidiary. The operating costs related to the U.K. subsidiary were $3,405 and $3,658 for the three months ended March 31, 2010 and 2011, respectively, included in the general and administrative expenses in the accompanying statements of operations.

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

As of December 31, 2010 and March 31, 2011, a total of $7,854,682 of common stock was classified outside of stockholders’ equity (deficit).

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

As of March 31, 2011, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis, including its cash and cash equivalents. The fair value of these assets and liabilities was determined using the following inputs in accordance with ASC 820 at March 31, 2011:

	Fair Value Measurement as of March 31, 2011
	Total	Level 1	Level 2	Level 3
Description	$	$	$	$
Money market accounts (1)	1,600,885	1,600,885	-	-

(1)	Included in cash and cash equivalents on the accompanying consolidated balance sheet.

15. Subsequent Events

           On May 6, 2011, the Company issued 1,175,512 shares of its common stock at a price of $1.99 per share in a registered direct public offering to certain institutional investors and expects to receive net proceeds of approximately $2.2 million from the sales, after deducting its estimated offering expenses. The securities issued with this financing will be registered under the Securities and Exchange Act of 1933, as amended, The shares are being issued pursuant to a prospectus supplement dated May 4, 2011 and an accompanying prospectus dated January 6, 2011, pursuant to the Company’s existing effective shelf registration statement on Form S-3 (File No. 333-171266), which was filed with the Securities and Exchange Commission on December 17, 2010 and declared effective by the SEC on January 6, 2011.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes to the financial statements included elsewhere in this Quarterly Report on Form 10-Q as of March 31, 2011 and our audited financial statements for the year ended December 31, 2010 included in our Annual Report on Form 10-K previously filed with the SEC. This discussion contains forward-looking statements that relate to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward looking statements.

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

At present, most chemotherapy regimens are administered without any pre-selection of patients on the basis of their particular genetics. However, recent development of very sensitive molecular technologies has enabled researchers to identify and measure genetic and biochemical factors in patients’ tissues that may predict the probability of success or failure of many currently used anti-cancer agents. In order to increase the chances of a better chemotherapy outcome for cancer patients, we are developing genetic tests that will measure predictive factors for tumor response in tumor tissue samples. We have begun offering tests for non-small cell lung cancer (NSCLC) (ResponseDX: Lung ™ ),  colorectal cancer (CRC) (ResponseDX: Colon™) and gastric and gastroesophageal (GE) cancer  (ResponseDX: Gastric™) patients’ tumor tissue through our laboratory located in Los Angeles, California, which is certified under the Clinical Laboratory Improvement Amendments of 1988 (CLIA), and we anticipate offering additional tests for ovarian and pancreatic cancer in the future. These tests are proprietary based tests which serve to help oncologists make optional therapeutic decisions for cancer patients. The results from our tests may help oncologists choose among chemotherapy regimens to treat their cancer patients. Currently, our recently formed sales team has been expanded to 16 sales people located in the West Coast, Midwest, and East Coast areas of the United States.

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

Research and development expenses represented 9.9% and 2.7% of our total operating expenses for the three months ended March 31, 2010 and 2011, respectively. Major components of the $572,184 and $164,342 in research and development expenses for the three months ended March 31, 2010 and 2011, included supplies and reagents for our research activities, personnel costs, occupancy costs, equipment warranties and service, patent fees, insurance, business consulting and sample procurement costs.

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

Effective April 1, 2010, we recognize all product from ResponseDX tests on an accrual basis.  Through March 31, 2010, we recognized revenue from Private Payors on a cash basis as we had not, until then, established a collection history.  As of April 1, 2010, a pattern of collections was reasonably established and we began to record revenues from Private Payors of ResponseDX on an accrual basis. We have received our Medicare provider number which allows us to invoice and collect from Medicare. Our invoicing to Medicare is primarily based on amounts allowed by Medicare for the service provided as defined by Common Procedural Terminology (CPT) codes.

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

License Fees

We have licensed technology for the extraction of RNA and DNA from FFPE tumor specimens from USC in exchange for royalty fees on revenue generated by use of this technology. These royalties are calculated as a fixed percentage of revenue that we generate from use of the technology licensed from USC. Total license fees expensed in cost of revenue under the royalty agreement to USC were $96,562 and $125,898 for the three months ended March 31, 2010 and 2011, respectively. We also maintain a non-exclusive license to use Roche’s polymerase chain reaction (PCR), homogenous PCR, and reverse transcription PCR processes. We pay Roche a fixed percentage royalty fee for revenue that we generate through use of this technology. Royalties expensed in cost of revenue under this agreement totaled $130,495 and $130,544 for the three months ended March 31, 2010 and 2011, respectively.

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

Accounts Receivable

We invoice our pharmaceutical clients as specimens are processed and any other contractual obligations are met. Our contracts with pharmaceutical clients typically require payment within 45 days of the date of invoice. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our clients to make required payments. We specifically analyze accounts receivable and historical bad debts, client credit, current economic trends and changes in client payment trends when evaluating the adequacy of the allowance for doubtful accounts. Account balances are charged-off against the allowance when it is probable the receivable will not be recovered. To date, our clients have primarily been large pharmaceutical companies. As a result, bad debts to date have been minimal and there is no allowance for doubtful accounts for our pharmaceutical revenue at either December 31, 2010 or March 31, 2011.

We bill Medicare and Private  Payors for ResponseDX upon completion of the required testing services. As such, we take assignment of benefits and the risk of collection with Medicare and Private Payors. We continue to monitor the collection history for Medicare and Private Payors.  Based on the historical experience for our Medicare accounts, we have determined that billings over one year old are unlikely to be collected.  Therefore, we have recognized bad debt expense and reduced our receivables by $140,218 as of March 31, 2011.

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

Results of Operations

Quarters Ended March 31, 2011 and March 31, 2010

Revenues:  Revenues were $5,927,575 for the quarter ended March 31, 2011, as compared to $3,696,908 for the quarter ended March 31, 2010, an increase of $2,230,667, or 60.3%.   Revenues, excluding the net revenue impact of $164,833 resulting from the conversion to the accrual basis of revenue recognition for Private Payors, were $5,762,742 for the quarter ended March 31, 2011, as compared to $3,696,908 for the quarter ended March 31, 2010, an increase of $2,065,834, or 55.9%.  The increase was primarily due to increases in ResponseDX revenue of $1,380,023 and pharmaceutical revenues of $1,445,094.  Excluding the net revenue impact of $164,832 for the quarter ended March 31, 2011, ResponseDX revenue accounted for 52.3% of total revenue compared to 46.5% for the quarter ended March 31, 2010.  Excluding the net revenue impact of $164,833, ResponseDX revenues for the quarter ended March 31, 2011, as compared to the quarter ended March 31, 2010, increased 80.2%.  For the quarter ended March 31, 2011, our two most significant pharmaceutical customers accounted for approximately 42.2% of our revenue, as compared to approximately 43% of our revenue for the quarter ended March 31, 2010.

Cost of Revenues:   Cost of revenues for the quarter ended March 31, 2011 were $2,700,922 as compared to $2,133,808 for the quarter ended March 31, 2010, an increase of $567,114 or 26.6%.  This increase resulted primarily from increases in personnel costs of $301,039, lab supplies and reagent costs of $218,779, health insurance costs of $60,401, royalties of $60,881 and shipping costs of $45,415, offset in part by a decrease in legal services of $50,574 and temporary help of $36,436.  Cost of revenues as a percentage of revenues was 45.6% for the quarter ended March 31, 2011, as compared to 57.7% for the quarter ended March 31, 2010, a decrease of 12.1%. Excluding the net revenue impact of $164,832 resulting from the conversion to accrual for Private Payors, cost of revenues as a percentage of revenue was 46.3% as compared to 57.7% for the quarter ended March 31, 2010, a decrease of 11.4%.

Research and Development Expenses:   Research and development expenses were $164,342 for the quarter ended March 31, 2011, as compared to $572,184 for the quarter ended March 31, 2010, a decrease of $407,842 or 71.3%.  This decrease resulted primarily from decreases in consulting costs of $8,630, temporary help of $15,746, postage of $8,188, personnel costs of $124,300, foreign currency losses of $16,490, legal costs of $28,476 and reagent and lab supply costs of $141,809. Even though research and development expenses decreased during this quarter, we expect research and development expenses to increase as we continue work to develop additional aspects of our technology and to study diagnostic indicators for various forms of cancer.

General and Administrative Expenses:  General and administrative expenses were $1,877,346 for the quarter ended March 31, 2011, as compared to $1,659,308 for the quarter ended March 31, 2010, an increase of $218,038 or 12.9%.  This increase resulted primarily from increases in personnel costs of $81,720, business taxes of $16,712, consulting costs of $30,043, equipment maintenance of $22,437, bad debt expense of $35,804 and billing service costs of $48,326, offset in part by a reduction in expense of legal fees of $55,892.

Sales and Marketing Expenses:   Sales and marketing expenses were $1,439,125 for the quarter ended March 31, 2011, as compared to $1,415,871 for the quarter ended March 31, 2010, an increase of $23,254 or 1.6%.  The increase primarily resulted from increased sales and marketing activities for ResponseDX, which included increases in personnel costs of $282,104. These increases were offset by decreases of expense for speaker fees of $73,450, advertising of $60,586, business consulting of $21,000 and legal services of $28,604.  We expect that sales and marketing costs will continue to increase as we expand our sales and marketing activities in order to gain clinical acceptance of our ResponseDX assays.

United Kingdom (U.K.) Expenses:

The operating costs related to our UK subsidiary were $3,658 for the quarter ended March 31, 2011 compared to $3,405 for the same comparable period in 2010. For presentation purposes the amount of expense for the U.K. subsidiary is included in general and administrative expenses in the accompanying statement of operations.

Interest Income:   Interest income was $52 for the quarter ended March 31, 2011, compared with $99 for the same period in 2010. This $47 decrease was due to lower rates of return during the period ending March 31, 2010.

Income Taxes:   As of March 31, 2011 and 2010, a full valuation allowance has been recorded for the deferred tax assets since we do not believe the recoverability of the deferred income tax assets in the near future is more likely than not.

Liquidity and Capital Resources

We incurred net losses of $2,094,545 and $256,891 during the quarters ended March 31, 2010 and 2011, respectively. Since our inception in September 1999, we have incurred cumulative losses and as of March 31, 2011, we had an accumulated deficit of $44,074,053. We have not yet achieved profitability and anticipate that we will likely incur additional losses.  We cannot provide assurance as to when will achieve profitability. We expect that our cash and cash equivalents will be used to fund our selling and marketing activities primarily related to our ResponseDX tests, research and development, and general corporate purposes. As a result, we will need to generate significant revenues to achieve profitability.  Management expects that cash on the balance sheet plus cash generated from operations will be sufficient to meet current obligations through the first quarter of 2012. Nevertheless, until we can generate and maintain sufficient revenues to finance our cash requirements, which we may never do, we expect to finance additional cash needs primarily through public or private equity offerings, strategic collaborations, and other financing opportunities as they may arise.  We do not know whether additional funding will be available on acceptable terms, if at all.  If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate selling and marketing activities or research and development programs.

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

Private placements

Under the Company’s Articles of Incorporation, the Company has one class of common stock and its holders have no preemptive, subscription, redemption or conversion rights.  For the periods ending December 31, 2010 and March 31, 2011 the Company did not sell any shares of its common stock.

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

Comparison of Cash Flows for the Three Months Ended March 31, 2011 and 2010

As of March 31, 2011, we had $1,924,367 in cash and cash equivalents, working capital of $3,693,307 and an accumulated deficit of $44,074,053.

Cash flows provided by operating activities

During the three months ended March 31, 2011, the Company used cash flows in operating activities of $1,996,743 compared to $1,737,948 used in the three months ended March 31, 2010.  The reasons for the increase in cash used in operating activities of $258,795 was due mainly to the decrease in accrued expenses and accounts payable.

The increase in accounts receivable of $1,507,520 related in part to an increase in revenue for the quarter from the Company’s pharmaceutical clients. In addition, our collections of aged accounts receivables from our established pharmaceutical clients were significantly less than in previous quarters. These receivables are expected to be collected in the second quarter of 2011.

The decrease in deferred revenue related to a decrease in advance billings to our customers, along with recognition of deferred revenue totaling $428,574.

Cash flows used in investing activities

Net cash used in investing activities was $172,585 for the three months ended March 31, 2011 and $96,153 for the three months ended March 31, 2010.  This increase was attributable to the additional need for property and equipment purchases in our laboratory and facility.

Cash flows used in financing activities

Cash flows from financing activities for the three months ended March 31, 2011 provided net cash of $5,411 relating to the sale of common stock and the exercise of stock options.  Cash flows from financing activities for the three months ended March 31, 2010 provided net cash of $3,879,403 relating to the sale of common stock and a capital contribution.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements, amends FASB ASC 820-10, Fair Value Measurements and Disclosures, and requires new disclosures about transfers into and out of Level 1 and 2 of the fair value hierarchy and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements.  It is effective for interim and annual reporting periods beginning after December 15, 2009, except for the Level 3 measurement disclosures, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  Early adoption is permitted. The adoption of this guidance did not have a material effect on our results of operations or financial position.

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

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements: a consensus of the FASB Emerging Issues Task Force (ASU 2009-13). ASU 2009-13 establishes a selling-price hierarchy for determining the selling price of each element within a multiple-deliverable arrangement. Specifically, the selling price assigned to each deliverable is to be based on vendor-specific objective evidence (VSOE) if available, third-party evidence, if VSOE is unavailable, and estimated selling prices if neither VSOE or third-party evidence is available. In addition, ASU 2009-13 eliminates the residual method of allocating arrangement consideration and instead requires allocation using the relative selling price method. ASU 2009-13 will be effective prospectively for multiple-deliverable revenue arrangements entered into, or materially modified, in fiscal years beginning on or after June 15, 2010. The adoption of this guidance did not have a material effect on our results of operation or financial position.

ITEM 3. Qualitative and Quantitative Disclosures about Market Risk.

Not applicable as we are a smaller reporting company.

ITEM 4. Controls and Procedures.

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

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

RESPONSE GENETICS, INC.

DATE: May 12, 2011	By:	/s/ Kathleen Danenberg
Kathleen Danenberg
Chief Executive Officer (Principal Executive Officer)

DATE: May 12, 2011	By:	/s/ David O’Toole
David O’Toole
Chief Financial Officer (Principal Financial Officer)