Form 10-Q
period 2011-06-30
RESPONSE GENETICS INC
filed 2011-08-11
CIK 1124608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
 (MARK ONE)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Yes ☐ No ☒

On June 30, 2011, there were 19,537,232 shares of common stock, $.01 par value per share, issued and outstanding.

Response Genetics, Inc.

Form 10-Q

Table of Contents

		Page
		Number
Part I.	Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheets — December 31, 2010 and June 30, 2011 (Unaudited)	1

	Unaudited Consolidated Statements of Operations and Comprehensive Loss — Three and six months ended June 30, 2010 and 2011	2

	Unaudited Consolidated Statements of Cash Flows —Six months ended June 30, 2010 and 2011	3

	Notes to Unaudited Consolidated Financial Statements	4 - 20

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Qualitative and Quantitative Disclosures About Market Risk	30

Item 4.	Controls and Procedures	30

Part II.	Other Information

Item 1.	Legal Proceedings	30

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3.	Defaults Upon Senior Securities	31

Item 4.	Removed and Reserved	31

Item 5.	Other Information	31

Item 6.	Exhibits	31

Signatures		32

Exhibit Index

	EX- 3.2.1 Amended and Restated Bylaws of Response Genetics, Inc., effective July 13, 2010
	EX-31.1 (Certification required under Section 302 of the Sarbanes-Oxley Act of 2002)
	EX-31.2 (Certification required under Section 302 of the Sarbanes-Oxley Act of 2002)
	EX-32 (Certification required under Section 906 of the Sarbanes-Oxley Act of 2002)
	EX-101 Instance Document
	EX-101 Schema Document
	EX-101 Calculation Linkbase Document
	EX-101 Labels Linkbase Document
	EX-101 Presentation Linkbase Document
	EX-101 Definition Linkbase Document

ii

RESPONSE GENETICS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2010	June 30, 2011
		(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$4,120,074	$3,321,937
Accounts receivable	4,733,698	6,386,586
Prepaid expenses and other current assets	941,981	567,686
Total current assets	9,795,753	10,276,209
Property and equipment, net	805,817	1,307,513
Total assets	$10,601,570	$11,583,722

LIABILITIES, COMMON STOCK CLASSIFED OUTSIDE OF STOCKHOLDERS’ EQUITY (DEFICIT) AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$1,247,151	$1,699,448
Accrued expenses	1,075,636	419,818
Accrued royalties	809,694	516,357
Accrued payroll and related liabilities	1,271,037	1,208,836
Deferred revenue	1,518,696	828,645
Total current liabilities	5,922,214	4,673,104

Deferred revenue, net of current portion	100,070	32,006
Total liabilities	6,022,284	4,705,110

Commitments and contingencies (Note 5)

Common stock classified outside of stockholders’ equity (deficit)	7,854,682	7,854,682

Stockholders’ equity (deficit)
Common stock, $0.01 par value; 50,000,000 shares authorized; 18,357,406 and 19,537,232 shares issued and outstanding at December 31, 2010 and June 30, 2011, respectively	122,942	134,327
Additional paid-in capital	40,612,785	43,283,397
Accumulated deficit	(43,817,163)	(44,161,397)
Accumulated other comprehensive loss	(193,960)	(232,397)
Total stockholders’ equity (deficit)	(3,275,396)	(976,070)
Total liabilities and stockholders’ equity (deficit)	$10,601,570	$11,583,722

The accompanying notes are an integral part of these consolidated financial statements.

RESPONSE GENETICS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended June 30,		Six Months Ended June 30
	2010	2011	2010	2011
Net Revenue	$5,642,655	$6,702,561	$9,339,563	$12,630,136
Operating expenses:
Cost of revenue	2,520,255	2,800,904	4,654,063	5,501,826
Selling and marketing	1,422,788	1,417,460	2,771,705	2,856,586
General and administrative	1,735,579	2,347,217	3,467,100	4,224,562
Research and development	388,046	221,546	960,230	385,888
Total operating expenses	6,066,668	6,787,127	11,853,098	12,968,862
Operating loss	(424,013)	(84,566)	(2,513,535)	(338,726)
Other income (expense):
Interest expense	(1,190)	(2,792)	(5,057)	(5,575)
Interest income	165	14	264	66
Loss before provision for income taxes	(425,038)	(87,344)	(2,518,328)	(344,235)
Provision for income taxes	—	—	1,256	—
Net loss	$(425,038)	$(87,344)	$(2,519,584)	$(344,235)

Unrealized gain (loss) on foreign currency translation	(1,021)	(15,313)	(13,442)	(15,313)
Total comprehensive loss	$(426,059)	$(102,657)	$(2,533,026)	$(359,548)
Net loss per share — basic and diluted	$(0.02)	$(0.00)	$(0.15)	$(0.02)
Weighted-average shares — basic and diluted	18,302,532	18,699,898	17,256,471	18,699,898

The accompanying notes are an integral part of these consolidated financial statements.

RESPONSE GENETICS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2010	2011
Cash flows from operating activities:
Net loss	$(2,519,584)	$(344,235)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	167,702	171,985
Share-based compensation	210,007	497,052
Bad debt expense	132,186	299,931
Loss on sale of property and equipment	1,854	7,728
Changes in operating assets and liabilities:

Accounts receivable	(2,360,806)	(1,952,819)
Prepaid expenses and other current assets	56,701	374,295
Accounts payable	526,018	452,297
Accrued expenses	80,721	(655,818)
Accrued royalties	217,926	(293,336)
Accrued payroll and related liabilities	135,297	(62,201)
Deferred revenue	(803,505)	(758,115)
Net cash used in operating activities	(4,155,483)	(2,263,236)
Cash flows from investing activities:
Purchase of property and equipment	(178,964)	(681,410)
Net cash used in investing activities	(178,964)	(681,410)
Cash flows from financing activities:
Net proceeds from issuance of common stock	3,879,403	2,179,535
Capital contributions	—	5,411
Net cash provided by financing activities	3,879,403	2,184,946
Effect of foreign exchange rates on cash and cash equivalents	(13,443)	(38,437)
Net decrease in cash and cash equivalents	(468,487)	(798,137)
Cash and cash equivalents:
Beginning of period	7,058,365	4,120,074
End of period	$6,589,878	$3,321,937
Cash paid during the period for:
Income taxes	$1,256	$—
Interest	$5,057	$5,575

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

Since its inception, the Company has devoted substantial effort in developing its product and has incurred losses and negative cash flows from operations, and June 30, 2011 has an accumulated deficit of $44,161,397. The Company is forecasting continued losses and negative cash flows as it funds its selling and marketing activities and research and development programs.

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

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies - (continued)

Accounts Receivable

Clinical Accounts Receivable

The Company invoices its clients as specimens are processed and any other contractual obligations are met. The Company’s contracts with clients typically require payment within 45 days of the date of invoice. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its clients to make required payments. The Company specifically analyzes accounts receivable and historical bad debts, client credit, current economic trends and changes in client payment trends when evaluating the adequacy of the allowance for doubtful accounts. Account balances are charged-off against the allowance when it is probable the receivable will not be recovered. To date, the Company’s clients have primarily been large pharmaceutical companies. As a result, bad debts to date have been minimal. Pharmaceutical company accounts receivable as of December 31, 2010 and June 30, 2011 were $1,694,130 and $3,421,048 respectively.  There were no allowances for doubtful accounts recorded against these accounts receivable at December 31, 2010 and June 30, 2011.

ResponseDX Accounts Receivable

Response DX accounts receivable are recorded from two primary payors: Medicare, and Private Payors, based upon their respective applicable billing rates. ResponseDX accounts receivable related to Medicare are recorded at established billing rates less an estimated billing adjustment, based on reporting models utilizing historical cash collection percentages and updated for current effective reimbursement factors. Currently the Company determines historical cash collection percentages based on a rolling twelve month average that is calculated quarterly. Management performs ongoing valuations of accounts receivable balances based on management’s evaluation of historical collection experience and industry trends. Based on the historical experience for our Medicare accounts, management has determined that billings over one year are unlikely to be collected. The Company has not recorded an allowance for doubtful accounts of June 30, 2011. During the three months ended June 30, 2010 and June 30, 2011, the Company recorded bad debt expense of $27,772 and $159,713, for the six months ended June 30, 2010 and 2011, the Company recorded bad debt expense of $132,186 and $299,931, respectively.

ResponseDX accounts receivable as of December 31, 2010 and June 30, 2011, consisted of the following:

	December 31, 2010	June 30, 2011
		(Unaudited)
Net Medicare receivable	$1,092,386	$883,038
Net Private Payor receivable	2,061,020	2,037,895
Other	—	44,605
	3,153,406	2,965,538
Allowance for doubtful accounts - Medicare	(113,838)	—
Net ResponseDX accounts receivable	$3,039,568	$2,965,538

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

Maintenance and repairs are charged to expense as incurred. The cost and accumulated depreciation of assets sold or otherwise disposed of are removed from the related accounts and the resulting gain or loss is reflected in the statements of operations. As of December 31, 2010 and June 30, 2011, the Company has capitalized costs related to database software development (see Note 3). The Company has not yet placed this database into service and accordingly has not depreciated this software development cost. The Company intends to place this database software cost into service in 2011 and begin amortizing those costs in accordance with ASC 350-40, Internal-Use Software.  The amortization period will be three years using the straight line method.

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

ResponseDX Revenue

The Company recognizes all product revenue from its ResponseDX tests on an accrual basis.  ResponseDX and  Medicare revenue are recorded at established billing rates less an estimated billing adjustment, based on reporting models utilizing historical cash collection percentages and updated for current effective reimbursement factors. The Company determines historical cash collection percentages based on a rolling twelve month average that is calculated quarterly.

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies - (continued)

Revenue Recognition – (continued)

The change from the cash basis to the accrual basis of recording revenue for ResponseDX tests paid by Private Payors in the second quarter of 2010 resulted in, a one-time adjustment to increase revenue by $1,507,187, which represents the amount of ResponseDX tests completed in prior periods for which cash payment under the former revenue recognition method had not been received as of April 1, 2010. Since all sales of Response DX tests are on the accrual basis from April 1, 2010, the Company does not expect any such future one-time adjustments to revenue. The revenue recorded from ResponseDX sales to Private Payors and Medicare for the six months ended June 30, 2010 and June 30, 2011 was $5,230,945 and $6,085,111, respectively.

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

The following details ResponseDX revenue for the three and six months ended June 30, 2010 and 2011:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(Unaudited)		(Unaudited)
	2010	2011	2010	2011

Net Medicare revenue	$983,416	$1,307,906	$1,890,201	$2,456,868

Private Payor Revenue	2,454,979	1,671,404	3,172,263	3,623,446

Other	72,300	5,529	168,481	4,797

Net ResponseDX revenue	$3,510,695	$2,984,839	$5,230,945	$6,085,111

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

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies - (continued)

Research and Development

The Company expenses costs associated with research and development activities as incurred. Research and development costs are allocated on a pro rata basis using an estimate of employee time as a percentage of total hours worked for which specific employees are conducting research and development. Research and development costs include employee costs (salaries, payroll taxes, benefits, and travel), equipment depreciation and warranties and maintenance, laboratory supplies, primers and probes, reagents, patent costs and occupancy costs.

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

ASC 740, Income Taxes, clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. As of December 31, 2010 and June 30, 2011, the Company does not have a liability for unrecognized tax benefits. The Company recognizes interest and penalties associated with tax matters as part of the income tax provision and includes accrued interest and penalties with the related tax liability in the balance sheet.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Accounting Standards Codification (“ASC”) 718, Stock Compensation. Stock-based compensation expense for all stock-based compensation awards granted is based on the grant-date fair value estimated in accordance with the provisions of ASC 718.  The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of three to four years

The Company accounts for equity instruments issued to non-employees in accordance with ASC 505, Equity, Under ASC 505, stock option awards issued to non-employees are measured at fair value using the Black-Scholes option-pricing model and recognized pursuant to a performance model.

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

Comprehensive Loss

Comprehensive loss encompasses the change in equity from transactions and other events and circumstances from non-owner sources and the Company’s net loss. The components of comprehensive loss and accumulated other comprehensive loss comprise net loss and foreign currency translation adjustments as of December 31, 2010 and June 30, 2011, and for the three and six months ended June 30, 2010 and 2011.

Fair Value of Financial Instruments

Cash and cash equivalents are stated at cost, which approximates fair market value.  Cash equivalents consist of money market accounts, with fair values estimated based on quoted market prices. For additional information see Note 14.

Selling and Marketing Costs

The Company markets its services through its advertising activities in trade publications and on line. Advertising costs are included in selling and marketing expenses on the statements of operations and are expensed as incurred.  Advertising costs for the three months ended June 30, 2010 and 2011 were $89,077 and $16,595, respectively, and $235,378 and $66,477 for the six months ended June 30, 2010 and 2011, respectively.

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

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies - (continued)

Concentration of Credit Risk and Clients and Limited Suppliers

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances. All of our non-interest bearing cash balances were fully insured at June 30, 2011 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and our non-interest bearing cash balances may again exceed federally insured limits. In addition, the Company has invested its excess cash in money market instruments which are not insured under the Federal Deposit Insurance Corporation but are insured under the Securities Industry Protection Corporation.  At June 30, 2011, the Company had $10,000 of cash in money market instruments and has not incurred any losses on these cash balances.  At June 30, 2011, $114,029 of cash was held outside of the United States and is uninsured.

Revenue sources that account for greater than 10 percent of total revenue are provided below.

	Three Months Ended June 30,				Six Months Ended June 30,
	2010		2011		2010		2010
	(Unaudited)				(Unaudited)
	Revenue	Percent of Total Revenue	Revenue	Percent of Total Revenue	Revenue	Percent of Total Revenue	Revenue	Percent of Total Revenue
GlaxoSmithKline and GlaxoSmithKline Biologicals	$1,578,260	28%	$3,080,349	46%	$3,151,694	34%	$5,581,038	44%

Medicare, net of contractual allowances	$983,416	17%	$1,307,906	20%	$1,890,201	20%	$2,456,869	19%

Customers that account for greater than 10 percent of accounts receivable are provided below.

	As of December 31, 2010		As of June 30, 2011
			(Unaudited)
	Receivable Balance	Percent of Total Receivables	Receivable Balance	Percent of Total Receivables
GlaxoSmithKline and GlaxoSmithKline Biologicals	$1,305,829	28%	$2,813,968	44%

Medicare, net of contractual allowances	$1,092,386	23%	$883,038	14%

Many of the supplies and reagents used in the Company’s testing process are procured by a limited number of suppliers. Any supply interruption or an increase in demand beyond the suppliers’ capabilities could have an adverse impact on the Company’s business. Management believes it can identify alternative sources, if necessary, but it is possible such sources may not be identified in sufficient time to avoid an adverse impact on its business. Refer also to Note 6 for further discussion regarding these supply agreements. The Company purchases certain laboratory supplies and reagents primarily from two suppliers. Purchases from the top two of those companies accounted for approximately 72% and 84% of the Company’s reagent purchases for the three months ended June 30, 2010 and 2011, respectively, and approximately 71% and 75% for the six months ended June 30, 2010 and 2011, respectively.

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies - (continued)

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements, amends FASB ASC 820-10, Fair Value Measurements and Disclosures, and requires new disclosures about transfers into and out of Level 1 and 2 of the fair value hierarchy and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements.  It is effective for interim and annual reporting periods beginning after December 15, 2009, except for the Level 3 measurement disclosures, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  Early adoption is permitted. The partial adoption of this guidance did not have a material effect on our results of operations or financial position with the adoption of the remaining portion of this not expected.

In April 2010, the FASB issued ASU No. 2010-17, “Revenue Recognition — Milestone Method (Topic 605): Milestone Method of Revenue Recognition”. This ASU provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. The updated guidance is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Entities may elect to adopt the amendments in the ASU retrospectively for all prior periods. The adoption of these provisions did not have a material effect on our consolidated financial statements.

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

In July 2011, the FASB issued ASU 2011-7, “Health Care Entities (Topic 954): Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities” (“ASU2011-7”). In accordance with ASU 2011-7, the Company will be required to present its provision for doubtful accounts related to patient service revenue as a deduction from revenue, similar to contractual discounts. Accordingly, the Company’s revenues will be required to be reported net of both contractual discounts as well as its provision for doubtful accounts related to patient service revenues. Additionally, ASU 2011-7 will require the Company to make certain additional disclosures designed to help users understand how contractual discounts and bad debts affect recorded revenue in both interim and annual financial statements. ASU 2011-7 is required to be applied retrospectively and is effective for public companies for fiscal years beginning after December 15, 2011, and interim periods within those fiscal years. Early adoption is permitted. Management is still evaluating the potential effect that the adoption of this guidance will have on the results of operations or our financial position.

3. Property and Equipment

Property and equipment consists of the following:

	December 31, 2010	June 30, 2011
		(Unaudited)
Laboratory equipment	$2,389,339	$2,564,225
Furniture and equipment	735,731	706,051
Leasehold improvements	194,899	194,899
Construction in Progress	—	379,288
Software development	107,062	181,299
Total	3,427,031	4,025,762
Less: Accumulated depreciation and amortization	(2,621,214)	(2,718,249)
Total property and equipment, net	$805,817	$1,307,513

Software development consist of various projects the Company currently has in various stages of development. The majority of the projects are estimated to be completed by year end, and at that time intangible assets will be created for each system and they will be amortized over their estimated useful lives. Depreciation expense, included in cost of revenue, general and administrative expenses, and research and development expenses, for the three months ended June 30, 2010 and 2011 was $85,175 and $72,985, respectively, and for the six months ended June 30, 2010 and 2011 was $167,702 and $171,985, respectively.

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

The following table sets forth the computation for basic and diluted loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
	(Unaudited)		(Unaudited)

Numerator:
Net loss	$(425,038)	$(87,344)	$(2,519,584)	$(344,235)
Numerator for basic and diluted earnings per share	$(425,038)	$(87,344)	$(2,519,584)	$(344,235)
Denominator:
Denominator for basic and diluted earnings per share — weighted-average shares	18,302,532	18,699,898	17,256,471	18,699,898
Basic and diluted loss per share	$(0.02)	$(0.00)	$(0.15)	$(0.02)

Outstanding stock options and warrants to purchase 1,872,892 shares and 2,037,182 shares for the periods ended June 30, 2010 and 2011, respectively, of which 100,000 warrants are included in these amounts for 2010 and 2011, were excluded from the calculation of diluted loss per share as their effect would have been antidilutive.

5. Commitments and Contingencies

Operating Leases

The Company leases office and laboratory space under a noncancelable operating lease that expires on March 31, 2012. The lease contains two two-year options to extend the term of the lease and contains annual scheduled rate increases tied to the Consumer Price Index for the Los Angeles/Long Beach California metropolitan area. The Company also leases space in Fredrick Maryland, for administrative purposes. This lease has been extended through December 31, 2011 at a rate of $1,500 per month.  Rent expense, included in cost of revenue, general and administrative, and research and development was $119,232 and $127,764 for the three months ended June 30, 2010 and 2011, respectively, and $222,100 and $258,985 for the six months ended June 30, 2010 and 2011, respectively.

Future minimum lease payments by year and in the aggregate, under the Company’s noncancelable operating leases, consist of the following at June 30, 2011:

Period Ending December 31,
Remainder of 2011	$242,570
2012	162,778
Thereafter	—
Total	$405,348

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5. Commitments and Contingencies – (continued)

Guarantees

The Company enters into indemnification provisions under its agreements with other counterparties in its ordinary course of business, typically with business partners, clients and landlords. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities. These indemnification provisions generally survive termination of the underlying agreement. The Company reviews its exposure under these agreements no less than annually, or more frequently when events indicate. The Company believes the estimated fair value of these agreements is minimal as historically, no payments have been made by the Company under these indemnification obligations. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2010 and June 30, 2011.

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

In consideration for this license, the Company agreed to pay to USC royalties based on a percentage of the revenues generated by the use of RGI-1 and related technology. Royalty expense included in cost of revenue relating to this agreement amounted to $141,107 and $132,913 for the three months ended June 30, 2010 and 2011, respectively, and $237,669 and $258,811 for the six months ended June 30, 2010 and 2011.

License Agreement with Roche Molecular Systems (“Roche”)

In July 2001, the Company entered into a diagnostic services agreement with Roche to provide the Company with access to Roche’s patented PCR technology. In November 2004, this agreement was replaced by a non-exclusive license to use Roche’s PCR, homogenous PCR, and reverse transcription PCR processes. In consideration for these rights, the Company is obligated to pay royalties to Roche, based on a percentage of net sales of products or services that make use of the PCR technology. Royalty expense included in cost of revenue relating to this agreement amounted to $80,868 and $177,821 for the three months ended June 30, 2010 and 2011, respectively, and $211,363 and $308,364 for the six months ended June 30, 2010 and 2011.

In November 2004, the Company entered into an agreement with Roche, pursuant to which the Company is collaborating with Roche to produce commercially viable assays used in the validation of genetic markers for pharmaceutical companies. Specifically, the Company has licensed the rights to Roche to use the pre-diagnostic assays the Company develops in the course of using its RNA-extraction technologies to provide testing services to pharmaceutical companies and to produce diagnostic kits that then can be sold commercially to those pharmaceutical companies. Roche is required to pay the Company royalties of a certain percentage of net sales of such diagnostic kits sold to pharmaceutical companies. Through June 30, 2011, Roche has not been required to pay any royalties to the Company pursuant to this agreement.

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

Revenue recognized from Taiho was $513,600 and $346,275 for the three months ended June 30, 2010 and 2011, respectively, and $821,525 and $645,100 for the six months ended June 30, 2010 and 2011.

Services Agreement with SmithKline Beecham Corporation (d.b.a. GlaxoSmithKline or “GSK”)

In January 2006, the Company entered into an agreement with GSK, a leading pharmaceutical manufacturer, pursuant to which the Company provides services in connection with profiling the expression of various genes from a range of human cancers. Under the agreement, the Company will provide GSK with testing services as described in individual protocols and GSK will pay the Company for such services based on the pricing schedule established for each particular protocol. GSK is obligated to make minimum annual payments to the Company under the agreement and also was obligated to make a non-refundable upfront payment to the Company, to be credited against work undertaken pursuant to the agreement. In January 2006, the Company received an upfront payment of $2,000,000 which was initially recorded as deferred revenue. The timing of the recognition of these amounts is dependent upon when GSK submits the specimens for testing. The Company recognized $164,168 and $1,509,995for the three months ended June 30, 2010, and 2011, respectively, and $214,385 and $2,522,266 for the six months ended June 30, 2010 and 2011.

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

There was no amount of deferred revenue for this agreement at June 30, 2011. There is no amount of deferred revenue remaining for the Amended and Restated Master Service Agreement signed in December 2008.

Non-Exclusive License Agreement with GSK

In March 2010, the Company entered into a non-exclusive license agreement with GSK.  Under the agreement, the Company granted GSK a non-exclusive, sublicenseable license to its proprietary PCR analysis technology and diagnostic expertise to assess BRAF gene mutations in human tumor samples.  As part of the agreement, the Company received a non-refundable technology access fee in consideration for the transfer of the Company’s technology to GSK. The agreement also contains milestone provisions which would allow the Company to earn further payments from GSK.  The Company had not earned any milestone payments from GSK as of June 30, 2011.

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6. License and Collaborative Agreements - (continued)

Master Laboratory Test Services Agreement with GlaxoSmithKline Biologicals (“GSK Bio”)

In December 2006, the Company entered into an agreement with GSK Bio, the vaccine division of GSK (see above), pursuant to which it will provide testing services, principally in relation to profiling the expression of various genes from a range of human cancers. The Company will conduct the testing services on tissue specimens provided by GSK Bio. The agreement required that GSK Bio make an upfront payment of €2,000,000 (approximately $2,620,000), which was received by the Company in December 2006. The agreement further specified that GSK Bio  pay annual minimum payments in 2007, 2008 and 2009 and that the upfront payment made in December 2006 will be credited against the annual minimum payments in 2007 and 2008. The agreement also provided that any differences between the annual minimum payments made in 2007, 2008 or 2009 and the amounts due to the Company for testing services performed on specimens submitted by GSK Bio during the three years ended December 31, 2010 be credited towards services performed during the year ending December 31, 2010, the final year of the agreement. If the Company ceases to provide services under the agreement or any reason, the Company shall remit to GSK Bio payment of the then remaining balance of the existing credit within sixty days of the date on which the Company ceased to provide services to GSK Bio.

In December 2007, the Company amended its agreement with GSK Bio whereby GSK Bio would make the remaining minimum payments under the agreement in one lump sum. This payment of approximately $2,722,000 was received in January 2008.

On September 7, 2009, the Company amended and restated its master service agreement with GSK Bio (the “Amended and Restated Agreement”).  Pursuant to the Amended and Restated Agreement, the parties agreed that GSK Bio has accrued an aggregate credit under the terms, representing the balance of deferred revenue relating to this agreement at the date of amendment of the original agreement, which amount shall be allocated towards services rendered to GSK Bio during the remaining term of the agreement as described below.

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

The Amended and Restated Agreement further provides that the Company shall provide additional services on a fee-for-service basis, upon GSK Bio’s written request, relating to the bridging of assays/diagnostic tests to third parties that develop, manufacture and sell the commercial diagnostic tests to be used with certain of GSK Bio’s products. The amount of deferred revenue for this agreement at December 31, 2010 and June 30, 2011 is $1,333,186 and $666,592, respectively.  The timing of the recognition of these amounts is dependent upon when GSK Bio submits the specimens for testing. The Company recognized revenue of $1,414,092 and $1,570,394 relating to the GSK Bio agreement for the three months ended June 30, 2010, and 2011, respectively, of which $333,296 was deferred revenue for the period ended June 30, 2011.

Collaboration Agreement with Shanghai BioChip Company, Ltd. (“SBC”)

On March 5, 2007, the Company entered into a collaboration agreement with SBC pursuant to which SBC will provide exclusive pharmacogenomic testing services to the Company’s clients in China.

Pursuant to the agreement, the Company has granted SBC an exclusive license in China to provide services in China using the Company’s proprietary RNA extraction technologies. Subject to consent from USC, the Company did grant SBC an exclusive sublicense to patents licensed from USC for distribution of testing services in China. In turn, SBC will perform RNA extraction from FFPE tissue specimens exclusively for the Company during the term of the agreement.

This agreement has an initial term of five years, with an automatic renewal for an additional three-year term unless either party gives 90 days notice in advance of the renewal date of its intent not to renew. Pursuant to the agreement, SBC will receive a percentage of the gross margin, as defined in the agreement, collected from the Company’s clients in China as compensation for its testing services performed.  For the three months ended June 30, 2010 and June 30, 2011, testing services performed totaled $11,821 and $75,384 and for the six months ended June 30, 2010 and June 30, 2011, testing services performed totaled $11,821 and $150,237 respectively.

Commission Agreement with Hitachi Chemical Co., Ltd.

On July 26, 2007, the Company entered into a collaboration agreement with Hitachi Chemical Co., Ltd. (“Hitachi”), a leading diagnostics manufacturer in Japan (the “Hitachi Agreement”). Under the terms of this agreement, Hitachi will begin using the Company’s proprietary and patented techniques to extract genetic information from formalin-fixed paraffin-embedded (“FFPE”) tissue samples collected in Southeast Asia, Australia and New Zealand. As part of this collaboration agreement, the Company will provide Hitachi with the technical information and assistance necessary to perform the testing services. Hitachi also plans to introduce the Company to potential new testing services customers in the region to expand the testing of FFPE clinical samples in Asia. The Southeast Asian countries covered under this agreement include Japan, North Korea, South Korea, Taiwan, Mongolia, Pakistan, Bangladesh, Sri Lanka, Nepal, Singapore, Malaysia, Indonesia, Brunei, Thailand, Myanmar, Laos, Cambodia, Vietnam and the Philippines (the “Territory”).

This Agreement has an initial term expiring on March 31, 2010, with an automatic renewal for one year at the end of the original period under the same terms and conditions. Pursuant to the agreement, Hitachi will receive a percentage of the revenue collected from the Company’s clients in the Territory for its testing services performed which totaled $314,484 and $134,720 for the three months ended June 30, 2010 and 2011, respectively, and $617,128 and $375,691 for the six months ended June 30, 2010 and 2011, respectively. Due to the natural disasters and related events that occurred in Japan in February of 2011, the processing of sample in Japan under our collaboration agreement with Hitachi was suspended. During the second quarter of 2011, these samples were processed in our Los Angeles laboratory. As such, we were not required to make payments to Hitachi under our agreement. The financial impact was that our cost of revenue was reduced and our net loss for the quarter was reduced. It is unclear when Hitachi will begin to process samples in Japan. Once they do, our cost of revenue and our net loss will be impacted.

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7. Stock Option Plan

In March 2000, the Company adopted a Stock Option Plan (the “2000 Plan”) as approved by its board of directors. Under the 2000 Plan, the Company may grant options to acquire up to 1,600,000 shares of common stock. In connection with the adoption of the 2006 Employee, Director and Consultant Stock Plan, as further discussed below, the Company will grant no additional options under its 2000 Plan under which options to purchase 190,000 shares remained outstanding as of June 30, 2011. Although no more options may be granted under the 2000 Plan, the terms of the 2000 Plan continue to apply to all outstanding options. The Company also granted options to purchase 16,000 shares of common stock to two consultants which were granted under separate agreements outside of the 2000 Plan.

On October 26, 2006, the Board of Directors of the Company approved, and on May 1, 2007, reapproved the adoption of the 2006 Employee, Director and Consultant Stock Plan (the “2006 Stock Plan”). The stockholders approved the 2006 Stock Plan on June 1, 2007. The initial number of shares which may be issued from time to time pursuant to this Plan is 2,160,000 shares of common stock.  In addition, on the first day of each fiscal year of the Company during the period beginning in fiscal year 2008, and ending on the second day of fiscal year 2017, the number of shares that may be issued from time to time pursuant to the Plan shall be increased by 200,000 shares.  The initial number of shares available for issuance of 2,160,000 increased by 200,000 in 2008, 2009 2010 and 2011, resulting in the total number of shares that may be issued as of January 1, 2011 to be 2,960,000.  As of June 30, 2011, there were 922,818 options available to grant under the 2006 Stock Plan.

Employee options vest according to the terms of the specific grant and expire 10 years from the date of grant. Non-employee option grants to date vest typically over a 2 to 3 year period. The Company had 2,037,181 options outstanding at a weighted average exercise price of $3.77 at June 30, 2011. There were 901,795 non-vested stock options with a weighted average grant date fair value of $1.35 outstanding at June 30, 2011.  As of June 30, 2011, there was $1,216,434 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted-average period of 2.59 years.

The Company estimated share-based compensation expense for the three months ended June 30, 2011 using the Black-Scholes model with the following weighted average assumptions:

	2010	2011
Risk free interest rate	3.0%	2.22 -2.89%
Expected dividend yield	—	—
Expected volatility	82%	118 - 120%
Expected term (in years)	6.25	5.31 - 6.25
Forfeiture rate	7.8%	7.1%

During the three months ended June 30, 2010, there were 100,000 option shares granted with a fair value of $1.60. The Company estimated the fair value using the Black-Scholes model with a risk free interest rate of 3.0%, expected volatility of 82%, and an expected term of 6.25 years.  Also during the three months ended June 30, 2010, the Company modified an award for a terminated employee by extending the term on 40,000 shares for an additional one year period expiring in April 2011.  The fair value of the modification was $1.06 per share and it was estimated using the Black-Scholes model with a risk free interest rate of 0.46% and expected volatility of 95%. For the three months ended June 30, 2011, there were 195,000 option shares granted with a fair value of $1.88. The Company estimated the fair value of 75,000 shares using the Black-Scholes model with a risk free interest rate of 2.22%, expected volatility of 118% and an expected term of 5.31 years. The Company estimated the fair value of 120,000 shares using the Black-Scholes model with a risk free interest rate of 2.89%, expected volatility of 120% and an expected term of 6.25 years.

The following table summarizes the stock option activity for the six months ended June 30, 2011:

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2010	1,995,280	$4.18	7.52	$446,501
Granted (Unaudited)	295,721	$2.26
Exercised (Unaudited)	(4,314)	$—
Forfeited (Unaudited)	(249,505)	$5.33
Outstanding, June 30, 2011 (Unaudited)	2,037,181	$3.77	7.71	$753,239
Exercisable, June 30, 2011 (Unaudited)	1,135,386	$4.93	6,76	$309,500

Information about stock-based compensation included in the results of operations for the three and six months ended June 30, 2010 and 2011 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	(Unaudited)		(Unaudited)
	2010	2011	2010	2011
Cost of revenue	$25,606	$87,297	$59,184	$162,180
Research and development		6,905		11,367
Sales and marketing	4,750	4,986	10,978	13,244
General and administrative	60,505	191,657	139,845	310,261
Totals	$90,861	$290,845	$210,007	$497,052

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

There were no warrants granted during the three and six months ended June 30, 2010 and 2011.  As of June 30, 2011, all of the warrants were outstanding and exercisable and had a remaining contractual life of 1 year.

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

We file U.S. federal, U.S. state, and foreign tax returns. Our major tax jurisdictions are U.S. federal and the State of California and are subject to tax examinations for the open years from 2007 through June 2011.

10. Related Party Transactions

While employed at USC, Kathleen Danenberg, Founder and Executive Scientific and Technical Officer and director, developed and patented an extraction method that allowed reliable and consistent isolation of RNA from FFPE suitable for RT-PCR. USC retains ownership of this patent but has exclusively licensed this technology to the Company. In consideration for this license, the Company is obligated to pay royalties to USC, as a percentage of net sales of products or services using the technology, and to meet a certain minimum in royalty payments. Pursuant to USC policy, the inventors of technology owned by the University and then licensed for commercialization are paid a portion of royalties received by the University from the licensed technology. USC therefore pays a portion of royalties received from the Company to Mrs. Danenberg in recognition of her invention. For the three and six months ended June, 2010, Mrs. Danenberg was paid $21,347 and $32,758, respectively. For the three months ended June 30, 2011, Mrs. Danenberg was paid $154,649.

11. Segment Information

The Company operates in a single reporting segment, with an operating facility in the United States.

The following enterprise wide disclosure was prepared on a basis consistent with the preparation of the consolidated financial statements. The following tables contain certain financial information by geographic area:

	Three Months Ended June 30,		Six Months Ended June 30,
Net Revenue:	2010	2011	2010	2011
	(Unaudited)		(Unaudited)
United States	$3,714,963	$4,785,895	$6,080,729	$8,907,816
Europe	1,414,092	1,570,394	2,437,309	3,077,272
Japan	513,600	346,272	821,525	645,100
	$5,642,655	$6,702,561	$9,339,563	$12,630,188

Long-lived assets:	December 31, 2010	June 30, 2011 (Unaudited)
United States	$805,817	$1,307,513

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

12.  U.K. Operations

There are no current operations in the U.K. subsidiary. The operating costs related to the U.K. subsidiary were $3,986 and $10,398 for the three months ended June 30, 2010 and 2011, respectively, and $7,391 and $14,021for the six months ended June 30, 2010 and 2011, respectively, included in the general and administrative expenses in the accompanying statements of operations.

13. Issuance of Stock

Private Placements:

On February 27, 2009, the Company entered into a Purchase Agreement with certain affiliates of Special Situations Funds for the private placement of 2,000,000 newly-issued shares of the Company’s common stock at a per share price of $1.00. The closing of the sale of the Shares occurred on March 2, 2009.  The aggregate offering price of the shares was $2 million and the Company received the funds on March 2, 2009.

In connection with the Special Situations Funds Private Placement, we also entered into a Registration Rights Agreement, dated February 27, 2009, with the Purchasers (the “Registration Rights Agreement”) pursuant to which the Company filed a registration statement with the Securities and Exchange Commission (“SEC”) to register the 2,000,000 shares for resale, which registration statement became effective on June 30, 2009.

Equity Raises:

On May 6, 2011, the Company issued 1,175,512 shares of its common stock at a price of $1.99 per share in a registered direct public offering to certain institutional investors and received net proceeds of approximately $2.2 million from the sales, after deducting its estimated offering expenses. The securities issued with this financing were registered under the Securities and Exchange Act of 1933, as amended. The shares were issued pursuant to a prospectus supplement dated May 4, 2011 and an accompanying prospectus dated January 6, 2011, pursuant to the Company’s existing effective shelf registration statement on Form S-3 (File No. 333-171266), which was filed with the Securities and Exchange Commission on December 17, 2010 and declared effective by the SEC on January 6, 2011.

Common stock classified outside of stockholders’ equity (deficit)

On July 22, 2009, the Company entered into a Purchase Agreement with certain funds managed by Lansdowne Partners Limited Partnership for the private placement of 3,057,907 newly-issued shares of the Company’s common stock at a per share price of $1.30. The closing of the sale of the shares occurred on July 22, 2009.  The aggregate offering price of the shares was approximately $4 million and the Company received the funds on July 23, 2009.  In connection with the acquisition of the shares, the Purchasers were granted certain preemptive rights permitting them to maintain their percentage ownership interests in connection with future issuances of the Company’s capital stock, subject to various exceptions and limitations.

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

In connection with the Private Placement, the Company also entered into a Registration Rights Agreement, dated March 5, 2010, with the Purchasers (the “Registration Rights Agreement”) pursuant to which it has agreed to file, within 45 days of the closing of the Private Placement, a registration statement with the SEC to register the shares for resale, which registration statement is required to become effective within 120 days following the closing.  The Company also granted certain “piggyback” registration rights to the Purchasers which are triggered if the Company proposes to file a registration statement for its own account or the account of one or more shareholders until the earlier of the sale of all of the shares or the shares become eligible for sale under Rule 144(b)(1) without restriction.

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

As of December 31, 2010 and June 30, 2011, $7,854,682 of common stock was classified outside of stockholders’ equity (deficit).

14. Fair Value Measurements

On January 1, 2009, the Company adopted ASC 820 Fair Value Measurements and Disclosures which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. ASC 820 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information.  ASC 820 establishes a three-level valuation hierarchy of valuation techniques that is based on observable and unobservable inputs. Classification within the hierarchy is determined based on the lowest level of input that is significant to the fair value measurement. The first two inputs are considered observable and the last unobservable, that may be used to measure fair value and include the following:

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

As of June 30, 2011, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis, including its cash and cash equivalents. The fair value of these assets and liabilities was determined using the following inputs in accordance with ASC 820 at June 30, 2011:

	Fair Value Measurement as of June 30, 2011
	Total	Level 1	Level 2	Level 3
Description	$	$	$	$
Money market accounts (1)	10,000	10,000	—	—

(1)	Included in cash and cash equivalents on the accompanying consolidated balance sheet.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes to the financial statements included elsewhere in this Quarterly Report on Form 10-Q as of June 30, 2011 and our audited financial statements for the year ended December 31, 2010 included in our Annual Report on Form 10-K previously filed with the SEC. This discussion contains forward-looking statements that relate to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward looking statements.

Overview

Response Genetics, Inc. (the “Company”) was incorporated in the state of Delaware on September 23, 1999 as Bio Type, Inc. for the purpose of providing unique molecular profiling services of tumor tissue that has been formalin-fixed and embedded in paraffin wax. In August 2000, we changed our name to Response Genetics, Inc. In November 2006, we established Response Genetics Ltd., a wholly owned subsidiary in Edinburgh, Scotland. On February 9, 2009 we implemented a reduction of workforce pursuant to which we closed our subsidiary in Edinburgh. See “liquidity and capital resources” for additional information.

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

At present, most chemotherapy regimens are administered without any pre-selection of patients on the basis of their particular genetics. However, recent development of very sensitive molecular technologies has enabled researchers to identify and measure genetic and biochemical factors in patients’ tissues that may predict the probability of success or failure of many currently used anti-cancer agents. In order to increase the chances of a better chemotherapy outcome for cancer patients, we are developing genetic tests that will measure predictive factors for tumor response in tumor tissue samples. We have begun offering tests for non-small cell lung cancer (NSCLC) (ResponseDX:Lung™),  colorectal cancer (CRC) (ResponseDX:Colon™), melanoma (ResponseDX:Melanoma™) and gastric and gastroesophageal (GE) cancer  (ResponseDX: Gastric™) patients’ tumor tissue through our laboratory located in Los Angeles, California, which is certified under the Clinical Laboratory Improvement Amendments of 1988 (CLIA), and we anticipate offering additional tests for ovarian and pancreatic cancer in the future. These tests are proprietary based tests which serve to help oncologists make optional therapeutic decisions for cancer patients. The results from our tests may help oncologists choose among chemotherapy regimens to treat their cancer patients. Currently, our recently formed sales team has been expanded to 14 sales people located in the West Coast, Midwest, and East Coast areas of the United States.

Diagnostic Tests for Other Cancers

In addition to ResponseDX:Lung, ResponseDX:Colon, ResponseDX: Gastric and ResponseDX:Melanoma, we are developing and intend to commercialize tests for other types of cancer that identify genetic profiles of tumors that are more aggressive and recur rapidly after surgery. We also are identifying genetic profiles of tumors that are more or less responsive to a particular chemotherapy. Following the development of tests to predict the risk of recurrence after surgery, we intend to develop tests to determine the most active chemotherapy regimen for the individual patient at risk. Once developed and after obtaining any necessary regulatory approvals, we intend to leverage our relationships in the healthcare industry to market, sell or license these tests as a means for physicians to determine the courses of cancer treatment

Expansion of our pharmacogenomic testing services business

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

Research and development expenses represented 6.4% and 3.3% of our total operating expenses for the three months ended June 30, 2010 and 2011, respectively, and 8.1% and 3.0% for the six months ended June 30, 2010 and 2011, respectively. Major components of the $388,046 and $221,546 in research and development expenses for the three months ended June 30, 2010 and 2011, respectively, and $960,230 and $385,888 for the six months ended June 30, 2010 and 2011, respectively,  included supplies and reagents for our research activities, personnel costs, occupancy costs, equipment warranties and service, patent fees,  insurance, business consulting and sample procurement costs.

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

The Company recognizes all product revenue from its ResponseDX tests on an accrual basis. ResponseDX Private Payor and Medicare revenue are recorded at established billing rates less an estimated billing adjustment, based on reporting models utilizing historical cash collection percentages and updated for current effective reimbursement factors. Currently the Company determines historical cash collection percentages based on a rolling twelve month average that is calculated quarterly. Our Medicare provider number allows us to invoice and collect from Medicare. Our invoicing to Medicare is primarily based on amounts allowed by Medicare for the service provided as defined by Common Procedural Terminology (CPT).

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

License Fees

We have licensed technology for the extraction of RNA and DNA from FFPE tumor specimens from USC in exchange for royalty fees on revenue generated by use of this technology. These royalties are calculated as a fixed percentage of revenue that we generate from use of the technology licensed from USC. Total license fees expensed in cost of revenue under the royalty agreement to USC were $141,107 and $132,913 for the three months ended June 30, 2010 and 2011, respectively, and $237,669 and $258,811 for the six months ended June 30, 2010 and 2011, respectively. We also maintain a non-exclusive license to use Roche’s polymerase chain reaction (PCR), homogenous PCR, and reverse transcription PCR processes. We pay Roche a fixed percentage royalty fee for revenue that we generate through use of this technology. Royalties expensed in cost of revenue under this agreement totaled $80,868 and $177,821 for the three months ended June 30, 2010 and 2011, respectively, and $211,363 and $308,364 for the six months ended June 30, 2010 and 2011, respectively.

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

Accounts Receivable

We invoice our pharmaceutical clients as specimens are processed and any other contractual obligations are met. Our contracts with pharmaceutical clients typically require payment within 45 days of the date of invoice. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our clients to make required payments. We specifically analyze accounts receivable and historical bad debts, client credit, current economic trends and changes in client payment trends when evaluating the adequacy of the allowance for doubtful accounts. Account balances are charged-off against the allowance when it is probable the receivable will not be recovered. To date, our clients have primarily been large pharmaceutical companies. As a result, bad debts to date have been minimal and there is no allowance for doubtful accounts for our pharmaceutical revenue at either December 31, 2010 or June 30, 2011.

We bill Medicare and Private Payors for ResponseDX upon completion of the required testing services. As such, we take assignment of benefits and the risk of collection with Medicare and Private Payors. We continue to monitor the collection history for Medicare and Private Payors.  Based on the historical experience for our Medicare accounts, we have determined that billings over one year old are unlikely to be collected.  Therefore, we have recognized bad debt expense and reduced our receivables by $159,713 for the three months ending June 30, 2011, and $27,772 for the three months ended June 30, 2010.

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

Results of Operations

Quarters Ended June 30, 2011 and June 30, 2010

Revenues:  Revenues were $6,702,561 for the quarter ended June 30, 2011, as compared to $5,642,655 for the quarter ended June 30, 2010, an increase of $1,059,906, or 18.8%. The increase was primarily due to increases in pharmaceutical revenues of $1,589,999 offset by a decrease in ResponseDX revenue of $525,856. For the quarter ended June 30, 2011, our two most significant pharmaceutical customers accounted for approximately 46% of our revenue, as compared to approximately 34% of our revenue for the quarter ended June 30, 2010.

Cost of Revenues:   Cost of revenues for the quarter ended June 30, 2011 were $2,800,905 as compared to $2,520,255 for the quarter ended June 30, 2010, an increase of $280,650 or 11.1%.  This increase resulted primarily from increases in personnel and temporary help costs of $138,289, lab supplies and reagent costs of $155,746, and royalty costs of $94,706 offset by decreases in legal cost of $66,158 and maintenance costs of $39,826.  Cost of revenues as a percentage of revenues was 41.8% for the quarter ended June 30, 2011, as compared to 44.7% for the quarter ended June 30, 2010, a decrease of 2.9%.  This decrease was primarily due the reduction of payments required under the Hitachi collaboration agreement, reduced laboratory personnel expenses and an  increase in revenue during the quarter ended June 30, 201, as compared to the quarter ended June 30, 2010.

Research and Development Expenses:  Research and development expenses were $221,546 for the quarter ended June 30, 2011, as compared to $388,046 for the quarter ended June 30, 2010, a decrease of $166,500 or 42.9%.  This decrease resulted primarily from decreases in consulting costs of $6,490, postage of $7,026, personnel costs of $59,977, legal costs of $16,556 and reagent and lab supply costs of $64,521. Even though research and development expenses decreased during this quarter, we expect research and development expenses to increase as we continue work to develop additional aspects of our technology and to study diagnostic indicators for various forms of cancer.

General and Administrative Expenses:  General and administrative expenses were $2,347,217 for the quarter ended June 30, 2011, as compared to $1,735,579 for the quarter ended June 30, 2010, an increase of $611,638 or 35.2%.  This increase resulted primarily from increases in personnel costs of $261,499, stock compensation costs of $131,152, business travel of $23,603, billing services of $67,570, business taxes of $125,744 and bad debt of $131,941, offset by a decrease in legal costs of $148,438.

Sales and Marketing Expenses:  Sales and marketing expenses were $1,417,460 for the quarter ended June 30, 2011, as compared to $1,422,788 for the quarter ended June 30, 2010, a decrease of $5,328 or 0.04%.  The decrease primarily resulted from decreased sales and marketing activities for ResponseDX, which included decreases in travel costs of $23,625, speaker fees of $48,492, advertising of $39,052,  promotional events of $60,758 and legal fees of $24,678. These decreases were offset by increases in personnel costs of $159,067.  We expect that sales and marketing costs will continue to increase as we expand our sales and marketing activities in order to gain clinical acceptance of our ResponseDX assays.

Interest Income:  Interest income was $14 for the quarter ended June 30, 2011, compared with $165 for the same period in 2010. This $5,031 decrease was due to lower rates of return during the period ending June 30, 2011.

Income Taxes:   As of June 30, 2011 and 2010, a full valuation allowance has been recorded for the deferred tax assets since we do not believe the recoverability of the deferred income tax assets in the near future is more likely than not.

Six months Ended June 30, 2011 and June 30, 2010

Revenues:  Revenues were $12,630,136 for the six months ended June 30, 2011, as compared to $9,339,563 for the six months ended June 30, 2010, an increase of $3,290,573, or 35.2%. The increase was primarily due to increases in ResponseDX revenue of $854,166 and pharmaceutical revenues of $3,035,093.    For the six months ended June 30, 2011, our two most significant pharmaceutical customers accounted for approximately 44.3% of our revenue, as compared to approximately 35% of our revenue for the six months ended June 30, 2010.

Cost of Revenues:   Cost of revenues for the six months ended June 30, 2011 were $5,501,827 as compared to $4,654,063 for the six months ended June 30, 2010, an increase of $847,764 or 18.2%.  This increase resulted primarily from increases in personnel and temporary help costs of $496,601, lab supplies and reagent costs of $26,875, consultation costs of $122,696, royalties of $119,659 and shipping costs of $51,600.  Cost of revenues as a percentage of revenues was 43.6% for the six months ended June 30, 2011, as compared to 49.8% for the six months ended June 30, 2010, a decrease of 6.2%.

Research and Development Expenses:  Research and development expenses were $385,888 for the six months ended June 30, 2011, as compared to $960,230 for the six months ended June 30, 2010, a decrease of $574,342 or 59.8%.  This decrease resulted primarily from decreases in personal costs of $193,719, consulting costs of $27,134 lab supplies and reagent costs of $91,412, postage charges of $17,305 and legal costs of $45,792. Even though research and development expenses decreased during this six month period, we expect research and development expenses to increase as we continue work to develop additional aspects of our technology and to study diagnostic indicators for various forms of cancer.

General and Administrative Expenses:  General and administrative expenses were $4,224,562 for six months ended June 30, 2011, as compared to $3,467,100 for the six months ended June 30, 2010, an increase of $757,462 or 21.8%.  This increase resulted primarily from increases in personnel costs of $494,509, business travel of $46,464, billing services of $182,289, audit and review fees of $35,684, business taxes of $142,457, and bad debts of $272,158, offset by a decrease in legal costs of $215,586 and advertising of $69,264.

Sales and Marketing Expenses:  Sales and marketing expenses were $2,856,586 for the six months ended June 30, 2011, as compared to $2,771,705 for the six months ended June 30, 2010, an increase of $84,881 or 3.1%.  The increase primarily resulted from increased sales and marketing activities for ResponseDX, which included increases in personnel costs of $441,171, offset by decreases in speaker fees of     $121,942, travel costs of $21,560, meeting costs of $14,231 and advertising and promotional costs of $150,298.  We expect that sales and marketing costs will continue to increase as we expand our sales and marketing activities in order to gain clinical acceptance of our ResponseDX assays.

United Kingdom ( U.K ) Expenses:  The operating costs related to our UK subsidiary were $14,021 for the six months ended June 30, 2011 compared to $7,391 for the same comparable period in 2010. For presentation purposes the amount of expense for the U.K. subsidiary is included in general and administrative expenses in the accompanying statement of operations.

Interest Income:  Interest income was $66 for the six months ended June 30, 2011, compared with $264 for the same period in 2010. This $198 decrease was due to lower rates of return during the six month period ending June 30, 2011.

Income Taxes:   As of June 30, 2011 and 2009, a full valuation allowance has been recorded for the deferred tax assets since we do not believe the recoverability of the deferred income tax assets in the near future is more likely than not.

Liquidity and Capital Resources

We incurred net losses of $425,038 and $87,344 during the quarters ended June 30, 2010 and 2011, respectively. Since our inception in September 1999, we have incurred cumulative losses and as of June 30, 2011, we had an accumulated deficit of $44,161,397. We have not yet achieved profitability and anticipate that we will likely incur additional losses.  We cannot provide assurance as to when will achieve profitability. We expect that our cash and cash equivalents will be used to fund our selling and marketing activities primarily related to our ResponseDX tests, research and development, and general corporate purposes. As a result, we will need to generate significant revenues to achieve profitability.  Management expects that cash on the balance sheet plus cash generated from operations will be sufficient to meet current obligations through at least the second quarter of 2012. Nevertheless, until we can generate and maintain sufficient revenues to finance our cash requirements, which we may never do, we expect to finance additional cash needs primarily through public or private equity offerings, strategic collaborations, and other financing opportunities as they may arise.  We do not know whether additional funding will be available on acceptable terms, if at all.  If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate selling and marketing activities or research and development programs.

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

Issuance of Stock

Private Placements:

On February 27, 2009, the Company entered into a Purchase Agreement with certain affiliates of Special Situations Funds for the private placement of 2,000,000 newly-issued shares of the Company’s common stock at a per share price of $1.00. The closing of the sale of the Shares occurred on March 2, 2009.  The aggregate offering price of the shares was $2 million and the Company received the funds on March 2, 2009.

In connection with the Special Situations Funds Private Placement, we also entered into a Registration Rights Agreement, dated February 27, 2009, with the Purchasers (the “Registration Rights Agreement”) pursuant to which the Company filed a registration statement with the Securities and Exchange Commission (“SEC”) to register the 2,000,000 shares for resale, which registration statement became effective on June 30, 2009.

Equity Raises:

On May 6, 2011, the Company issued 1,175,512 shares of its common stock at a price of $1.99 per share in a registered direct public offering to certain institutional investors and received net proceeds of approximately $2.2 million from the sales, after deducting its estimated offering expenses. The securities issued with this financing are registered under the Securities and Exchange Act of 1933, as amended. The shares were issued pursuant to a prospectus supplement dated May 4, 2011 and an accompanying prospectus dated January 6, 2011, pursuant to the Company’s existing effective shelf registration statement on Form S-3 (File No. 333-171266), which was filed with the Securities and Exchange Commission on December 17, 2010 and declared effective by the SEC on January 6, 2011.

Common stock classified outside of stockholders’ equity (deficit)

On July 22, 2009, we entered into a Purchase Agreement with certain funds of Lansdowne Partners Limited for the private placement of 3,057,907 newly-issued shares of the Company’s common stock at a per share price of $1.30. The closing of the sale of the Shares occurred on July 23, 2009. The aggregate offering price of the shares was approximately $4 million.  In connection with the acquisition of the Shares, the Purchasers were granted certain preemptive rights permitting them to maintain their percentage ownership interests in connection with future issuances of the Company’s capital stock, subject to various exceptions and limitations. We received the funds on July 23, 2009.

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

In connection with the Private Placement, we also entered into a Registration Rights Agreement, dated March 5, 2010, with the Purchasers (the “Registration Rights Agreement”) pursuant to which it has agreed to file, within 45 days of the closing of the Private Placement, a registration statement with the SEC to register the shares for resale, which registration statement is required to become effective within 120 days following the closing.  We also granted certain “piggyback” registration rights to the Purchasers which are triggered if we propose to file a registration statement for its own account or the account of one or more shareholders until the earlier of the sale of all of the shares or the shares become eligible for sale under Rule 144(b)(1) without restriction.

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

Comparison of Cash Flows for the Six Months Ended June 30, 2011 and 2010

As of June 30, 2011, we had $3,321,937 in cash and cash equivalents, working capital of $5,603,105 and an accumulated deficit of $44,161,397.

Cash flows used in operating activities

During the six months ended June 30, 2011, the Company used cash flows in operating activities of $2,263,236 compared to $4,155,483 used in the six months ended June 30, 2010. The reasons for the decrease in cash used in operating activities of $1,892,247 was due mainly to the decrease in net loss for the period ending June 30, 2011 increase in accrued expenses, offset by the increase in accounts receivable.

The increase in accounts receivable of $1,952,819 related to an increase in revenue for the quarter from the Company’s pharmaceutical clients and from the ResponseDX sales increases.

The increase in accrued expenses of $655,818 relates to an increase in the amount of accrued business taxes and other payments that the company has incurred but are not yet payable.

Cash flows used in investing activities

Net cash used in investing activities was $681,410 for the six months ended June 30, 2011 and $178,964 for the six months ended June 30, 2010.  This increase was attributable to the additional need for capital equipment purchases in our laboratories.

Cash flows provided by financing activities

Cash flows from financing activities for the six months ended June 30, 2011 provided net cash of $2,184,946 relating to the sale of common stock.  Cash flows from financing activities for the six months ended June 30, 2010 provided net cash of $3,879,403 relating to the sale of common stock.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued ASU 2010-06, Improving Disclosures about Fair Value Measurements, amends FASB ASC 820-10, Fair Value Measurements and Disclosures, and requires new disclosures about transfers into and out of Level 1 and 2 of the fair value hierarchy and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements.  It is effective for interim and annual reporting periods beginning after December 15, 2009, except for the Level 3 measurement disclosures, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  Early adoption is permitted. The adoption of this guidance did not have a material effect on our results of operations or financial position.

In April 2010, the FASB issued ASU No. 2010-17, “Revenue Recognition — Milestone Method (Topic 605): Milestone Method of Revenue Recognition”. This ASU provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. The updated guidance is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Entities may elect to adopt the amendments in the ASU retrospectively for all prior periods. The adoption of these provisions did not have a material effect on our consolidated financial statements.

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

 In July 2011, the FASB issued ASU 2011-7, “Health Care Entities (Topic 954): Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities” (“ASU2011-7”). In accordance with ASU 2011-7, the Company will be required to present its provision for doubtful accounts related to patient service revenue as a deduction from revenue, similar to contractual discounts. Accordingly, the Company’s revenues will be required to be reported net of both contractual discounts as well as its provision for doubtful accounts related to patient service revenues. Additionally, ASU 2011-7 will require the Company to make certain additional disclosures designed to help users understand how contractual discounts and bad debts affect recorded revenue in both interim and annual financial statements. ASU 2011-7 is required to be applied retrospectively and is effective for public companies for fiscal years beginning after December 15, 2011, and interim periods within those fiscal years. Early adoption is permitted. Management is still evaluating the potential effect that the adoption of this guidance will have on the results of operations or our financial position.

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

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4. (Removed and Reserved).

ITEM 5. Other Information.

None

ITEM 6. Exhibits.

31.1	Certification of Principal Executive Officer Pursuant to Section 302.

31.2	Certification of Principal Financial Officer Pursuant to Section 302.

32	Section 906 certification of periodic financial report by Chief Executive Officer and Chief Financial Officer.

EX-101	Instance Document

EX-101	Schema Document

EX-101	Calculation Linkbase Document

EX-101	Labels Linkbase Document

EX-101	Presentation Linkbase Document

EX-101	Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESPONSE GENETICS, INC.

DATE: August 11, 2011	By:	/s/ Denise McNairn
Denise McNairn
Chief Executive Officer (Principal Executive Officer)

DATE: August 11, 2011	By:	/s/ David O’Toole
David O’Toole
Chief Financial Officer (Principal Financial Officer)