Form 10-Q
period 2011-09-30
RESPONSE GENETICS INC
filed 2011-11-14
CIK 1124608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
 (MARK ONE)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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
Yes ☐ No ☒

On November 10, 2011, there were 19,537,232 shares of common stock, $.01 par value per share, issued and outstanding.

Response Genetics, Inc.

Form 10-Q
Table of Contents

		Page
		Number
Part I.	Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheets — December 31, 2010 and September 30, 2011 (Unaudited)	1

	Unaudited Consolidated Statements of Operations and Comprehensive Loss — Three and Nine Months ended September 30, 2010 and 2011	2

	Unaudited Consolidated Statements of Cash Flows —Nine Months ended September 30, 2010 and 2011	3

	Notes to Unaudited Consolidated Financial Statements	4 - 18

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Qualitative and Quantitative Disclosures About Market Risk	27

Item 4.	Controls and Procedures	27

Part II.	Other Information

Item 1.	Legal Proceedings	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3.	Defaults Upon Senior Securities	28

Item 4.	Removed and Reserved	28

Item 5.	Other Information	28

Item 6.	Exhibits	28

Signatures		29

Exhibit Index

	EX- 3.2.1 Amended and Restated Bylaws of Response Genetics, Inc., effective July 13, 2010
	EX-31.1 (Certification required under Section 302 of the Sarbanes-Oxley Act of 2002)
	EX-31.2 (Certification required under Section 302 of the Sarbanes-Oxley Act of 2002)
	EX-32 (Certification required under Section 906 of the Sarbanes-Oxley Act of 2002)
	EX-101 Instance Document
	EX-101 Schema Document
	EX-101 Calculation Linkbase Document
	EX-101 Labels Linkbase Document
	EX-101 Presentation Linkbase Document
	EX-101 Definition Linkbase Document

ii

RESPONSE GENETICS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2010	September 30, 2011
		(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$4,120,074	$2,532,009
Accounts receivable	4,733,698	5,096,486
Prepaid expenses and other current assets	941,981	793,738
Total current assets	9,795,753	8,422,233
Property and equipment, net	698,755	1,033,565
Intangible assets, net	107,062	46,846
Total assets	$10,601,570	$9,502,644

LIABILITIES, COMMON STOCK CLASSIFED OUTSIDE OF STOCKHOLDERS’ EQUITY (DEFICIT) AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$1,247,151	$1,200,455
Accrued expenses	1,075,636	288,589
Accrued royalties	809,694	477,890
Accrued payroll and related liabilities	1,271,037	1,096,174
Capital lease obligation	—	102,101
Deferred revenue	1,518,696	485,451
Total current liabilities	5,922,214	3,650,660
Deferred revenue, net of current portion	100,070	—
Capital lease obligation net of current portion	—	226,858
Total liabilities	6,022,284	3,877,518

Commitments and contingencies (Note 5)

Common stock classified outside of stockholders’ equity (deficit)	7,854,682	7,854,682

Stockholders’ equity (deficit)
Common stock, $0.01 par value; 50,000,000 shares authorized; 18,357,406 and 19,537,232 shares issued and outstanding at December 31, 2010 and September 30, 2011, respectively	122,942	134,327
Additional paid-in capital	40,612,785	43,490,116
Accumulated deficit	(43,817,163)	(45,576,937)
Accumulated other comprehensive loss	(193,960)	(277,062)
Total stockholders’ equity (deficit)	(3,275,396)	(2,229,556)
Total liabilities and stockholders’ equity (deficit)	$10,601,570	$9,502,644

The accompanying notes are an integral part of these consolidated financial statements.

RESPONSE GENETICS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended September 30,		Nine Months Ended September 30
	2010	2011	2010	2011
Net Revenue	$5,574,649	$5,100,649	$14,914,212	$17,730,785
Operating expenses:
Cost of revenue	2,738,693	2,538,176	7,392,756	8,040,003
Selling and marketing	1,554,430	1,251,054	4,395,400	4,107,639
General and administrative	2,021,654	2,268,517	5,417,635	6,493,079
Research and development	319,271	452,734	1,279,501	838,622
Total operating expenses	6,634,048	6,510,481	18,485,292	19,479,343
Operating loss	(1,059,399)	(1,409,832)	(3,571,080)	(1,748,558)
Other income (expense):
Interest expense	(2,702)	(5,804)	(7,759)	(11,379)
Interest income	185	96	448	162
Other	—	—	(1,854)	—
Loss before provision for income taxes	(1,061,916)	(1,415,540)	(3,580,245)	(1,759,775)
Provision for income taxes	—	—	1,256	—
Net loss	$(1,061,916)	$(1,415,540)	$(3,581,501)	$(1,759,775)

Unrealized gain (loss) on foreign currency translation	9,045	(25,593)	(4,397)	(25,593)
Total comprehensive loss	$(1,052,871)	$(1,441,133)	$(3,585,898)	$(1,785,368)
Net loss per share — basic and diluted	$(0.06)	$(0.07)	$(0.20)	$(0.09)
Weighted-average shares — basic and diluted	18,314,379	19,537,232	17,612,982	18,979,010

 The accompanying notes are an integral part of these consolidated financial statements.

RESPONSE GENETICS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2010	2011
Cash flows from operating activities:
Net loss	$(3,581,501)	$(1,759,775)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	258,302	262,591
Share-based compensation	524,290	703,771
Bad debt expense	132,186	460,883
Loss on sale of property and equipment	1,854	7,728
Loss on asset impairment	—	157,241
Changes in operating assets and liabilities:
Accounts receivable	(2,898,412)	(823,671)
Prepaid expenses and other current assets	109,319	148,244
Accounts payable	628,075	(46,697)
Accrued expenses	136,777	(787,047)
Accrued royalties	458,482	(331,803)
Accrued payroll and related liabilities	350,782	(174,863)
Deferred revenue	(1,323,802)	(1,133,316)
Net cash used in operating activities	(5,203,648)	(3,316,714)
Cash flows from investing activities:
Purchase of property and equipment and software development	(308,904)	(357,154)
Net cash used in investing activities	(308,904)	(357,154)
Cash flows from financing activities:
Net proceeds from issuance of common stock	3,897,795	2,179,535
Capital contributions	—	5,411
Cash payments on capital lease	—	(16,041)
Net cash provided by financing activities	3,897,795	2,168,905
Effect of foreign exchange rates on cash and cash equivalents	(4,397)	(83,102)
Net decrease in cash and cash equivalents	(1,619,154)	(1,588,065)
Cash and cash equivalents:
Beginning of period	7,058,365	4,120,074
End of period	$5,439,211	$2,532,009
Cash paid during the period for:
Income taxes	$1,256	$—
Interest	$7,759	$11,379
Supplemental disclosure of non-cash financing activities
Property and equipment acquired by capital lease	$—	$345,000

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

Since its inception, the Company has devoted substantial effort in developing its product and has incurred losses and negative cash flows from operations, and as of September 30, 2011 has an accumulated deficit of $45,576,937. The Company is forecasting continued losses and negative cash flows as it funds its selling and marketing activities and research and development programs.

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

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies - (continued)

Accounts Receivable

Clinical Accounts Receivable

The Company invoices its clients as specimens are processed and any other contractual obligations are met. The Company’s contracts with clients typically require payment within 45 days of the date of invoice. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its clients to make required payments. The Company specifically analyzes accounts receivable and historical bad debts, client credit, current economic trends and changes in client payment trends when evaluating the adequacy of the allowance for doubtful accounts. Account balances are charged-off against the allowance when it is probable the receivable will not be recovered. To date, the Company’s clients have primarily been large pharmaceutical companies. As a result, bad debts to date have been minimal. Pharmaceutical company accounts receivable as of December 31, 2010 and September 30, 2011 were $1,694,130 and $1,917,364 respectively.  There were no allowances for doubtful accounts recorded against these accounts receivable at December 31, 2010 and September 30, 2011.

ResponseDX Accounts Receivable

Response DX accounts receivable are recorded from two primary payors: Medicare, and Private Payors, based upon their respective applicable billing rates. ResponseDX accounts receivable related to Medicare are recorded at established billing rates less an estimated billing adjustment, based on reporting models utilizing historical cash collection percentages and updated for current effective reimbursement factors. Currently the Company determines historical cash collection percentages based on reporting models utilizing historical cash collection percentages and updated for current effective reimbursement factors. Management performs ongoing valuations of accounts receivable balances based on management’s evaluation of historical collection experience and industry trends. Based on the historical experience for our Medicare accounts, management has determined that billings over one year are unlikely to be collected. The Company has not recorded an allowance for doubtful accounts as of September 30, 2011. During the three months ended September 30, 2010 and September 30, 2011, the Company recorded bad debt expense of $0 and $160,952, for the nine months ended September 30, 2010 and 2011, the Company recorded bad debt expense of $132,186 and $460,883, respectively.

ResponseDX accounts receivable as of December 31, 2010 and September 30, 2011, consisted of the following:

	December 31, 2010	September 30, 2011
		(Unaudited)
Net Medicare receivable	$1,092,386	$878,402
Net Private Payor receivable	2,061,020	2,264,363
Other	—	36,357
	3,153,406	3,179,122
Allowance for doubtful accounts - Medicare	(113,838)	—
Net ResponseDX accounts receivable	$3,039,568	$3,179,122

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

Maintenance and repairs are charged to expense as incurred. The cost and accumulated depreciation of assets sold or otherwise disposed of are removed from the related accounts and the resulting gain or loss is reflected in the statements of operations. As of December 31, 2010 the Company had capitalized costs related to database software development (see Note 3). As of September 30, 2011 the Company has placed a portion of this database into service and accordingly has started to depreciate this software development cost in accordance with ASC 350-40, Internal-Use Software.  The amortization period will be three years using the straight line method.

Capital Lease

     The Company leases certain equipment that is recorded as capital leases. This equipment is included in property and equipment on the accompanying balance sheet as of September 30, 2011.

     Future minimum lease payments under capital leases as of September 30, 2011 are as follows:

September 30, 2011
Years Ending December 31	(Unaudited)
2011	$32,670
2012	130,680
2013	130,680
2014	87,119
Total minimum lease payments	$381,149
Less represented by interest	52,190
Less current portion	102,101
Capital Lease obligation net of current portion	$226,858

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

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies - (continued)

Revenue Recognition – (continued)

The Company recognizes revenue from ResponseDX Private Payors and Medicare on the accrual basis. The revenue recorded from ResponseDX sales to Private Payors and Medicare for the nine months ended September 30, 2010 and September 30, 2011 was $8,213,567 and $9,425,747, respectively.

The Company has a Medicare provider number which allows it to invoice and collect from Medicare. Invoicing to Medicare is primarily based on amounts allowed by Medicare for the service provided as defined by Common Procedural Terminology (CPT) codes.  ResponseDX revenues related to Medicare billings are recorded at established billing rates net of an estimated billing adjustment, based on reporting models utilizing historical cash collection percentages and updated for current effective reimbursement factors.  Response DX revenue related to Private Payors are recorded at established billing rates less an allowance to reflect the revenue at the amounts expected based on historical collections patterns.

The following details ResponseDX revenue for the three and nine months ended September 30, 2010 and 2011:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(Unaudited)		(Unaudited)
	2010	2011	2010	2011

Net Medicare Revenue	$1,269,681	$1,572,807	$3,159,882	$4,029,675

Private Payor Revenue	1,690,761	1,765,753	4,863,024	5,389,199

Other	22,181	2,076	190,661	6,873

Net ResponseDX Revenue	$2,982,623	$3,340,636	$8,213,567	$9,425,747

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

ASC 740, Income Taxes, clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. As of December 31, 2010 and September 30, 2011, the Company does not have a liability for unrecognized tax benefits. The Company recognizes interest and penalties associated with tax matters as part of the income tax provision and includes accrued interest and penalties with the related tax liability in the balance sheet.

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

Foreign Currency Translation

The financial position and results of operations of the Company’s foreign subsidiary are determined using local currency as the functional currency. Assets and liabilities of these operations are translated at the exchange rate in effect at each period-end. Statement of Operations amounts are translated at the average rate of exchange prevailing during the period. Translation adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive loss in stockholders’ equity (deficit). The Company accounts for deferred revenue related to a specific contract as a nonmonetary obligation using historical exchange rates.

Comprehensive Loss

Comprehensive loss encompasses the change in equity from transactions and other events and circumstances from non-owner sources and the Company’s net loss. The components of comprehensive loss and accumulated other comprehensive loss comprise net loss and foreign currency translation adjustments as of December 31, 2010 and September 30, 2011, and for the three and nine months ended September 30, 2010 and 2011.

Fair Value of Financial Instruments

Cash and cash equivalents are stated at cost, which approximates fair market value.  Cash equivalents consist of money market accounts, with fair values estimated based on quoted market prices. For additional information see Note 14.

Selling and Marketing Costs

The Company markets its services through its advertising activities in trade publications and on line. Advertising costs are included in selling and marketing expenses on the statements of operations and are expensed as incurred.  Advertising costs for the three months ended September 30, 2010 and 2011 were $222,410 and $16,985 respectively, and $457,788 and $83,462 for the nine months ended September 30, 2010 and 2011, respectively.

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

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies - (continued)

Concentration of Credit Risk and Clients and Limited Suppliers

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances. All of our non-interest bearing cash balances were fully insured at September 30, 2011 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and our non-interest bearing cash balances may again exceed federally insured limits. In addition, the Company has invested its excess cash in money market instruments which are not insured under the Federal Deposit Insurance Corporation but are insured under the Securities Industry Protection Corporation.  At September 30, 2011, the Company had $10,000 of cash in money market instruments and has not incurred any losses on these cash balances.  At September 30, 2011, $99,506 of cash was held outside of the United States and is uninsured.

Revenue sources that account for greater than 10 percent of total revenue are provided below.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010		2011		2010		2011
	(Unaudited)				(Unaudited)
	Revenue	Percent of Total Revenue	Revenue	Percent of Total Revenue	Revenue	Percent of Total Revenue	Revenue	Percent of Total Revenue
GlaxoSmithKline and GlaxoSmithKline Biologicals	$1,804,935	32%	$1,465,706	29%	$4,956,629	33%	$7,046,744	40%

Medicare, net of contractual allowances	$1,269,681	23%	$1,572,807	31%	$3,153,882	21%	$4,029,676	23%

Customers that account for greater than 10 percent of accounts receivable are provided below.

	As of December 31, 2010		As of September 30, 2011
			(Unaudited)
	Receivable Balance	Percent of Total Receivables	Receivable Balance	Percent of Total Receivables
GlaxoSmithKline and GlaxoSmithKline Biologicals	$1,305,829	28%	$1,707,354	34%

Medicare, net of contractual allowances	$1,092,386	23%	$878,402	17%

Many of the supplies and reagents used in the Company’s testing process are procured from a limited number of suppliers. Any supply interruption or an increase in demand beyond the suppliers’ capabilities could have an adverse impact on the Company’s business. Management believes it can identify alternative sources, if necessary, but it is possible such sources may not be identified in sufficient time to avoid an adverse impact on its business. Refer also to Note 6 for further discussion regarding these supply agreements. The Company purchases certain laboratory supplies and reagents primarily from two suppliers. Purchases from the top two of those companies accounted for approximately 73% and 76% of the Company’s reagent purchases for the three months ended September 30, 2010 and 2011, respectively, and approximately 66% and 75% for the nine months ended September 30, 2010 and 2011, respectively.

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies - (continued)

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements, amends FASB ASC 820-10, Fair Value Measurements and Disclosures, and requires new disclosures about transfers into and out of Level 1 and 2 of the fair value hierarchy and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements.  It is effective for interim and annual reporting periods beginning after December 15, 2009, except for the Level 3 measurement disclosures, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  Early adoption is permitted. The partial adoption of this guidance did not have a material effect on our results of operations or financial position with the adoption of the remaining portion of this not expected to have a material effect.

In April 2010, the FASB issued ASU No. 2010-17, “Revenue Recognition — Milestone Method (Topic 605): Milestone Method of Revenue Recognition”. This ASU provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. The updated guidance is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Entities may elect to adopt the amendments in the ASU retrospectively for all prior periods. The adoption of this guidance did not have a material effect on our consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force (ASU 2009-13). ASU 2009-13 establishes a selling-price hierarchy for determining the selling price of each element within a multiple-deliverable arrangement. Specifically, the selling price assigned to each deliverable is to be based on vendor-specific objective evidence (VSOE) if available, third-party evidence, if VSOE is unavailable, and estimated selling prices if neither VSOE or third-party evidence is available. In addition, ASU 2009-13 eliminates the residual method of allocating arrangement consideration and instead requires allocation using the relative selling price method. ASU 2009-13 will be effective prospectively for multiple-deliverable revenue arrangements entered into, or materially modified, in fiscal years beginning on or after June 15, 2010. The adoption of this guidance did not have a material effect on our results of operation or financial position.

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

3. Property and Equipment and Intangible Assets

Property and equipment and intangible assets consists of the following:

	December 31, 2010	September 30, 2011
		(Unaudited)
Laboratory equipment	$2,389,339	$2,909,225
Furniture and equipment	735,731	736,680
Leasehold improvements	194,899	194,899
	3,319,969	3,840,804
Less: Accumulated depreciation	(2,621,214)	(2,807,239)
Total property and equipment, net	$698,755	$1,033,565

Internally developed software	$107,062	$48,461
Less: Accumulated depreciation and amortization	—	(1,615)
Total intangible assets, net	$107,062	$46,846

Internally developed software consists of various projects the Company has developed. The projects were completed during the third quarter of 2011. Depreciation and amortization expense, included in cost of revenue, general and administrative expenses, and research and development expenses, for the three months ended September 30, 2010 and 2011 was $90,600 and $90,606, respectively, and for the nine months ended September 30, 2010 and 2011 was $258,302 and $262,591, respectively. During the period ending September 2011 the company established a capital lease for various lab equipment. The fair value of the lease was $345,000, and the lease is for a three year term. Amortization expense for this lease for the period ending September 30, 2011 was $19,167.

During September 2011, the company recognized as asset impairment in the amount of $157,241. This represents the amount of internal costs that were capitalized for software development. Employees that were tasked with this project were terminated during the period and management concluded that the work done to date was not expected to provide substantive service potential to the Company.

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4. Loss Per Share

The Company calculates net loss per share in accordance with ASC 260, Earnings Per Share, Under the provisions of ASC 260, basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock and dilutive common stock equivalents then outstanding. Common stock equivalents consist of shares of common stock issuable upon the exercise of stock options and warrants.

The following table sets forth the computation for basic and diluted loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
	(Unaudited)		(Unaudited)

Numerator:
Net loss	$(1,061,916)	$(1,415,540)	$(3,581,501)	$(1,759,775)
Numerator for basic and diluted earnings per share	$(1,061,916)	$(1,415,540)	$(3,581,501)	$(1,759,775)

Denominator for basic and diluted earnings per share — weighted-average shares	18,314,379	19,537,232	17,612,982	18,979,010
Basic and diluted loss per share	$(0.06)	$(0.07)	$(0.20)	$(0.09)

Outstanding stock options and warrants to purchase 1,972,157 shares and 1,996,931 shares for the periods ended September 30, 2010 and 2011, respectively, of which 100,000 warrants are included in these amounts for 2010 and 2011, were excluded from the calculation of diluted loss per share as their effect would have been antidilutive.

5. Commitments and Contingencies

Operating Leases

The Company leases office and laboratory space under a noncancelable operating lease that expires on March 31, 2012. The lease contains two two-year options to extend the term of the lease and contains annual scheduled rate increases tied to the Consumer Price Index for the Los Angeles/Long Beach California metropolitan area. The Company also leases space in Fredrick, Maryland, for administrative purposes. This lease has been extended through December 31, 2011 at a rate of $1,500 per month.  Rent expense, included in cost of revenue, general and administrative, and research and development was $118,957 and $112,548 for the three months ended September 30, 2010 and 2011, respectively, and $338,057 and $371,553 for the nine months ended September 30, 2010 and 2011, respectively.

Future minimum lease payments by year and in the aggregate, under the Company’s noncancelable operating leases, consist of the following at September 30, 2011:

Period Ending June 31,
Remainder of 2011	$141,350
2012	162,778
Thereafter	—
Total	$304,128

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5. Commitments and Contingencies – (continued)

Guarantees

The Company enters into indemnification provisions under its agreements with other counterparties in its ordinary course of business, typically with business partners, clients and landlords. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities. These indemnification provisions generally survive termination of the underlying agreement. The Company reviews its exposure under these agreements no less than annually, or more frequently when events indicate. The Company believes the estimated fair value of these agreements is minimal as historically, no payments have been made by the Company under these indemnification obligations and in many cases, the Company maintains insurance against any losses. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2010 and September 30, 2011.

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

In consideration for this license, the Company agreed to pay to USC royalties based on a percentage of the revenues generated by the use of RGI-1 and related technology. Royalty expense included in cost of revenue relating to this agreement amounted to $142,594 and $123,873 for the three months ended September 30, 2010 and 2011, respectively, and $380,263 and $382,685 for the nine months ended September 30, 2010 and 2011.

License Agreement with Roche Molecular Systems (“Roche”)

In July 2001, the Company entered into a diagnostic services agreement with Roche to provide the Company with access to Roche’s patented PCR technology. In November 2004, this agreement was replaced by a non-exclusive license to use Roche’s PCR, homogenous PCR, and reverse transcription PCR processes. In consideration for these rights, the Company is obligated to pay royalties to Roche, based on a percentage of net sales of products or services that make use of the PCR technology. Royalty expense included in cost of revenue relating to this agreement amounted to $148,144 and $116,867 for the three months ended September 30, 2010 and 2011, respectively, and $359,507 and $425,232 for the nine months ended September 30, 2010 and 2011.

In November 2004, the Company entered into an agreement with Roche, pursuant to which the Company is collaborating with Roche to produce commercially viable assays used in the validation of genetic markers for pharmaceutical companies. Specifically, the Company has licensed the rights to Roche to use the pre-diagnostic assays the Company develops in the course of using its RNA-extraction technologies to provide testing services to pharmaceutical companies and to produce diagnostic kits that then can be sold commercially to those pharmaceutical companies. Roche is required to pay the Company royalties of a certain percentage of net sales of such diagnostic kits sold to pharmaceutical companies. Through September 30, 2011, Roche has not been required to pay any royalties to the Company pursuant to this agreement.

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

Revenue recognized from Taiho was $512,975 and $158,500 for the three months ended September 30, 2010 and 2011, respectively, and $1,334,500 and $803,600 for the nine months ended September 30, 2010 and 2011.

Services Agreement with SmithKline Beecham Corporation (d.b.a. GlaxoSmithKline or “GSK”)

In January 2006, the Company entered into an agreement with GSK, a leading pharmaceutical manufacturer, pursuant to which the Company provides services in connection with profiling the expression of various genes from a range of human cancers. Under the agreement, the Company will provide GSK with testing services as described in individual protocols and GSK will pay the Company for such services based on the pricing schedule established for each particular protocol. GSK is obligated to make minimum annual payments to the Company under the agreement and also was obligated to make a non-refundable upfront payment to the Company, to be credited against work undertaken pursuant to the agreement. In January 2006, the Company received an upfront payment of $2,000,000 which was initially recorded as deferred revenue. The timing of the recognition of these amounts is dependent upon when GSK submits the specimens for testing. The Company recognized $187,002 and $356,594 for the three months ended September 30, 2010, and 2011, respectively, and $901,387 and $2,878,860 for the nine months ended September 30, 2010 and 2011.

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

There was no amount of deferred revenue for this agreement at September 30, 2011. There is no amount of deferred revenue remaining for the Amended and Restated Master Service Agreement signed in December 2008.

Non-Exclusive License Agreement with GSK

In March 2010, the Company entered into a non-exclusive license agreement with GSK.  Under the agreement, the Company granted GSK a non-exclusive, sublicenseable license to its proprietary PCR analysis technology and diagnostic expertise to assess BRAF gene mutations in human tumor samples.  As part of the agreement, the Company received a non-refundable technology access fee in consideration for the transfer of the Company’s technology to GSK. The agreement also contains milestone provisions which would allow the Company to earn further payments from GSK.  The Company had not earned any milestone payments from GSK as of September 30, 2011.

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

The Amended and Restated Agreement further provides that the Company shall provide additional services on a fee-for-service basis, upon GSK Bio’s written request, relating to the bridging of assays/diagnostic tests to third parties that develop, manufacture and sell the commercial diagnostic tests to be used with certain of GSK Bio’s products. The amount of deferred revenue for this agreement at December 31, 2010 and September 30, 2011 is $1,333,186 and $333,294, respectively.  The timing of the recognition of these amounts is dependent upon when GSK Bio submits the specimens for testing. The Company recognized revenue of $1,617,933 and $1,109,112 relating to the GSK Bio agreement for the three months ended September 30, 2010, and 2011, respectively, of which $333,296 was relieved from deferred revenue for the period ended September 30, 2011.  The Company recognized revenue of $4,055,242 and $4,186,385, related to the GSK Bio agreement for the nine months ended September 30, 2010 and 2011, respectively, of which $999,888 was relieved from deferred revenue for the period ended September 30, 2011.

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

This agreement has an initial term of five years, with an automatic renewal for an additional three-year term unless either party gives 90 days notice in advance of the renewal date of its intent not to renew. Pursuant to the agreement, SBC will receive a percentage of the gross margin, as defined in the agreement, collected from the Company’s clients in China as compensation for its testing services performed.  For the three months ended September 30, 2010 and September 30, 2011, testing services performed totaled $51,773 and $84,275 and for the nine months ended September 30, 2010 and September 30, 2011, testing services performed totaled $63,594 and $234,512 respectively.

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

This Agreement has an initial term expiring on March 31, 2010, with an automatic renewal for one year at the end of the original period under the same terms and conditions. Pursuant to the agreement, Hitachi will receive a percentage of the revenue collected from the Company's clients in the Territory for its testing services performed which totaled $352,247 and $106,260 for the three months ended September 30, 2010 and 2011, respectively, and $969,375 and $481,951 for the nine months ended September 30, 2010 and 2011, respectively. Due to the natural disasters and related events that occurred in Japan in February of 2011, the processing of samples in Japan under our collaboration agreement with Hitachi was suspended. During the third quarter of 2011, these samples were processed in our Los Angeles laboratory. As such, we were not required to make payments to Hitachi under our agreement. The financial impact was that our cost of revenue was reduced and our net loss for the quarter was reduced. It is unclear when Hitachi will begin to process samples in Japan. Once they do, our cost of revenue and our net loss will be impacted.

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7. Stock Option Plan

In March 2000, the Company adopted a Stock Option Plan (the “2000 Plan”) as approved by its board of directors. Under the 2000 Plan, the Company may grant options to acquire up to 1,600,000 shares of common stock. In connection with the adoption of the 2006 Employee, Director and Consultant Stock Plan, as further discussed below, the Company will grant no additional options under its 2000 Plan under which options to purchase 190,000 shares remained outstanding as of September 30, 2011. Although no more options may be granted under the 2000 Plan, the terms of the 2000 Plan continue to apply to all outstanding options. The Company also granted options to purchase 16,000 shares of common stock to two consultants which were granted under separate agreements outside of the 2000 Plan.

On October 26, 2006, the Board of Directors of the Company approved, and on May 1, 2007, reapproved the adoption of the 2006 Employee, Director and Consultant Stock Plan (the “2006 Stock Plan”). The stockholders approved the 2006 Stock Plan on June 1, 2007. The initial number of shares which may be issued from time to time pursuant to this Plan is 2,160,000 shares of common stock.  In addition, on the first day of each fiscal year of the Company during the period beginning in fiscal year 2008, and ending on the second day of fiscal year 2017, the number of shares that may be issued from time to time pursuant to the Plan shall be increased by 200,000 shares.  The initial number of shares available for issuance of 2,160,000 increased by 200,000 in 2008, 2009 2010 and 2011, resulting in the total number of shares that may be issued as of January 1, 2011 to be 2,960,000.  As of September 30, 2011, there were 963,069 options available to grant under the 2006 Stock Plan.

Employee options vest according to the terms of the specific grant and expire 10 years from the date of grant. Non-employee option grants to date vest typically over a 2 to 3 year period. The Company had 1,996,931 options outstanding at a weighted average exercise price of $3.77 at September 30, 2011. There were 785,572 non-vested stock options with a weighted average grant date fair value of $1.35 outstanding at September 30, 2011.  As of September 30, 2011, there was $1,216,434 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted-average period of 2.59 years.

The Company estimated share-based compensation expense for the three months ended September 30 using the Black-Scholes model with the following weighted average assumptions:
	2010	2011
Risk free interest rate	3.0%	—
Expected dividend yield	—	—
Expected volatility	82%	—
Expected term (in years)	6.25	—
Forfeiture rate	7.8%	—

During the three months ended September 30, 2010, there were 281,500 option shares granted with a fair value of $1.90. The Company estimated the fair value using the Black-Scholes model with a risk free interest rate of 1.9%, expected volatility of 82%, and an expected term of 5.94 years.  During the nine months ended September 30, 2010, there were 381,500 option shares granted with an average fair value of $1.82. Also during the nine months ended September 30, 2010, the Company modified an award for a terminated employee by extending the term on 40,000 shares for an additional one year period expiring in April 2011.  The fair value of the modification was $1.06 per share and it was estimated using the Black-Scholes model with a risk free interest rate of 0.46% and expected volatility of 95%. For the three months ended September 30, 2011, there were no option shares granted.

The following table summarizes the stock option activity for the nine months ended September 30, 2011:

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2010	1,995,280	$4.18	7.52	$446,501
Granted (Unaudited)	295,000	$2.27
Exercised (Unaudited)	(4,314)	$—
Forfeited (Unaudited)	(289,035)	$2.71
Outstanding, September 30, 2011 (Unaudited)	1,996,931	$3.77	7.48	$191,332
Exercisable, September 30, 2011 (Unaudited)	1,211,359	$4.75	6.63	$120,260

Information about stock-based compensation included in the results of operations for the three and nine months ended September 30, 2010 and 2011 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(Unaudited)		(Unaudited)
	2010	2011	2010	2011
Cost of revenue	$78,916	$61,395	$138,100	$208,672
Research and development	8,051	10,951	19,029	37,221
Sales and marketing	53,976	5,521	53,976	18,765
General and administrative	173,340	128,852	313,185	439,113
Totals	$314,283	$206,719	$524,290	$703,771

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

There were no warrants granted during the three and nine months ended September 30, 2010 and 2011.  As of September 30, 2011, all of the warrants were outstanding and exercisable and had a remaining contractual life of nine months.

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

We file U.S. federal, U.S. state, and foreign tax returns. Our major tax jurisdictions are U.S. federal and the State of California and are subject to tax examinations for the open years from 2007 through September 2011.

10. Related Party Transactions

While employed at USC, Kathleen Danenberg, former Chief Executive Scientific and Technology Officer and director, developed and patented an extraction method that allowed reliable and consistent isolation of RNA from FFPE suitable for RT-PCR. USC retains ownership of this patent but has exclusively licensed this technology to the Company. In consideration for this license, the Company is obligated to pay royalties to USC, as a percentage of net sales of products or services using the technology, and to meet a certain minimum in royalty payments. Pursuant to USC policy, the inventors of technology owned by the University and then licensed for commercialization are paid a portion of royalties received by the University from the licensed technology. USC therefore pays a portion of royalties received from the Company to Mrs. Danenberg in recognition of her invention. For nine months ended September, 2010, Mrs. Danenberg was paid $32,758. No amounts were paid during the three months ended September 30, 2010. For the three months ended September 30, 2011, Mrs. Danenberg was paid $106,950 and for the nine months ended Mrs. Danenberg was paid $261,599.

11. Segment Information

The Company operates in a single reporting segment, with an operating facility in the United States.

The following enterprise wide disclosure was prepared on a basis consistent with the preparation of the consolidated financial statements. The following tables contain certain financial information by geographic area:

	Three Months Ended September 30,		Nine Months Ended September 30,
Net Revenue:	2010	2011	2010	2011
	(Unaudited)		(Unaudited)
United States	$3,443,741	$3,833,037	$9,524,470	$12,740,800
Europe	1,617,933	1,109,112	4,055,242	4,186,385
Japan	512,975	158,500	1,334,500	803,600
	$5,574,649	$5,100,649	$14,914,212	$17,730,785

Long-lived assets:	December 31, 2010	September 30, 2011 (Unaudited)
United States	$805,817	$1,080,411

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

12.  U.K. Operations

There are no current operations in the U.K. subsidiary. The operating costs related to the U.K. subsidiary were $10,799 and $3,325 for the three months ended September 30, 2010 and 2011, respectively, and $18,190 and $17,346 for the nine months ended September 30, 2010 and 2011, respectively, included in the general and administrative expenses in the accompanying statements of operations.

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

13. Issuance of Stock – (continued)

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

As of December 31, 2010 and September 30, 2011, $7,854,682 of common stock was classified outside of stockholders’ equity (deficit).

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

As of September 30, 2011, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis, including its cash and cash equivalents. The fair value of these assets and liabilities was determined using the following inputs in accordance with ASC 820 at September 30, 2011:

	Fair Value Measurement as of September 30, 2011
	Total	Level 1	Level 2	Level 3
Description	$	$	$	$
Money market accounts (1)	10,000	10,000	—	—

(1)	Included in cash and cash equivalents on the accompanying consolidated balance sheet.

15. Subsequent Events

    On September 23, 2011, Kathleen Danenberg the former Chief Executive Officer and Executive Scientific and Technology Officer resigned from employment with the company, effective October 7, 2011.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes to the financial statements included elsewhere in this Quarterly Report on Form 10-Q as of September 30, 2011 and our audited financial statements for the year ended December 31, 2010 included in our Annual Report on Form 10-K previously filed with the SEC. This discussion contains forward-looking statements that relate to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward looking statements.

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

At present, most chemotherapy regimens are administered without any pre-selection of patients on the basis of their particular genetics. However, recent development of very sensitive molecular technologies has enabled researchers to identify and measure genetic and biochemical factors in patients’ tissues that may predict the probability of success or failure of many currently used anti-cancer agents. In order to increase the chances of a better chemotherapy outcome for cancer patients, we are developing genetic tests that will measure predictive factors for tumor response in tumor tissue samples. We have begun offering tests for non-small cell lung cancer (NSCLC) (ResponseDX:Lung™ ),  colorectal cancer (CRC) (ResponseDX:Colon™), melanoma (ResponseDX:Melanoma™) and gastric and gastro esophageal (GE) cancer  (ResponseDX: Gastric™) patients’ tumor tissue through our laboratory located in Los Angeles, California, which is certified under the Clinical Laboratory Improvement Amendments of 1988 (CLIA), and we anticipate offering additional tests for ovarian and pancreatic cancer in the future. These tests are proprietary based tests which serve to help oncologists make optional therapeutic decisions for cancer patients. The results from our tests may help oncologists choose among chemotherapy regimens to treat their cancer patients. Currently, our recently formed sales team has been expanded to 18 sales people located in the West Coast, Midwest, and East Coast areas of the United States.

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

Research and development expenses represented 4.8% and 7.0% of our total operating expenses for the three months ended September 30, 2010 and 2011, respectively, and 6.9% and 4.3% for the nine months ended September 30, 2010 and 2011, respectively. Major components of the $319,271 and $452,734 in research and development expenses for the three months ended September 30, 2010 and 2011, respectively, and $1,279,501 and $838,622 for the nine months ended September 30, 2010 and 2011, respectively,  included supplies and reagents for our research activities, personnel costs, occupancy costs, equipment warranties and service, patent fees,  insurance, business consulting and sample procurement costs.

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

Starting July 1, 2011 the Company transitioned from our former billing provider to a new billing provider, Xifin. This new provider allows the Company to process the billing and cash receipts in house as opposed to outsourcing as was the previous practice. The Company recognizes all product revenue from its ResponseDX tests on an accrual basis. ResponseDX Private Payor and Medicare revenue are recorded at established billing rates less an estimated billing adjustment, based on reporting models utilizing historical cash collection percentages and updated for current effective reimbursement factors. Xifin updates historical collection percentages on a monthly basis. Our Medicare provider number allows us to invoice and collect from Medicare. Our invoicing to Medicare is primarily based on amounts allowed by Medicare for the service provided as defined by Common Procedural Terminology (CPT).

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

License Fees

We have licensed technology for the extraction of RNA and DNA from FFPE tumor specimens from USC in exchange for royalty fees on revenue generated by use of this technology. These royalties are calculated as a fixed percentage of revenue that we generate from use of the technology licensed from USC. Total license fees expensed in cost of revenue under the royalty agreement to USC were $142,594 and $123,873 for the three months ended September 30, 2010 and 2011, respectively, and $380,263 and $382,685 for the nine months ended September 30, 2010 and 2011, respectively. We also maintain a non-exclusive license to use Roche’s polymerase chain reaction (PCR), homogenous PCR, and reverse transcription PCR processes. We pay Roche a fixed percentage royalty fee for revenue that we generate through use of this technology. Royalties expensed in cost of revenue under this agreement totaled $148,144 and $116,867 for the three months ended September 30, 2010 and 2011, respectively, and $359,507 and $425,232 for the nine months ended September 30, 2010 and 2011, respectively.

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

Accounts Receivable

We invoice our pharmaceutical clients as specimens are processed and any other contractual obligations are met. Our contracts with pharmaceutical clients typically require payment within 45 days of the date of invoice. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our clients to make required payments. We specifically analyze accounts receivable and historical bad debts, client credit, current economic trends and changes in client payment trends when evaluating the adequacy of the allowance for doubtful accounts. Account balances are charged-off against the allowance when it is probable the receivable will not be recovered. To date, our clients have primarily been large pharmaceutical companies. As a result, bad debts to date have been minimal and there is no allowance for doubtful accounts for our pharmaceutical revenue at either December 31, 2010 or September 30, 2011.

We bill Medicare and Private Payors for ResponseDX upon completion of the required testing services. As such, we take assignment of benefits and the risk of collection with Medicare and Private Payors. We continue to monitor the collection history for Medicare and Private Payors.  Based on the historical experience for our Medicare accounts, we have determined that billings over one year old are unlikely to be collected.  Therefore, we have recognized bad debt expense and reduced our receivables by $160,952 for the three months ending September 30, 2011, the Company did not recognize any bad debt for the three months ended September 30, 2010. For the nine months ended September 30, 2010 and 2011, the Company recognized bad debt in the amount of $132,186 and $460,883, respectively.

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

Line of Credit

     On July 14, 2011 the company received a line of credit from Silicon Valley Bank. The line of credit is collateralized with the pharmaceutical receivables the company has recorded. The maximum amount that can be borrowed from the credit line is $3,000,000. As needed, from time to time the Company plans to draw on this line for use for general corporate purposes and repay the funds when available. As of September 30, 2011 we have not drawn any funds from the line of credit.

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

Results of Operations

Quarters Ended September 30, 2011 and September 30, 2010

Revenues:  Revenues were $5,100,649 for the quarter ended September 30, 2011, as compared to $5,574,649 for the quarter ended September 30, 2010, a decrease of $474,000, or 8.5%. The decrease was primarily due to decreases in pharmaceutical revenues of $808,166 offset by an increase in ResponseDX revenue of $358,029. For the quarter ended September 30, 2011, our two most significant pharmaceutical customers accounted for approximately 29% of our revenue, as compared to approximately 32% of our revenue for the quarter ended September 30, 2010.

Cost of Revenues:   Cost of revenues for the quarter ended September 30, 2011 were $2,538,176 as compared to $2,738,693 for the quarter ended September 30, 2010, a decrease of $200,517 or 7.3%.  This decrease resulted primarily from decreases in personnel costs of $122,902, temporary help costs of $17,514, relocation expense of $47,695 and royalty costs of $56,086 offset by increases in lab supplies and reagents of $123,030. Cost of revenues as a percentage of revenues was 49.8% for the quarter ended September 30, 2011, as compared to 49.1% for the quarter ended September 30, 2010, an increase of 0.7%.

Research and Development Expenses:  Research and development expenses were $452,734 for the quarter ended September 30, 2011, as compared to $319,271 for the quarter ended September 30, 2010, an increase of $133,463 or 41.8%.  This increase resulted primarily from increases in personnel costs of $45,869, and reagent and lab supply costs of $54,106. Research and development expenses increased during this quarter, as a result of providing validation testing for our largest pharmaceutical customer, and we continue to expect research and development expenses to continue to increase as we continue work to develop additional aspects of our technology and to study diagnostic indicators for various forms of cancer.

General and Administrative Expenses:  General and administrative expenses were $2,268,517 for the quarter ended September 30, 2011, as compared to $2,021,654 for the quarter ended September 30, 2010, an increase of $246,863 or 12.2%.  This increase resulted primarily from increases in personnel costs of $125,713, billing services of $70,697, consulting of $49,894, business taxes of $11,283, an asset impairment of $157,241 and bad debt of $160,952, offset by a decrease in legal costs of $365,363.

Sales and Marketing Expenses:  Sales and marketing expenses were $1,251,054 for the quarter ended September 30, 2011, as compared to $1,554,430 for the quarter ended September 30, 2010, a decrease of $303,376 or 19.5%.  The decrease primarily resulted from decreased sales and marketing activities for ResponseDX, which included decreases in travel costs of $3,492, speaker fees of $19,600, advertising of $205,425, promotional events of $23,877, exhibit costs of $22,329, personnel costs of $22,174 and legal fees of $14,390. We expect that sales and marketing costs will increase as we expand our sales and marketing activities in order to gain clinical acceptance of our ResponseDX assays.

Interest Income:  Interest income was $96 for the quarter ended September 30, 2011, compared with $185 for the same period in 2010. This $89 decrease was due to lower rates of return during the period ending September 30, 2011.

Income Taxes:   As of September 30, 2011 and 2010, there is no income tax due and a full valuation allowance has been recorded for the deferred tax assets since we do not believe the recoverability of the deferred income tax assets in the near future is more likely than not.

Nine Months Ended September 30, 2011 and September 30, 2010

Revenues:  Revenues were $17,730,785 for the nine months ended September 30, 2011, as compared to $14,914,212 for the nine months ended September 30, 2010, an increase of $2,816,573, or 18.9%.     The increase was primarily due to increases in ResponseDX revenue of $1,212,196 and pharmaceutical revenues of $2,226,927.    For the nine months ended September 30, 2011, our two most significant pharmaceutical customers accounted for approximately 40% of our revenue, as compared to approximately 33% of our revenue for the nine months ended September 30, 2010.

Cost of Revenues:   Cost of revenues for the nine months ended September 30, 2011 were $8,040,003 as compared to $7,392,756 for the nine months ended September 30, 2010, an increase of $647,247 or 8.8%.  This increase resulted primarily from increases in personnel and temporary help costs of $950,573, consultation costs of $459,878, and royalties of $239,637. Cost of revenues as a percentage of revenues was 45.3% for the nine months ended September 30, 2011, as compared to 49.6% for the nine months ended September 30, 2010, a decrease of 4.3%.

Research and Development Expenses:  Research and development expenses were $838,622 for the nine months ended September 30, 2011, as compared to $1,279,501 for the nine months ended September 30, 2010, a decrease of $440,879 or 34.5%.  This decrease resulted primarily from decreases in personal costs of $448,095, lab supplies and reagent costs of $173,726 and legal costs of $92,398. Even though research and development expenses decreased during this nine month period, we expect research and development expenses to increase as we continue work to develop additional aspects of our technology and to study diagnostic indicators for various forms of cancer.

General and Administrative Expenses:  General and administrative expenses were $6,493,079 for the nine months ended September 30, 2011, as compared to $5,417,635 for the nine months ended September 30, 2010, an increase of $1,075,444 or 19.9%.  This increase resulted primarily from increases in personnel costs of $657,540, business travel of $46,031, billing services of $253,546, business taxes of $153,265, an asset impairment of $157,241 and bad debts of $433,111, offset by a decrease in legal costs of $580,949 and insurance costs of $13,358.

Sales and Marketing Expenses:  Sales and marketing expenses were $4,107,640 for the nine months ended September 30, 2011, as compared to $4,395,400 for the nine months ended September 30, 2010, a decrease of $287,760 or 6.5%.  The decrease primarily resulted from decreases in business travel of $25,052, speaker fees of $141,542, medical meetings of $36,560, advertising of $305,062, promotional events of $74,538 and legal services of $67,672, offset by increases in personnel costs of $418,997 which includes an increase of $168,550 in recruiting costs. The Company heavily recruited to increase the size of the sales force in the second and third quarters of 2011. We expect that sales and marketing costs will continue to increase as we expand our sales and marketing activities in order to gain clinical acceptance of our ResponseDX assays.

United Kingdom ( U.K ) Expenses:  The costs related to our UK subsidiary were $17,346 for the nine months ended September 30, 2011 compared to $18,190 for the same comparable period in 2010. For presentation purposes the amount of expense for the U.K. subsidiary is included in general and administrative expenses in the accompanying statement of operations.

Interest Income:  Interest income was $162 for the nine months ended September 30, 2011, compared with $448 for the same period in 2010. This $286 decrease was due to lower rates of return during the nine month period ending September 30, 2011.

Income Taxes:   As of September 30, 2011 and 2010, there were no income taxes due and a full valuation allowance has been recorded for the deferred tax assets since we do not believe the recoverability of the deferred income tax assets in the near future is more likely than not.

Liquidity and Capital Resources

We incurred net losses of $1,061,916 and $1,415,540 during the quarters ended September 30, 2010 and 2011, respectively. Since our inception in September 1999, we have incurred cumulative losses and as of September 30, 2011, we had an accumulated deficit of $45,576,937. We have not yet achieved profitability and anticipate that we will likely incur additional losses.  We cannot provide assurance as to when will achieve profitability. We expect that our cash and cash equivalents will be used to fund our selling and marketing activities primarily related to our ResponseDX tests, research and development, and general corporate purposes. As a result, we will need to generate significant revenues to achieve profitability.  Management expects that cash on the balance sheet plus cash generated from operations will be sufficient to meet current obligations through at least the third quarter of 2012. Nevertheless, until we can generate and maintain sufficient revenues to finance our cash requirements, which we may never do, we expect to finance additional cash needs primarily through public or private equity offerings, strategic collaborations, our line of credit and other financing opportunities as they may arise.  We do not know whether additional funding will be available on acceptable terms, if at all.  If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate selling and marketing activities or research and development programs.

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

Comparison of Cash Flows for the Nine Months Ended September 30, 2011 and 2010

As of September 30, 2011, we had $2,532,009 in cash and cash equivalents, working capital of $4,771,573 and an accumulated deficit of $45,576,937.

Cash flows used in operating activities

During the nine months ended September 30, 2011, the Company used cash flows in operating activities of $3,316,714 compared to $5,203,648 used in the nine months ended September 30, 2010. The reasons for the decrease in cash used in operating activities of $1,886,934 was due mainly to the decrease in net loss for the period ending September 30, 2011 increase in accrued account receivable, offset by the decrease in accrued expenses.

The increase in accounts receivable of $823,671 related to an increase in revenue for the quarter from the Company’s pharmaceutical clients and from the ResponseDX sales increases.

The decrease in accrued expenses of $787,047 relates to a decrease in the amount of accrued business taxes and other payments that the company has incurred but are not yet payable.

Cash flows used in investing activities

Net cash used in investing activities was $357,154 for the nine months ended September 30, 2011 and $308,904 for the nine months ended September 30, 2010.  This increase was attributable to the additional need for capital equipment purchases in our laboratories.

Cash flows provided by financing activities

Cash flows from financing activities for the nine months ended September 30, 2011 provided net cash of $2,168,905 relating to the sale of common stock and payments of the leasing of capital equipment.  Cash flows from financing activities for the nine months ended September 30, 2010 provided net cash of $3,897,795 relating to the sale of common stock.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements, amends FASB ASC 820-10, Fair Value Measurements and Disclosures, and requires new disclosures about transfers into and out of Level 1 and 2 of the fair value hierarchy and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements.  It is effective for interim and annual reporting periods beginning after December 15, 2009, except for the Level 3 measurement disclosures, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  Early adoption is permitted. The partial adoption of this guidance did not have a material effect on our results of operations or financial position with the adoption of the remaining portion of this not expected to have a material effect.

In April 2010, the FASB issued ASU No. 2010-17, “Revenue Recognition — Milestone Method (Topic 605): Milestone Method of Revenue Recognition”. This ASU provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. The updated guidance is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Entities may elect to adopt the amendments in the ASU retrospectively for all prior periods. The adoption of this guidance did not have a material effect on our consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force (ASU 2009-13). ASU 2009-13 establishes a selling-price hierarchy for determining the selling price of each element within a multiple-deliverable arrangement. Specifically, the selling price assigned to each deliverable is to be based on vendor-specific objective evidence (VSOE) if available, third-party evidence, if VSOE is unavailable, and estimated selling prices if neither VSOE or third-party evidence is available. In addition, ASU 2009-13 eliminates the residual method of allocating arrangement consideration and instead requires allocation using the relative selling price method. ASU 2009-13 will be effective prospectively for multiple-deliverable revenue arrangements entered into, or materially modified, in fiscal years beginning on or after June 15, 2010. The adoption of this guidance did not have a material effect on our results of operation or financial position.

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

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4. (Removed and Reserved).

ITEM 5. Other Information.

None

ITEM 6. Exhibits.

31.1	Certification of Principal Executive Officer Pursuant to Section 302.

31.2	Certification of Principal Financial Officer Pursuant to Section 302.

32	Section 906 certification of periodic financial report by Chief Executive Officer and Chief Financial Officer.

EX-101 EX-101 EX-101 EX-101 EX-101 EX-101	Instance Document Schema Document Calculation Linkbase Document Labels Linkbase Document Presentation Linkbase Document Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESPONSE GENETICS, INC.

DATE: November 11, 2011	By:	/s/ Denise McNairn
Denise McNairn
Chief Executive Officer (Principal Executive Officer)

DATE: November 11, 2011	By:	/s/ David O’Toole
David O’Toole
Chief Financial Officer (Principal Financial Officer)