Form 10-K
period 2011-12-31
RESPONSE GENETICS INC
filed 2012-04-02
CIK 1124608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant was $31,897,342.50 as of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter. Such aggregate market value was computed by reference to the closing price of the common stock of $2.50 per share as reported on the Nasdaq Capital Market on June 30, 2011.

The number of shares of the registrant’s common stock outstanding as of March 26, 2012 was 24,797,625.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10 (as to directors and Section 16(a) Beneficial Ownership Reporting Compliance), 11, 12, 13 and 14 of Part III incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2012 Annual Meeting of Stockholders.

Part I

FORWARD-LOOKING STATEMENTS

Except for the historical information contained herein, this Annual Report on Form 10-K contains or may contain, among other things, certain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management. When used in this report, the words “expects,” “anticipates,” “intends,” “estimates,” “plans,” “may,” “will,” “believes,” and similar expressions are intended to identify forward-looking statements although not all forward-looking statements contain these identifying words. These are statements that relate to future periods and include statements about our expectation that, for the foreseeable future, a significant amount of our revenues will be derived from ResponseDX sales; our ability to maintain revenue from pharmaceutical clients; the factors that may impact our financial results; the extent of our net losses and our ability to achieve sustained profitability; our business strategy and our ability to achieve our strategic goals; our expectations regarding revenues from ResponseDX® products; the amount of future revenues that we may derive from Medicare patients; the potential to intent to enter into distribution arrangements; our ability to sustain or increase demand for our tests; our sales forces’ capacity to sell our tests; plans for the development of additional tests; our expectation that our research and development, general and administrative and sales and marketing expenses will increase and our anticipated uses of those funds; our ability to comply with the requirements of a public company; our ability to attract and retain qualified employees; our compliance with federal and state regulatory requirements; the potential impact resulting from the regulation of our tests by the U.S. Food and Drug Administration; the impact of new or changing policies or regulation of our business; our believe that we’ve filed adequate patent and trademark applications to protect our intellectual property rights; the impact of accounting pronouncements and our accounting policies, estimates, assumptions or models on our financial results; and anticipated challenges to our business.

Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expected. These risks and uncertainties include, but are not limited to, our ability to develop and commercialize new product without unanticipated delay; the risk that we may not maintain reimbursement for our existing tests or any future tests; the risk that reimbursement pricing may change; the risks and uncertainties associated with the regulation of our tests; our ability to compete;; our ability to obtain capital when needed; and our history of operating losses. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to update any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Item 1.  Description of Business

Overview

Response Genetics, Inc. was formed as a Delaware corporation in September 1999. We are a life sciences company engaged in the research and development of clinical diagnostic tests for cancer. Our mission is to provide personalized genetic information that will help guide physicians and patients in choosing the treatment from which a given patient is most likely to benefit. We currently generate revenues primarily from sales of our ResponseDX® diagnostic tests, which we launched in 2008 and by providing clinical trial testing services to pharmaceutical companies.

Our proprietary technologies enable us to reliably and consistently extract the nucleic acids RNA and DNA from tumor specimens that are stored as formalin-fixed and paraffin-embedded, or FFPE, specimens and thereby to analyze genetic information contained in these tissues. Our technologies also enable us to use the FFPE patient biopsies for the development of diagnostic tests.

We file our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports and other information with the Securities and Exchange Commission (the “SEC”). Copies of these reports are also available through our website at www.responsegenetics.com. We also post copies of our press releases on our corporate website.

Our Approach

Clinical studies have shown that not all cancer chemotherapy works effectively in every patient, and that a number of patients receive therapy that has no benefit to them and may potentially even be harmful. Our goal is to provide physicians and cancer patients with a means to make informed, individualized treatment decisions based on genetic analysis of tumor tissues through the utilization of our proprietary technology as well as through the use of non-proprietary technology that could also benefit patients.

Our approach to achieving this goal is to provide a range of oncology diagnostic testing services, focusing on solid tumors, which include technical laboratory services and professional interpretation of laboratory test results by licensed pathologists. In addition, we provide extensive services to pharmaceutical companies and research organizations, including development of diagnostics and clinical trial testing services.

ResponseDX®

The outcome of cancer chemotherapy is highly variable due to genetic differences among patients. Some patients respond well with tumor shrinkage and increase in life span. Other patients do not obtain benefit from the same therapy but may still experience toxic side effects as well as delay in effective treatment and psychological trauma.

Many chemotherapy regimens are administered without any pre-selection of patients on the basis of their particular genetics. However recent development of very sensitive molecular technologies has enabled researchers to identify and measure genetic factors in patients’ tissues that can predict the probability of success or failure of many currently used anti-cancer agents. In order to increase the chances of a better chemotherapy outcome for cancer patients, we have and continue to develop genetic tests that measure predictive factors for tumor response in tumor tissue samples. We offer tests for non-small cell lung cancer (NSCLC), colorectal cancer (CRC) and gastric and gastroesophageal (GE), and melanoma cancer patients’ tumor tissue specimens through our ResponseDX: Lung®, ResponseDX: Colon® and ResponseDX: Gastric® test suites and ResponseDX: Melanoma™ ..These test results may help doctors and patients decide the best course of treatment for patients.

Our ResponseDX® tests are commercially available through our laboratory located in Los Angeles, California, which is certified under the Clinical Laboratory Improvement Amendment of 1988 (CLIA).

Tests Launched in 2011

PIK3 CA and NRAS Mutation Tests

During 2011, we added two additional mutational tests to our ResponseDX: Colon® panel: PIK3 CA mutation testing and NRAS mutational testing. Some studies suggest PIK3 mutations in exon 20 are associated with low response to anti-EGFR therapies. The presence of mutations in codons 12, 13 or 61 of NRAS is indicative of a tumor that may respond to therapies targeted at genes downstream to NRAS in the mitogen activating protein kinase (MAPK) signaling cascade; mutations in this gene may also indicate metastatic colorectal cancer that may not respond to EGFR-targeted therapies.

MSI Test

We also began offering Microsatellite Instability (MSI) testing in colorectal cancers (CRCs). MSI is the mutational signature found in CRCs that evolve as a result of inactivation of the DNA mismatch repair system. Studies suggest that Stage II CRC patients with high levels of MSI may have good prognosis and do not benefit from 5-fluorouracil adjuvant therapy.

ALK Break Apart Test

In December of 2011, we added a new anaplastic lymphoma kinase (ALK) test.  Using fluorescence in situ hybridization (FISH)-based technology, which complements the Company’s current PCR-based EML4-ALK test, the Company can better detect gene variants in patients with non-small cell lung cancer (NSCLC), who may be candidates for crizotinib treatment.  Approximately 3 to 5 percent of NSCLC tumors have a rearrangement of the ALK gene.  We use the new ALK Break Apart FISH Probe Kit, which can detect rearrangements of the ALK gene on the 2p23 chromosome in tumors.  The ALK Break Apart FISH Probe Kit is the only available diagnostic assay clinically validated to predict response to the targeted therapy crizotinib.

Our Technology

Methodologies used in Our Testing Services

PCR

The majority of our tests are based on the polymerase chain reaction (PCR), which is a sensitive, precise and reliable technology that gives numerical values that are not dependent on subjective interpretations. We developed and extensively validated technology to perform quantitative PCR analysis of gene expressions in formalin-fixed paraffin embedded (FFPE) tumor tissues. We have used our technological expertise in many projects for the pharmaceutical industry and for many collaborative scientific studies. The benefit of our capability for patients is that in many cases, no tissue samples other than the pre-treatment diagnostic biopsy will be required for the biomarker analysis.

FISH

Our laboratory recently expanded its diagnostic menu to include Fluorescence in situ hybridization (FISH) technology tests, which may be used to determine whether specific genes, loci or regions are present or if deletions, duplications, amplifications or other structural rearrangements have occurred. This technology produces an accurate result in a more rapid turnaround time than other cytogenetic techniques, such as tissue culture cytogenetics.

Sequencing

Our laboratory now offers DNA sequencing, which is the process of determining the nucleotide order of a given DNA fragment. Currently, our validated methodology uses the chain termination method developed (Sanger Method), which uses sequence specific termination of a DNA synthesis reaction using modified nucleotide substrates. ..

IHC

Immunohistochemistry, or ICH, is also utilized in our laboratory. IHC relies on detecting antigen (proteins) in cells of a tissue section and exploiting the principle of antibodies binding with specificity to antigens in tissues. This methodology is useful to understand the distribution of biomarkers and differentially expressed proteins in various tissues.

 Our Technologies

We have developed technologies for the extraction of RNA from FFPE tissues which enable us to reliably recover RNA suitable for a variety of applications, such as gene expression research, development of diagnostics, and microarray platforms. In addition, our technologies permit gene profiling analysis of current clinical trials, most of which use the paraffin embedding technique for tissue specimen storage.

The Company developed and patented extraction methodologies that allow reliable and consistent isolation of RNA and DNA from FFPE suitable for use in various types of analysis. We validated our methodology, which particularly addressed issues of recovery of RNA, accuracy, and precision. Further, our methodologies allow for rapid extraction of RNA with little or no DNA contamination, which makes it suitable for large-scale analysis.

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

• Isolation of DNA from the same specimen used to obtain RNA. Alterations in DNA sequence that are inherited (polymorphisms) as well as acquired (mutations) are often associated with disease susceptibilities, treatment response, and survival. DNA polymorphisms and mutations may change the gene expression pattern of a cell in specific ways. Characterization of gene expression profiles associated with various DNA sequence alterations may lead to a better understanding of disease mechanisms and may suggest new and better treatments. Our technique for isolating DNA and RNA from the same specimen facilitates such efforts because in many cases the amount of available tissue may not be sufficient for separate isolation of DNA and RNA. In addition, measuring gene expressions and DNA sequence alteration in the same cells rather than in different areas of the tissue specimen is likely to give more valid data.

We believe these technologies may be used as a powerful tool to establish diagnostic gene sets for predicting a patient’s likelihood of survival under a particular treatment regimen. Such diagnostic tests will provide the opportunity for choosing the best treatment prior to therapy and thus enable application of personalized medicine based on each person’s unique genetics.

ResponseDX: Lung®, ResponseDX: Colon®, ResponseDX: Gastric™ and ResponseDX: Melanoma™

We developed ResponseDX® in part by using our technology to extract genetic information from FFPE tumor specimens. Our technology provides gene expression information for each patient’s tumor tissue specimen. Our mission is to help doctors and patients choose the most effective cancer treatment options- the first time- based on genetic information from the patient’s tumor biopsy.

ResponseDX: Lung® comprises eight tests: ERCC1 expression, RRM1 expression, TS expression, KRAS mutational analysis, EGFR expression, EML4-ALK mutational analysis, ALK, and EGFR mutational analysis. ResponseDX: Colon™ comprises seven tests: ERCC1 expression, KRAS mutational analysis, TS expression, EGFR expression, PIK3 CA, NRAS and BRAF mutational analysis. We offer MSI mutation as a standalone test for colon cancer. ResponseDX: Gastric® comprises three tests: ERCC1 expression, TS expression and HER2 expression. ResponseDX: Melanoma™ comprises BRAF mutational analysis. Furthermore, we have found that KRAS, BRAF and EGFR mutations can be analyzed in various other tumor types. Therefore, we are also offering these tests in other tumor types. Physicians are ordering our tests to determine whether patients may benefit from a clinical trial of a new agent.

We have developed assays for single genes comprising the ResponseDX® panels for use in our CLIA lab. Assay development of these tests was done through appropriate validation procedures which determine the accuracy (sensitivity and specificity) of each test. Our experience in this area allows us to continue to develop additional tests for these and other ResponseDX® panels.

Sales, Marketing and Client Services for ResponseDX® tests

We offer our ResponseDX® test services nationwide. Our primary sales [market] includes community based oncologists, pathologists, physician offices and hospitals. Selling diagnostic testing services of cancer requires a knowledgeable and skilled sales force that can help oncologist and pathologists understand the value of our testing services. Our sales representatives generally have previous sales experience in the oncology field, including pharmaceutical sales experience or medical diagnostic services market, and have an extensive knowledge of the community-based hospital and oncology practice. Our sales force is compensated through a combination of salaries, commissions based upon actual sales performance and incentives from time to time, all at levels commensurate with each individual’s qualifications, performance and responsibilities.

As of December 31, 2011, our sales force was comprised of 21 people. Our sales and marketing efforts are directly overseen by our National Sales Director. Our sales force is organized into two regions. We have a Western Regional Sales Director and a National Sales Training Director, who train, develop sales territories and support the sales managers in their region. We will continue to expand our sales force as appropriate. Our sales strategy focuses on expanding the ResponseDX® test services while acquiring new customers. Our sales approach is designed to understand our current and potential customers’ needs and to provide the appropriate solutions from our expanding range of diagnostic services.

We have developed a set of marketing materials to support our sales efforts. Our marketing materials provide a summary of our tests along with practical information regarding how to order our tests. When creating our marketing materials we have focused on establishing a distinctive corporate brand and plan on continuing to build upon our strong ResponseDX® brand.

We compete largely on the basis of the quality of our tests, our turnaround time, the convenience of ordering our tests and the innovation of our services.

Our Strategy

Research & Development

Research and development is crucial to the Company’s development as we seek to expand our series of diagnostic tests for cancer patients. Our research and development expenses were $1,611,582 and $1,321,897 for the years ended December 31, 2010 and 2011, respectively, representing 6.2% and 4.7% of our total operating expenses for the years ended December 31, 2010 and 2011, respectively. Major components of our research and development expenses include supplies and reagents for our research activities, personnel costs, occupancy costs, equipment warranties and service, patent fees, insurance, business consulting and sample procurement costs. We expect research and development expenses to increase as we work to develop additional aspects of our technology and to study diagnostic indicators for various forms of cancer. The following section contains further information regarding our research and development strategy and goals.

Expansion of our ResponseDX® diagnostic test panels

Our research and development activities primarily relate to the development and validation of diagnostic tests in connection with our ResponseDX® diagnostic services. Our quality procedures ensure that our tests and applications meet regulatory guidelines.

Increasing uptake of our RepsonseDX® diagnostic tests through continued prospective clinical trials with co-operative oncology groups and key opinion leaders from the oncology community: towards acceptance in clinical practice guidelines

• ERCC1, a platin sensitivity gene, is contained three of our ResponseDX® panels: Colon, Gastric and Lung. Upon completion of a retrospective trial with the Southwest Oncology Group (SWOG) showing a statistically association of ERCC1 gene expression with clinical benefit from platin chemotherapy in gastric (GE Junction) tumors, a clinical trial testing the results by patient selection for platin or non-platin therapy with ERCC1 was proposed and approved by SWOG. Similarly, trials selecting patients for platinum adjuvant therapy in non-small cell lung cancer was approved by the Eastern Co-Operative Oncology Group (ECOG).

• Develop a bladder cancer chemotherapy response test. We expect to develop a test to determine responsiveness to adjuvant chemotherapy treatment for advanced bladder cancer. We have analyzed a series of bladder tumors from patients enrolled for adjuvant therapy in the AUO-AB 05/95 phase III trial. In May 2010, at the ASCO meeting, the results of this study, which investigated the relationship between multidrug-resistance 1 (MDR1) gene expression and ERCC1 gene expression to outcome were announced. This study provided the foundation for development of a diagnostic test for improving chemotherapy in the treatment of bladder cancer. We plan to further analyze additional specimens to develop a gene set and development of the diagnostic test will be similar to the lung test

Pursue Additional Collaborations and In-licensing to Expand Our Business

We intend to pursue additional collaborations with pharmaceutical companies or in-licensing of products or technologies that will enable us to accelerate the implementation of our plans to expand the services we provide to oncologists and pathologists. We expect to implement this plan by way of licensing of technology and know-how, investments in other companies, strategic collaborations, and other similar transactions. We expect these collaborations to provide us with early access to new technologies available for commercialization. We expect annual revenues from these collaborations to be less than approximately 1% of our total annual revenues in 2012.

Providing Accurate and High Quality Results - Quality Assurance Program

The quality of our diagnostic testing services is important to us and our clients. In order to deliver accurate and high quality results, we have established a quality assurance program for our laboratory operations. This program is designed to utilize both external and internal systems and procedures to monitor the quality of our laboratory operations. For example, we participate in external quality surveillance programs, including ongoing proficiency testing programs administered by the College of American Pathologists (CAP). CAP is an independent, non-governmental organization of board-certified pathologists which accredits, on a voluntary basis, laboratories. CAP has been deemed by CMS as an accrediting agency to inspect clinical laboratories to determine adherence to the standards of the Clinical Laboratory Improvement Amendments of 1988. Our most recent CAP inspection was successfully completed in October of 2010.

License Agreement with the University of Southern California

In April 2000, as amended in June 2002 and April 2005, we entered into a license agreement with USC, pursuant to which USC granted us a worldwide, exclusive license with the right to sublicense, the patents for nucleic acid extraction methodologies and related technology, for use in human and veterinary diagnostic laboratory services, the sale of clinical diagnostic products, and the sale of research products to the research community. We are obligated under the agreement to use best efforts to work toward the commercialization of the licensed technology. In consideration for this license, we are obligated to pay royalties to USC, as a percentage of net sales of products or services using the technology, and to meet a certain minimum in royalty payments. Royalty expense, included in the cost in revenue section of the accompanying consolidated statement of operations, for the years ended December 31, 2010 and 2011 was $439,540 and $516,746, respectively. USC retains the right under the agreement to use the technology for research and educational purposes.

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

Patent License Agreement with Roche Molecular Systems, Inc.

In November 2004, we entered into an agreement with Roche pursuant to which we obtained a royalty-bearing, non-exclusive, personal, non-transferable license to use certain licensed technology, including specified nucleic acid amplification processes, to perform certain human invitro clinical laboratory services.

Roche retains all proprietary rights to the licensed technologies and our non-exclusive license is limited to the use of the technology as described above. Under this agreement, neither party is obligated to defend any proprietary rights against third parties for infringement.

In consideration for this license, we are obligated to pay royalties to Roche, as a certain percentage of revenues we receive from performing services using the licensed technology. Royalty expense for the years ended December 31, 2010 and 2011 was $426,366 and $552,113, respectively.

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

Services Agreement with Taiho Pharmaceutical Co., Ltd.

In July of 2001, we entered into an agreement with Taiho pursuant to which we will provide Taiho with molecular-based tumor analyses for use in its business development and marketing of pharmaceutical and diagnostic products for use against cancer. Pursuant to the agreement, we appointed Taiho as the exclusive purchaser in Japan of tests and testing services based upon RGI-1 using gene expression through 2011 for: (i) any one or the combination of specified molecular markers, (ii) the therapeutic use of specified compounds, or (iii) the diagnosis or therapeutic treatment of specified precancerous and cancerous diseases. We also granted Taiho the right to be a non-exclusive purchaser in Japan of tests and testing services based upon RGI-1 using gene expression, other than those for which Taiho has exclusivity, for: (i) any one or combination of molecular markers, (ii) the therapeutic use of any compound or biological product against cancer, or (iii) the diagnosis or therapeutic treatment of precancerous and cancerous diseases.

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

In consideration for the testing services provided, Taiho made a fixed amount advanced payment to us and is obligated to pay regular testing fees, covering the specific services performed on a monthly basis which was initially recorded as deferred revenue and has subsequently been fully recognized. Taiho is obligated to purchase a minimum amount of testing services from us during each calendar quarter through 2011. Revenue recognized under this agreement for the years ended December 31, 2010 and 2011 was $1,864,175, and $1,022,900, respectively. We obtained a non-exclusive sublicense from the University of Southern California for Taiho for distribution of the testing services in Japan. We retain all intellectual property rights to our proprietary testing services and materials, other than specimens provided by Taiho, and all related patent applications provided that, however, Taiho retains all intellectual property rights to the results of the testing services performed under the agreement.

Taiho has agreed to indemnify us against any damages claims brought by third parties based on the distribution of the testing services; any claims related to false advertising or unfair competition; and any regulatory challenges. We have agreed to indemnify Taiho against claims of intellectual property infringement related to the testing services. Both parties have agreed to indemnify one another against any breaches of warranties or failures to perform obligations under the agreement. We have agreed to maintain comprehensive general liability insurance for the term of the agreement and for a specified period thereafter. Either party has the right to terminate the agreement in the event of an uncured material breach by the other party, upon written notice, or for cause, as defined under the agreement. Since we do not hold a patent for RGI-1 in Japan, we have agreed to negotiate to adjust Taiho’s fee obligations in the event that a third party obtains a patent for similar testing services in Japan and offers those services at a competitive rate. In the event that we cannot reach an agreement Taiho has the right to terminate the agreement upon fulfilling certain notice obligations. In addition, should Taiho terminate the agreement for cause, Taiho retains the right to have Dr. Peter Danenberg and/or Kathleen Danenberg provide the testing services in the same manner as we provide them under the agreement. In January 2011, this agreement with Taiho was renewed for an additional three years. According to the terms of the renewal, Taiho’s appointment as an exclusive purchaser in Japan of certain tests and testing services and its minimum purchasing obligations ended December 31, 2011.

Services Agreement with SmithKline Beecham Corporation (d.b.a. GlaxoSmithKline) (“GSK”) and Amended and Restated Service Agreement with GSK

In January 2006, the Company entered into a Master Services agreement with GSK, a leading pharmaceutical manufacturer, pursuant to which the Company provides services in connection with profiling the expression of various genes from a range of human cancers. Under the agreement, the Company will provide GSK with testing services as described in individual protocols and GSK will pay the Company for such services based on the pricing schedule established for each particular protocol. GSK is obligated to make minimum annual payments to the Company under the agreement and also was obligated to make a non-refundable upfront payment to the Company, to be credited against work undertaken pursuant to the agreement. In January 2006, the Company received an upfront payment of $2,000,000, which was initially recorded as deferred revenue. The timing of the recognition of these amounts is dependent upon when GSK submits the specimens for testing. There was no remaining deferred revenue balance associated with this agreement for the periods ended December 31, 2010 or December 31, 2011.

In December 2008, the Company amended and restated its master service agreement with GSK. Pursuant to the amendment, the term of the GSK Agreement has been extended for a two-year period, with the option for the parties to extend the GSK Agreement for additional one-year periods, upon their mutual written agreement. In addition, we will become a preferred provider to GSK and its affiliates of genetic testing services on a fee-for-service basis and, in anticipation of the services to be provided, GSK agreed to make a non-refundable upfront payment of approximately $1,300,000, which was received on January 5, 2010. There is no balance for deferred revenue for this agreement at December 31, 2011.

In March 2010, the Company entered into a non-exclusive license agreement with GSK. Under the agreement, the Company granted GSK a non-exclusive, sublicenseable license to its proprietary PCR analysis technology and diagnostic expertise to assess BRAF gene mutations in human tumor samples. As part of the agreement, the Company received a non-refundable technology access fee in consideration for the transfer of the Company’s technology to GSK. The agreement also contains milestone provisions which would allow the Company to earn further payments from GSK. The Company had not earned any milestone payments from GSK as of December 31, 2011.

The Company recognized revenue of $1,636,518 and $3,387,442 relating to all of the GSK agreements for the years ended December 31, 2010 and 2011, respectively.

Amended and Restated Master Laboratory Test Services Agreement with GlaxoSmithKline Biologicals (“GSK Bio”) and Amended and Restated Service Agreement with GSK Bio

On September 7, 2009, the Company amended and restated its master service agreement with GSK Bio (the Amended and Restated Agreement). Pursuant to the Amended and Restated Agreement, the parties agreed that GSK Bio has accrued an aggregate credit under the terms, representing the balance of deferred revenue relating to this agreement at that date of the original agreement, which amount shall be allocated towards services rendered to GSK Bio during the remaining term of the agreement as described below.

For each calendar quarter of 2010 and the first two quarters of 2011, €200,000 of the existing credit shall apply to all services rendered to GSK Bio during such calendar quarter. Pursuant to the Amended and Restated Agreement, GSK Bio has extended the term of the agreement for an additional one-year period through March 30, 2012, or until certain clinical trial testing services have been completed, whichever is later. As provided in the Amended and Restated Agreement, the remaining balance of the existing credit of approximately €1,357,800 was divided into six equal quarterly amounts and will be applied to all services rendered to GSK Bio in each of the last two quarters of 2010 and the four calendar quarters of 2011. Beginning in the third quarter of 2010, the amount of the credit to be applied to all services rendered to GSK Bio is €226,300. In all cases, GSK Bio shall remit payment to the Company for all services rendered to GSK Bio in any such calendar quarter that is in excess of the applicable credit amount. In the event the amount of services rendered to GSK Bio in a calendar quarter does not exceed the applicable credit amount, the existing credit for the following calendar quarter shall be increased by such unused amount.

The Amended and Restated Agreement further provides that the Company shall provide additional services on a fee-for-service basis, upon GSK Bio’s written request, relating to the bridging of assays/diagnostic tests to third parties that develop, manufacture and sell the commercial diagnostic tests to be used with certain of GSK Bio’s products. The amount of deferred revenue for this agreement at December 31, 2010 was $1,333,186, as of December 31, 2011 there was no remaining balance classified as deferred revenue. The timing of the recognition of these amounts is dependent upon when GSK Bio submits the specimens for testing. The Company recognized revenue of $5,805,951 and $5,185,302 relating to the GSK Bio agreement for the years ended December 31, 2010, and 2011, respectively, which includes for 2010 and 2011 of $1,255,710 and $1,333,186 of previously recorded deferred revenue.

Agreement with Shanghai BioChip

In March 2007, we entered into a collaboration agreement with Shanghai BioChip Company, Ltd. (“SBC”) pursuant to which SBC provides pharmacogenomic testing services in China using our extraction technology. Under this agreement, we work with SBC pursuant to a formal statement of work (SOW) arrangement. This agreement greatly expands our ability to provide our services globally, particularly in China. Specifically, this agreement allows us to collaborate with some of our current clients in the pharmaceutical industry as we can now process specimens collected during clinical trials that are based in China. Additionally, this agreement allows us to offer our services to companies within China.

Pursuant to the agreement, we have granted SBC an exclusive license in China to provide services in China using our RNA extraction technology. Subject to consent from the University of Southern California, we will grant SBC an exclusive sublicense to patents licensed from the University of Southern California for distribution of testing services in China. In turn, SBC will perform RNA extraction from FFPE tissue specimens exclusively for us during the term of the agreement. SBC must perform all testing services pursuant to our instructions and we retain the right to generate and report all final results. All proposed contracts from SBC using our testing services must be explicitly approved in writing by us. We have also retained the rights to any intellectual property which result from the performance of this collaboration agreement.

Outside of certain shared costs, as specified in the agreement, we and SBC each are individually and separately responsible for our own costs. Specifically, we are responsible for costs related to royalty payments to third parties under existing licensing agreements, license fees for our intellectual property, costs associated with the analysis of raw data from test results, costs associated with generating final reports to customers, costs of responding to customer inquiries regarding the results of analysis the data and the report of test results, and costs associated with providing training and assistance with laboratory setup.

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

Our agreement with SBC has an initial term of five years, with an automatic renewal for an additional three-year term unless either party gives 90 day’s notice in advance of the renewal date of its intent not to renew. We may terminate the agreement on the occurrence of: (i) errors in SBC’s processing of samples that exceeds levels in our other facilities; (ii) the inability to achieve laboratory qualifications within 12 months; (iii) the failure to adequately address quality concerns raised by two or more customers; and (iv) refusal by SBC to agree on a reasonable request for a SOW. Either party may terminate this agreement for uncured material breach, insolvency or bankruptcy, or substantial use of the name of the other party without consent. For the years ended December 31, 2010 and 2011, testing services totaled $169,400 and $306,675, respectively.

Agreement with Hitachi Chemical Co., Ltd.

On July 26, 2007, the Company entered into a collaboration agreement with Hitachi Chemical Co., Ltd. (Hitachi), a leading diagnostics manufacturer in Japan (the Hitachi Agreement). Under the terms of this agreement, Hitachi is using the Company's proprietary and patented techniques to extract genetic information from formalin-fixed paraffin-embedded (FFPE) tissue samples collected in Southeast Asia, Australia and New Zealand. As part of this collaboration agreement, the Company provided Hitachi with the technical information and assistance necessary to perform the testing services. The Southeast Asian countries covered under this agreement include Japan, North Korea, South Korea, Taiwan, Mongolia, Pakistan, Bangladesh, Sri Lanka, Nepal, Singapore, Malaysia, Indonesia, Brunei, Thailand, Myanmar, Laos, Cambodia, Vietnam and the Philippines (the Territory).

This Agreement had an initial term expiring on March 31, 2010, with an automatic renewal for one year at the end of the original period under the same terms and conditions. Pursuant to the agreement, Hitachi performs certain testing services and receives a percentage of the revenue collected from the Company's clients in the Territory which totaled $1,395,688 and $560,211 for the years ended December 31, 2010 and 2011, respectively. Following the Great East Japan Earthquake and Fukushima nuclear disaster that occurred in March of 2011, the processing of certain samples in Japan under our collaboration agreement with Hitachi was temporarily suspended. During the second and third quarters of 2011, these samples were processed in our Los Angeles laboratory. As such, we were not required to make payments to Hitachi under our agreement during that period. The financial impact was that our cost of revenue was reduced and our net loss for the quarters was reduced. Hitachi resumed processing certain samples beginning in the third quarter of 2011.

Hitachi is responsible for expenses related to the cost of laboratory equipment and modification to the laboratory facilities, as well as the cost of reagents.

Intellectual Property

We rely on a combination of patents, trade secret, copyright and trademark laws, license agreements, nondisclosure and other contractual provisions and technical measures to protect our intellectual property rights in our products, technology and processes. We have proprietary rights in three areas.

First, we exclusively license from USC the use of the extraction methodologies, which has been patented in the United States. Currently, this exclusive license includes four United States patents related to this technology. We also have proprietary rights in additional variations on our extraction technology, for which patent applications are pending in the United States and in select critical countries. We also use these proprietary methods when meeting our contractual obligations with various clients and when developing diagnostic tests for cancer.

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

We have and will continue to pursue the registration of our trademarks in the United States and internationally. Response Genetics, Danenberg Tumor Profile, Man in Circle Design, DTP, Kras is Only Half the Equation, ResponseDX, ResponseDX:Lung, ResponseDX:Colon, and The Right Therapy for each Patient the First Time are registered trademarks in the United States. We have pursued additional marks by filing trademark applications in the United States and abroad. We currently hold the domain names www.responsegenetics.com and www.responsedx.com.

We intend to broaden the scope of our intellectual property and consider our technologies and proprietary know-how to be critical to our future success.

Regulations and Legal Environment

Our business is subject to extensive laws and regulations, the most significant of which are summarized below.

 Clinical Laboratory Improvement Amendments

The Clinical Laboratory Improvement Amendments of 1988, or CLIA, provide for the regulation of clinical laboratories by the United States Department of Health and Human Services (DHHS). This law requires the certification of clinical laboratories that conduct tests on human subjects and imposes specific conditions for certification. CLIA is intended to ensure the accuracy, reliability and timeliness of patient test results performed in clinical laboratories in the United States by mandating specific standards in the areas of personnel qualification, administration participation in proficiency testing, patient test management, quality control, quality assurance and inspections. CLIA regulations also contain guidelines for the qualification, responsibilities, training, working conditions and oversight of clinical laboratory employees. In addition, specific standards are imposed for each type of test that is performed in a laboratory. The categorization of commercially marketed in vitro diagnostic tests under CLIA is the responsibility of the FDA. The FDA will assign commercially marketed test systems into one of three CLIA regulatory categories based on their potential risk to public health. Tests will be designated as waived, of moderate complexity or of high complexity. CLIA and the regulations promulgated there under are enforced through quality inspections of test methods, equipment, instrumentation, materials and supplies on a periodic basis.

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

HIPAA Compliance and Privacy Protection and the HITECH Act

The Health Insurance Portability and Accountability Act of 1996 (HIPAA) established comprehensive federal protection for the privacy and security of health information. The HIPAA standards apply to three types of organizations, or “Covered Entities:” health plans, health care clearing houses, and health care providers who conduct certain health care transactions electronically (Standard Transactions). Covered Entities must have in place administrative, physical and technical safeguards to protect against the misuse of individually identifiable health information, or PHI. Additionally, some state laws impose privacy protections more stringent than HIPAA’s and some states impose privacy obligations specifically applicable to clinical laboratories.  Additionally, many states have implemented data breach laws requiring additional security measures for certain types of PHI and also public notification of the theft, breach or other loss of personal information. There are also international privacy laws, such as the European Data Directive and various national laws implementing the Data Directive, that impose restrictions on the access, use, and disclosure of health information and other types of identifiable personal information. All of these laws may impact our business. As of December 31, 2008, we became a Covered Entity subject to HIPAA privacy and security standards because our testing services became reimbursable by insurance payors and we began conducting Standard Transactions. We formed an active program designed to address HIPAA regulatory compliance.  This program will likely require periodic updating to comply with amendments to HIPAA. Regardless of our own Covered Entity status, HIPAA presently applies to many of the facilities and physicians with whom we do business and controls the ways in which we may obtain tissue specimens and associated clinical information from those facilities and physicians. We believe we have taken the steps required for us to comply with applicable health information privacy and confidentiality statutes and regulations under both federal and applicable state jurisdictions. However, we may not be able to maintain compliance in all jurisdictions where we do business. Our failure to comply with these privacy laws or significant changes in the laws restricting our ability to obtain tissue specimens and associated patient information could significantly impact our business and our future business plans.

Additionally, the HITECH Act requires HIPAA covered entities, including clinical laboratories, to provide notification to affected individuals and to the Secretary of Health and Human Services, following discovery of a breach of unsecured PHI. In some cases, the HITECH Act requires covered entities to provide notification to the media of breaches. In the case of a breach of unsecured PHI at or by a business associate of a covered entity, the Act requires the business associate to notify the covered entity of the breach. The HITECH Act requires the Secretary to post on the Department of Health and Human Services’ website a list of covered entities that experience breaches of unsecured PHI involving more than 500 individuals. The HITECH Act made other changes relating to the HIPAA privacy and security rules, including, among others, establishing that, effective February 17, 2010, the security and privacy rules apply directly to business associates and, consequently, that a business associate’s violation of the rules may result in government enforcement action directly against the business associate.

Federal and State Physician Self-referral Prohibitions

We are subject to the federal physician self-referral prohibitions (the Stark Law) and restrictions under California’s Physician Ownership and Referral Act (PORA). These restrictions prohibit us from billing a patient or any governmental or private payor for any test when the physician ordering the test, or any member of such physician’s immediate family, has an investment interest in or compensation arrangement with us, unless the arrangement meets an exception to the prohibition.

Both the Stark Law and PORA contain an exception for referrals made by physicians who hold investment interests in a publicly traded company that has stockholders’ equity exceeding $75 million at the end of its most recent fiscal year or on average during the previous three fiscal years, and which satisfies certain other requirements. In addition, both the Stark Law and PORA contain an exception for compensation paid to a physician for personal services rendered by the physician. We have compensation arrangements with a number of physicians for personal services, such as speaking engagements and specimen tissue preparation. We have structured these arrangements with terms intended to comply with the requirements of the personal services exception to Stark and PORA.

However, we cannot be certain that regulators would find these arrangements to be in compliance with Stark, PORA or similar state laws. We would be required to refund any payments we receive pursuant to a referral prohibited by these laws to the patient, the payor or the Medicare program, as applicable.

Penalties for a violation of the Stark Law include: refunds of amounts collected by an entity in violation of the Start Law, denial of payment for the services provided in violation of the prohibition, and civil penalties of up to $15,000 per service arising out of the prohibited referral. Additionally a person who engages in a scheme to circumvent the Stark Law’s prohibition may be subject to a civil penalty of up to $100,000. A violation of PORA is a misdemeanor and could result in civil penalties and criminal fines

Other states have self-referral restrictions with which we have to comply that differ from those imposed by federal and California law. While we have attempted to comply with these laws, it is possible that some of our financial arrangements with pathologist and physicians could be subject to regulatory scrutiny at some point in the future, and we cannot provide assurance that we will be found to be in compliance with these laws following any such regulatory review.

Federal False Claims Act

There are federal and state laws prohibiting fraudulent billing and providing for the recovery of non-fraudulent overpayments, as a large number of laboratories have been forced by the federal and state governments, as well as by private payors, to enter into substantial settlements under these laws. In particular, if an entity is determined to have violated the federal False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties ranging from $6,000 to $11,000 for each separate false claim. While there are many potential bases for liability under the federal False Claims Act, such liability primarily arises when an entity knowingly submits, or causes another to submit, a false claim for reimbursement to the federal government. Submitting a claim with reckless disregard or deliberate ignorance of its validity could result in substantial civil liability. A current trend within the healthcare industry is the increased use of the federal False Claims Act and, in particular, actions under the False Claims Act’s “whistleblower” or “qui tam” provisions to challenge providers and suppliers. Those provisions allow a private individual standing to bring actions on behalf of the government, alleging that the defendant has submitted a fraudulent claim for payment to the federal government. The government may join in the lawsuit, but if the government declines to do so, the individual may choose to pursue the lawsuit alone. The government must be kept apprised of the progress of the lawsuit. Whether or not the federal government intervenes in the case, it will receive the majority of any recovery. In addition, various states have enacted laws modeled after the federal False Claims Act.

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

We derived approximately 21% and 23% of our net sales of ResponseDX® testing services directly from the Medicare program in 2010 and 2011, respectively. Therefore, compliance with complex Medicare reimbursement rules is important to our operations. Once Medicare has determined that it will cover a particular test, or that a test will be provided as a benefit, payment is generally made under the Clinical Laboratory Fee Schedule with amounts assigned to specific procedure billing codes. Each Medicare carrier jurisdiction has a fee schedule that establishes the price for each specific laboratory billing code. This fee schedule is updated annually. As a Medicare-participating laboratory based in California, we bill the Medicare program's California contractors and will have to comply with this contractor's coverage and payment policies. In recent years, both government and private sector payers have made efforts to contain or reduce health care costs, including reimbursement for clinical laboratory services.

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

Information Technology

We have implemented an internally developed database system that is used to perform tracking, evaluation, and reporting of laboratory specimens as they are analyzed. The database system is maintained using application software consisting of a multi-tier MS SQL Server application using Thin Crystal reports for data reporting. Analysis results are imported from TaqMan® PCR instruments. The application platform consists of a 2003 server on the back end, with Windows XP Professional workstations as clients operating within the corporate Local Area Network (LAN). We also make use of commercial software applications that allow biostatistical analysis of data generated from chip array studies.

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

Competition

We provide services in a segment of the healthcare industry that is highly fragmented and extremely competitive. Any failure to respond to technological advances and emerging industry standards could impair our ability to attract and retain clients. This industry is characterized by rapid technological change. The Company’s actual and potential competitors in the United States and abroad may include major clinical and pathology laboratories, such as Quest Diagnostics Inc., Laboratory Corporation of America, Clarient, Inc.(acquired by GE), and specialized laboratories such as Genoptixs Inc. (acquired by Novartis Pharmaceuticals), NeoGenomics, Inc., Caris Life Sciences, university laboratories and other research institutions. Many of our potential competitors have considerably greater financial, technical, marketing, research and other resources than we do, which may allow these competitors to discover important information and technology before we do. We anticipate increased competition with additional companies entering our maker to aggressively compete for market share. Our competitors may succeed in developing diagnostic products that circumvent our technologies or product candidates. Also, our competitors may succeed in developing technologies or products that are more effective than those that will be developed by us or that would render our technology or product candidates less competitive or obsolete.

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

Employees

As of December 31, 2011, we had 105 employees, 100 full-time and 5 part-time employees. Our employees are not represented by any collective bargaining organizations and we consider our relations with our employees to be good.

Reports to Security Holders

We are a Delaware corporation with our principal executive offices located at 1640 Marengo Street, 6th Floor, Los Angeles, California 90033. Our telephone number is (323) 224-3900 and our web site address is www.responsegenetics.com . We make available free of charge through the Investor Relations section of our web site our quarterly reports on Form 10-Q, our Annual Report on Form 10-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

Item 1B. Unresolved Staff Comments.

None.

Item 2.  Properties.

Our corporate headquarters are located at 1640 Marengo Street, 6th Floor, Los Angeles, California, 90033. We sub-lease a total of 18,180 square feet of space, adjacent to the USC Health Science Campus, where research and development and administrative functions are performed. Our current lease expires on March 31, 2012. We are currently in negotiations to extend the lease of our current facility. We also sub-lease 1,460 square feet of space at 103 South Carroll Street, Suite 2b, Frederick, Maryland 21701, where administrative functions are performed. Our current lease expires on January 31, 2013.

Item 3. Legal Proceedings.

The Company is, from time to time, involved in legal proceedings, regulatory actions, claims and litigation arising in the ordinary course of business. These matters are not expected to have a material adverse effect upon the Company’s financial condition.

Item 4. Mine Safety Disclosures.

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

	2011
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Stock price - High	$2.80	$3.05	$2.93	$2.00
Stock price - Low	$2.06	$1.77	$1.72	$.81

	2010
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Stock price - High	$1.81	$2.84	$3.07	$2.50
Stock price - Low	$1.15	$1.86	$2.27	$2.08

Stockholders

As of March 26, 2012, there were approximately 42 stockholders of record of the 24,797,625 outstanding shares of Common Stock.

Dividends

The Company has not paid dividends to its stockholders since its inception and does not plan to pay cash dividends in the foreseeable future.

The Company currently intends to retain earnings, if any, to finance the growth of the Company.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item regarding securities authorized for issuance under equity compensation plans is incorporated by reference from Item 12 of this Form 10-K.

Recent Sales of Unregistered Securities

On February 2, 2012, we entered into purchase agreements with various investors (collectively, the “Investors”) for the private placement of an aggregate of 5,257,267 newly-issued shares of our common stock (the “Shares”) at a purchase price of $1.50 per share (the “2012 Private Placement”). The Company raised $7,822,000, net of fees, in the 2012 Private Placement. The Investors participating in the 2012 Private Placement were various institutions and all officers and directors of the Company. The final closing of the 2012 Private Placement (the “Closing”) occurred on February 2, 2012.

In connection with the 2012 Private Placement, we also entered into registration rights agreements, each dated February 2, 2012, with the Investors pursuant to which we have agreed to file, within 90 days of the Closing, a registration statement with the SEC to register the Shares for resale, which registration statement is required to become effective within 180 days following the Closing. We also granted the Investors certain “piggyback” registration rights, which are triggered if we propose to file a registration statement for our own account or the account of one or more shareholders until the earlier of the sale of all of the Shares or the Shares becoming eligible for sale under Rule 144(b)(1) without restriction.

Purchases of Equity Securities

The Company made no purchases of its equity securities in the period covered by this annual report.

Item 6. Selected Financial Data.

The following selected consolidated statement of operations data for the years ended December 31, 2010 and 2011 and the balance sheet data at December 31, 2010 and 2011 have been derived from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K.  Historical results are not necessarily indicated of the results of operations for future periods.  The following data is qualified in its entirety and should be read in conjunction with the rest of the information contained in this section and our consolidated financial statements and related notes included elsewhere in this report.

Consolidated Statement of Operations Data:

	Year ended	Year ended
	December 31, 2010	December 31, 2011
Revenue	$21,277,415	$22,642,728
Operating expenses:
Cost of revenue	$10,460,994	$11,733,700
Selling and marketing	$5,988,746	$5,560,637
General and administrative	$8,097,122	$9,708,347
Research and development	$1,611,582	$1,321,897
Operating loss	$(4,881,029)	$(5,681,853)

Net loss	$(4,670,379)	$(5,702,422)
Net loss per common share:
Basic and diluted	$(0.26)	$(0.30)

Weighted average common shares outstanding:
Basic and diluted	17,791,584	19,124,806

Consolidated Balance Sheet data:

	December 31, 2010	December 31, 2011
Consolidated Balance Sheet Data:
Cash and cash equivalents	$4,120,074	$1,700,295
Total assets	$10,601,570	$7,850,807
Common stock classified outside of stockholders’ equity (deficit)	$7,854,682	$7,854,682
Total stockholders’ equity (deficit)	$(3,275,396)	$(6,137,844)

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward Looking Statements

The following discussion of our financial condition and results of operation should be read in conjunction with our audited consolidated financial statements and related notes to the consolidated financial statements included elsewhere in this annual report on Form 10-K for the year ended December 31, 2011. This discussion contains forward-looking statements that relate to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward looking statements.

Overview

Response Genetics, Inc. (the Company) was incorporated in the state of Delaware on September 23, 1999 as Bio Type, Inc. for the purpose of providing unique molecular profiling services of tumor tissue that has been formalin-fixed and embedded in paraffin. In August 2000, we changed our name to Response Genetics, Inc.

Clinical studies have shown that not all cancer chemotherapy works effectively in every patient, and that a number of patients receive therapy that has no benefit to them and may potentially even be harmful. Our goal is to provide cancer patients and their physicians with a means to make informed, individualized treatment decisions based on genetic analysis of tumor tissues. We are focusing our efforts in the following areas:

•	Continued commercialization of our ResponseDX® tests;

•	Developing additional diagnostic tests for assessing the risk of cancer recurrence, prediction of chemotherapy response and tumor classification in cancer patients; and

•	Expanding our testing services business by pursuing new technologies through collaborations and in-licensing to expand our business.

Our technologies enable us to reliably and consistently extract the nucleic acids RNA and DNA from tumor specimens that are stored as formalin-fixed and paraffin-embedded, specimens and thereby to analyze genetic information contained in these tissues. This is significant because the majority of patients diagnosed with cancer have a tumor biopsy sample stored in paraffin, while only a small percentage of patients’ tumor specimens are frozen. Our technologies also enable us to use the FFPE patient biopsies for the development of diagnostic tests.

ResponseDX®

The outcome of cancer chemotherapy is highly variable due to genetic differences among patients. Some patients respond well with tumor shrinkage and increase in life span. Other patients do not obtain benefit from the same therapy but may still experience toxic side effects as well as delay in effective treatment and psychological trauma.

At present most chemotherapy regimens are administered without any pre-selection of patients on the basis of their particular genetics. However recent development of very sensitive molecular technologies has enabled researchers to identify and measure genetic and biochemical factors in patients’ tissues that may predict the probability of success or failure of many currently used anti-cancer agents. In order to increase the chances of a better chemotherapy outcome for cancer patients, we have and continue to expand our development of genetic tests for measuring predictive factors for tumor response in tumor tissue samples. We have begun offering tests for non-small cell lung cancer (NSCLC) (ResponseDX: Lung®), colorectal cancer (CRC) (ResponseDX: Colon®), gastric and gastroesophageal (GE) cancer  (ResponseDX: Gastric™) and melanoma cancer (ResponseDX: Melanoma™) patients’ tumor tissue through our laboratory located in Los Angeles, California, which is certified under the Clinical Laboratory Improvement Amendments of 1988 (CLIA), and we anticipate offering additional tests for bladder and pancreatic cancer in the future. These tests are proprietary based tests which serve to help oncologists make optional therapeutic decisions for cancer patients. The results from our tests may help oncologists choose among chemotherapy regimens to treat their cancer patients. As of December 31, 2011, our sales team had been expanded to 21 sales people located in the West Coast, Midwest, and East Coast areas of the United States.

Diagnostic Tests for Other Cancers

In addition to ResponseDX:Lung®, ResponseDX:Colon®, ResponseDX: Gastric™ and ResponseDX: Melanoma™ we intend to develop and commercialize tests for other types of cancer that identify genetic profiles of tumors that are more aggressive and recur rapidly after surgery. We also are identifying genetic profiles of tumors that are more or less responsive to a particular chemotherapy. Following the development of tests to predict the risk of recurrence after surgery, we intend to develop tests to determine the most active chemotherapy regimen for the individual patient at risk. Once developed and after obtaining any necessary regulatory approvals, we intend to leverage our relationships in the healthcare industry to market, sell or license these tests as a means for physicians to determine the courses of cancer treatment.

Pursue Additional Collaborations and In-licensing to Expand Our Business

We intend to pursue additional collaborations with pharmaceutical companies or in-licensing of products or technologies that will enable us to accelerate the implementation of our plans to expand the services we provide to oncologists and pathologists. We expect to implement this plan on by way of licensing of technology and know-how, investments in other companies, strategic collaborations, and other similar transactions. We expect these collaborations to provide us with early access to new technologies available for commercialization.

There are no assurances that we will be able to continue making our current ResponseDX® tests available, or make additional ResponseDX® tests available; or that will be able to develop and commercialize tests of other types of cancer; or that will be able to expand our testing service business through collaborations.

We anticipate that, over the next 12 months, a substantial portion of our capital resources and efforts will be focused on research and development to expand our series of diagnostic tests for cancer patients, sales and marketing activities related to our ResponseDX® diagnostic tests, and for other general corporate purposes.

Research and development expenses represented 6.2% and 4.7% of our total operating expenses for the years ended December 31, 2010 and 2011, respectively. Major components of the $1,611,582 and $1,321,897 in research and development expenses for the years ended December 31, 2010 and 2011, respectively, included supplies and reagents for our research activities, personnel costs, occupancy costs, equipment warranties and service, patent fees, insurance, business consulting and sample procurement costs.

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

Pharmaceutical Revenue

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

ResponseDX Revenue

Net revenue for the Company’s diagnostic services is recognized on an accrual basis at the time discreet diagnostic tests are completed. Each test performed relates to a specimen encounter derived from a patient, and received by the Company on a specific date (such encounter is commonly referred to as an “accession”). The Company’s services are billed to various payors, including Medicare, private health insurance companies, healthcare institutions, and patients. The Company reports net revenue from contracted payors, including certain private health insurance companies, and healthcare institutions based on the contracted rate, or in certain instances, the Company’s estimate of the amount expected to be collected for the services provided. For billing to Medicare, the Company uses the published fee schedules, net of standard discounts (commonly referred to as “contractual allowances”). The Company reports net revenue from non-contracted payors, including certain private health insurance companies, based on the amount expected to be collected for the services provided.

The Company has its Medicare provider number which allows it to invoice and collect from Medicare. Invoicing to Medicare is primarily based on amounts allowed by Medicare for the service provided as defined by Common Procedural Terminology (CPT) codes.

License Fees

We have licensed technology for the extraction of RNA and DNA from FFPE tumor specimens from USC in exchange for royalty fees on revenue generated by use of this technology. These royalties are calculated as a fixed percentage of revenue that we generate from use of the technology licensed from USC. Total license fees expensed in cost of revenue under the royalty agreement to USC were $439,540 and $516,746 for the years ended December 31, 2010 and 2011, respectively. We also maintain a non-exclusive license to use Roche’s polymerase chain reaction (PCR), homogenous PCR, and reverse transcription PCR processes. We pay Roche a fixed percentage royalty fee for revenue that we generate through use of this technology. Royalties expensed in cost of revenue under this agreement totaled $426,366 and $552,113 for the years ended December 31, 2010 and 2011, respectively.

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

Accounts Receivable and Allowance for Doubtful Accounts

We invoice our pharmaceutical clients as specimens are processed and any other contractual obligations are met. Our contracts with pharmaceutical clients typically require payment within 45 days of the date of invoice. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our clients to make required payments. We specifically analyze accounts receivable and historical bad debts, client credit, current economic trends and changes in client payment trends when evaluating the adequacy of the allowance for doubtful accounts. Account balances are charged-off against the allowance when it is probable the receivable will not be recovered. To date, our clients have primarily been large pharmaceutical companies. As a result, bad debts to date have been minimal and there is no allowance for doubtful accounts for our pharmaceutical revenue at December 31, 2010 and 2011.

We bill Medicare and Private Payors for ResponseDX® upon completion of the required testing services. As such, we take assignment of benefits and the risk of collection with Medicare and Private Payors. We continue to monitor the collection history for Medicare and Private Payors.  Based on the historical experience for our Medicare and Private Payor accounts, we have determined that related accounts receivable associated with billings over one year old are unlikely to be collected.  Therefore, we have recorded an allowance for doubtful accounts of $113,838 and $838,750 as of December 31, 2010 and 2011.

An allowance for doubtful accounts is recorded for estimated uncollectible amounts due from the Company’s various payor groups. The process for estimating the allowance for doubtful accounts involves significant assumptions and judgments. Specifically, the allowance for doubtful accounts is adjusted periodically, and is principally based upon an evaluation of historical collection experience of accounts receivable for the Company’s various payor classes. After appropriate collection efforts, accounts receivable are written off and deducted from the allowance for doubtful accounts. Additions to the allowance for doubtful accounts are charged to bad debt expense. The payment realization cycle for certain governmental and managed care payors can be lengthy, involving denial, appeal, and adjudication processes, and is subject to periodic adjustments that may be significant.

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

Results of Operations

Years Ended December 31, 2011 and December 31, 2010

Revenue.  Revenues were $22,642,728 for the year ended December 31, 2011, as compared to $21,277,415 for the year ended December 31, 2010, an increase of $1,365,313, or 6.4%. The increase was due to increases in ResponseDX® revenue of $1,229,290 and pharmaceutical revenues of $136,091. ResponseDX® revenue accounted for 55.4% of total revenue in the year ended December 31, 2011 compared to 53.1% for the year ended December 31, 2010.  ResponseDX® revenues for the year ended December 31, 2011, increased 10.9% as compared to the year ended December 31, 2010.  This increase was primarily due to increased revenues following increased investments in our sales force and adding additional genes to our tests. We expect that our overall revenues will continue to increase, primarily due to expected increases in ResponseDX® revenues as we add additional sales managers in 2012. For the year ended December 31, 2011, our two most significant pharmaceutical customers accounted for approximately 37.9% of our revenue, as compared to approximately 43.7% of our revenue for the year ended December 31, 2010.

Cost of Revenue.  Cost of revenues for the year ended December 31, 2011 was $11,733,700 as compared to $10,460,994 for the year ended December 31, 2010, an increase of $1,272,706 or 12.2%.   To support the increase in revenue and the anticipated growth the Company hopes to achieve, the Company hired additional lab personnel and temporary help, incurred additional costs for lab supplies, reagents and shipping costs. Specifically, the increase in cost of revenue resulted primarily from increases in personnel and temporary help costs of $840,411, lab supplies and reagent costs of $781,781, consulting costs of $514,649 and royalties of $228,347, offset by a decrease in costs from third party (Hitachi Chemical and Shanghai Bio) processing costs of $530,349 and legal expenses of $194,318. Cost of revenues as a percentage of revenues was 51.8% for the year ended December 31, 2011, as compared to 49.2% for the year ended December 31, 2010, an increase of 2.6%.

Research and Development Expenses.  Research and development expenses were $1,321,897 for the year ended December 31, 2011, as compared to $1,611,582 for the same period in 2010, a decrease of $289,685 or 18%. This decrease resulted primarily from decreases in laboratory supplies, reagents and microarray costs of $57,541, personnel related costs of $136,846, postage and shipping costs of $26,799 and legal services of $60,358. We expect research and development expenses to increase as we work to develop additional aspects of our technology and to study diagnostic indicators for various forms of cancer.

General and Administrative Expenses.  General and administrative expenses totaled $9,708,347 for the year ended December 31, 2011, as compared to $8,097,122 for the year ended December 31, 2010, an increase of $1,611,225 or 19.9%. This increase resulted primarily from increases in personnel costs of $519,972, business tax of $166,548, business consulting costs of $187,729, billing service costs of $170,699, equipment maintenance of $121,128 and bad debt expense of $1,179,069, (see ResponseDX® Revenue Accounts Receivable for an explanation of bad debt expense), offset by a decrease in asset impairments of $214,631, insurance expense of $64,293 and legal services of $195,625.

Sales and Marketing Expenses.   For the year ended December 31, 2011, our sales and marketing expenses totaled $5,560,637 compared to $5,988,746 for the year ended December 31, 2010, a decrease of $428,109 or 7.1%.  The decrease primarily resulted from decreased sales and marketing activities for ResponseDX®, which included decreases in advertising of $490,462, speaker fees of $151,292, and travel and meeting costs of $91,005, offset by increases in personnel costs of $460,923.  We expect that sales and marketing costs will increase as we expand our sales and marketing activities in order to gain clinical acceptance of our ResponseDX® assays.

Other Income.  In 2010, we applied for and received a one-time federal grant relating to qualified research and development activities.  The gross amount of the proceeds received was $244,479.  This amount, net of $22,677 of related direct costs, is shown as other income on the accompanying 2010 consolidated statement of operations. There was no comparable other income for the year ended December 31, 2011.

Interest Income and Expense.  Interest income was $149 for the year ended December 31, 2011, compared with $682 for the same period in 2010. Interest expense was $20,718 for the year ended December 31, 2011, compare with $10,578 for the same period in 2010.

Income Taxes. As of December 31, 2010 and 2011, since we have incurred substantial losses and have generated no taxable income a full valuation allowance has been recorded for the net deferred tax assets since we do not believe the recoverability of the net deferred income tax assets in the near future is more likely than not.

Liquidity and Capital Resources

We incurred net losses of $4,670,379 and $5,702,422 during the years ended December 31, 2010 and 2011, respectively. Since our inception in September 1999, we have incurred cumulative losses and as of December 31, 2011, we had an accumulated deficit of $49,519,585. We have not yet achieved profitability and anticipate that we will likely incur additional losses for the next year. We cannot provide assurance as to when we will achieve profitability. We expect that our cash and cash equivalents will be used to fund our selling and marketing activities primarily related to our ResponseDX® tests, research and development, and general corporate purposes. As a result, we will need to generate significant revenues to achieve profitability.  Management plans to effectively manage cash flows in 2012 and expects that cash and cash equivalents will be sufficient to meet the Company’s working capital requirements through the next 12 months. Nevertheless, until we can generate and maintain sufficient revenues to finance our cash requirements, which we may never do, we expect to finance additional cash needs primarily through public or private equity offerings, strategic collaborations, and other financing opportunities as they may arise.  Please see note 16, Subsequent Events, regarding the Company has raised $7,822,000 on February 2, 2012. We do not know whether additional funding will be available on acceptable terms, if at all.  If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate selling and marketing activities or research and development programs.

In addition, we expect to use our capital to fund research and development and to make capital expenditures to keep pace with the expansion of our research and development programs and to scale up our commercial operations. The amount and timing of actual expenditures may vary significantly depending upon a number of factors, such as the progress of our product development, regulatory requirements, commercialization efforts, and the amount of cash used by operations. We expect that we will continue to generate revenue through our pharmacogenomic testing services and through ResponseDX® testing services business provided to pharmaceutical clients and to the users of our ResponseDX® testing services which partially include oncologists, hospitals, and cancer care centers.  These revenues are not guaranteed and are not expected to substantially offset the costs associated with our expansion efforts.

Following is a summary of recent events and the expected impact these events have had or may have on our liquidity and future realization of revenues.

Sales of Common Stock

Under the Company’s Articles of Incorporation, the Company has one class of common stock and its holders have no preemptive, subscription, redemption or conversion rights.  As described below and in Notes 12 and 15 in the Notes to Consolidated Financial Statement, the Company sold shares of its common stock during 2011 and during the first quarter of 2012.  In connection with certain of these offerings, the Company entered into registration rights agreements with the purchasers of the common shares.

May 2011 Registered Offering of Common Stock

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

February 2012 Private Placement

On February 2, 2012, we entered into purchase agreements with various investors (collectively, the “Investors”) for the private placement of an aggregate of 5,257,267 newly-issued shares of our common stock (the “Shares”) at a purchase price of $1.50 per share (the “2012 Private Placement”). The Company raised $7,822,000, net of fees, in the 2012 Private Placement. The Investors participating in the Private Placement were various institutions and all officers and directors of the Company. The final closing of 2012 the Private Placement (the “Closing”) occurred on February 2, 2012.

In connection with the 2012 Private Placement, we also entered into registration rights agreements, each dated February 2, 2012, with the Investors pursuant to which we have agreed to file, within 90 days of the Closing, a registration statement with the SEC to register the Shares for resale, which registration statement is required to become effective within 180 days following the Closing. We also granted the Investors certain “piggyback” registration rights, which are triggered if we propose to file a registration statement for our own account or the account of one or more shareholders until the earlier of the sale of all of the Shares or the Shares becoming eligible for sale under Rule 144(b)(1) without restriction.

Common stock classified outside of stockholders’ equity (deficit)

On July 22, 2009, we entered into a Purchase Agreement with certain funds of Lansdowne Partners Limited for the private placement of 3,057,907 newly-issued shares of the Company's common stock at a per share price of $1.30. The closing of the sale of the shares occurred on July 23, 2009 the aggregate offering price of the shares was approximately $4 million.  In connection with the acquisition of the shares, the purchasers were granted certain preemptive rights permitting them to maintain their percentage ownership interests in connection with future issuances of the Company’s capital stock, subject to various exceptions and limitations. We received the funds on July 23, 2009.

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

Comparison of years ended December 31, 2011 and 2010

As of December 31, 2011, we had $1,700,295 in cash and cash equivalents, working capital of $845,664 and an accumulated deficit of $49,519,585.

Cash flows provided by operating activities

During the year ended December 31, 2011, the Company used cash flows in operating activities of $5,084,304 compared to $6,491,671 used in the year ended December 31, 2010.  The reasons for the decrease in cash used in operating activities of $1,407,367 was due mainly to the increases in accounts payable, and accrued payroll and related liabilities, offset by the decreases in accounts receivable and prepaid expenses and other current assets, and the decrease in deferred revenue.

The decrease in accounts receivable related mainly to the increased efforts of collections and an increase in allowance for doubtful accounts.  The increase in accounts payable relates to the increase in recruiting costs associated with trying to increase critical headcount.  The decrease in deferred revenue related to the revenue recognition of deferred revenue totaling $1,618,766.

Cash flows used in investing activities

Net cash used in investing activities was $391,518 and $390,780 for the years ended December 31, 2010 and 2011, respectively. This was attributable to the need for property and equipment for our laboratory and new personnel.

Cash flows used in financing activities

Cash flows from financing activities for the years ended December 31, 2010 and 2011 provided net cash of $3,953,483 and $3,128,522, respectively, primarily relating to the sale of common stock and a draw on our business line of credit of $1,000,000.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2009-13, Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force. ASU 2009-13 establishes a selling-price hierarchy for determining the selling price of each element within a multiple-deliverable arrangement. Specifically, the selling price assigned to each deliverable is to be based on vendor-specific objective evidence (VSOE) if available, third-party evidence, if VSOE is unavailable, and estimated selling prices if neither VSOE or third-party evidence is available. In addition, ASU 2009-13 eliminates the residual method of allocating arrangement consideration and instead requires allocation using the relative selling price method. ASU 2009-13 will be effective prospectively for multiple-deliverable revenue arrangements entered into, or materially modified, in fiscal years beginning on or after June 15, 2010. The adoption of this guidance did not have a material effect on our results of operation or financial position.

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements, which amends FASB ASC 820-10, Fair Value Measurements and Disclosures, and requires new disclosures about transfers into and out of Level 1 and 2 of the fair value hierarchy and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements.  ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the Level 3 measurement disclosures, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  Early adoption is permitted. The partial adoption of this guidance did not have a material effect on our results of operations or financial position with the adoption of the remaining portion of ASU 2010-06 is not expected to have a material effect.

In April 2010, the FASB issued ASU No. 2010-17, Revenue Recognition — Milestone Method (Topic 605): Milestone Method of Revenue Recognition. ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. The updated guidance is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Entities may elect to adopt the amendments in ASU 2010-17 retrospectively for all prior periods. The adoption of this guidance did not have a material effect on the Company’s results of operation or financial position.

In July 2011, the FASB issued ASU 2011-7, Health Care Entities (Topic 954): Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities (ASU2011-7). In accordance with ASU 2011-7, the Company will be required to present its provision for doubtful accounts related to patient service revenue as a deduction from revenue, similar to contractual discounts. Accordingly, the Company’s revenues will be required to be reported net of both contractual discounts as well as its provision for doubtful accounts related to patient service revenues. Additionally, ASU 2011-7 will require the Company to make certain additional disclosures designed to help users understand how contractual discounts and bad debts affect recorded revenue in both interim and annual financial statements. ASU 2011-7 is required to be applied retrospectively and is effective for public companies for fiscal years beginning after December 15, 2011, and interim periods within those fiscal years. Early adoption is permitted. The adoption of this guidance is not expected to have a material effect on our results of operation or financial position.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its assessment, management believes that, as of December 31, 2011, our internal control over financial reporting was effective based on those criteria.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to an exemption for smaller companies under Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Changes in Internal Control over Financial Reporting

For the year ended December 31, 2011, the Company created internal controls over cash posting as it relates to our additional responsibilities as a result of transitioning from our previous outside medical biller to our in-house solution, Xifin. Previously the Company did not post cash at an accession level detail. The Company designed the posting controls to comply with current HIPPA standards of patient confidentiality and sufficient internal controls to prevent misappropriation of funds. In addition to cash controls the Company also implemented controls over the billing process utilizing the Xifin billing system.

Item 9B.  Other Information.

None.

Part III

Certain information required by Part III is omitted from this Annual Report on Form 10-K since we intend to file our definitive proxy statement for our 2012 annual meeting of stockholders, pursuant to Regulation 14A of the Securities Exchange Act, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information to be included in the proxy statement (the Proxy Statement) is incorporated herein by reference.

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

Code of Ethics

Our Code of Ethics, which applies to all of our employees and directors, including our principal executive officer and our principal financial officer is available on the investor relations page of our website at www.responsegenetics.com. The Board has not adopted a code of ethics that pertains specifically to the Board of Directors.

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

Equity Compensation Plan Information

The table below sets forth certain information as of December 31, 2011 about the Company’s Common Stock that may be issued upon the exercise of options and rights under all of our existing equity compensation plans (shares in thousands):

Securities Authorized For Issuance Under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,998,363	$3.73	1,089,154
Equity compensation plans not approved by security holders	1,170,000	0.87 – 1.20	—
Total	3,168,363	$0.87 – 3.73	1,089,154

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

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Response Genetics, Inc.

Los Angeles, California

We have audited the accompanying consolidated balance sheets of Response Genetics, Inc. and subsidiary as of December 31, 2011 and 2010 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the two years in the period  ended December 31, 2011. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Response Genetics, Inc. and subsidiary at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

BDO USA, LLP

Los Angeles, California

April 2, 2012

RESPONSE GENETICS, INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2010	2011

ASSETS
Current assets:
Cash and cash equivalents	$4,120,074	$1,700,295
Accounts receivable, net of allowance for doubtful accounts of $113,868 and $838,750 at December 31, 2010 and 2011, respectively	4,733,698	4,047,059
Prepaid expenses and other current assets	941,981	991,351
Total current assets	9,795,753	6,738,705
Property and equipment, net	805,817	1,067,679
Intangible assets	—	44,423
Total assets	$10,601,570	$7,850,807

LIABILITIES, COMMON STOCK CLASSIFIED OUTSIDE OF STOCKHOLDERS’ EQUITY (DEFICIT) AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,247,151	$1,492,526
Accrued expenses	1,075,636	1,149,741
Accrued royalties	809,694	738,832
Accrued payroll and related liabilities	1,271,037	1,362,689
Capital lease obligation current portion	—	149,253
Deferred revenue	1,518,696	—
Line of credit	—	1,000,000
Total current liabilities	5,922,214	5,893,041
Deferred revenue, net of current portion	100,070	—
Capital lease obligation, net of current portion	—	240,928
Total liabilities	6,022,284	6,133,969

Commitments and contingencies (Note 5)

Common stock classified outside of stockholders’ equity (deficit) (Note 13)	7,854,682	7,854,682

Stockholders’ equity (deficit):
Common stock, $0.01 par value; 50,000,000 shares authorized; 18,357,406 and 19,540,358 shares issued and outstanding at December 31, 2010 and 2011, respectively	122,942	134,327
Additional paid-in capital	40,612,785	43,514,591
Accumulated deficit	(43,817,163)	(49,519,585)
Accumulated other comprehensive loss	(193,960)	(267,177)
Total stockholders’ equity (deficit)	(3,275,396)	(6,137,844)
Total liabilities, common stock classified outside of stockholders’ equity (deficit) and stockholders’ equity (deficit)	$10,601,570	$7,850,807

The accompanying notes are an integral part of these consolidated financial statements.

RESPONSE GENETICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31,
	2010	2011
Net revenue	$21,277,415	$22,642,728
Operating expenses:
Cost of revenue	10,460,994	11,733,700
Selling and marketing	5,988,746	5,560,637
General and administrative	8,097,122	9,708,347
Research and development	1,611,582	1,321,897
Total operating expenses	26,158,444	28,324,581
Operating loss	(4,881,029)	(5,681,853)
Other income (expense):
Interest expense	(10,578)	(20,718)
Interest income	682	149
Other	221,802	—
Loss before income tax provision	(4,669,123)	(5,702,422)
Income tax provision	1,256	—
Net loss	(4,670,379)	(5,702,422)
Unrealized loss on foreign currency translation	(8,585)	(73,217)
Comprehensive loss	$(4,678,964)	$(5,775,639)

Net loss per share — basic and diluted	$(0.26)	$(0.30)

Weighted-average common shares — basic and diluted	17,791,584	19,124,806

The accompanying notes are an integral part of these consolidated financial statements.

RESPONSE GENETICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2011
Cash flows from operating activities:
Net loss	$(4,670,379)	$(5,702,422)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	465,689	366,695
Bad debt expense	224,978	1,299,633
Share-based compensation	680,268	723,616
Loss (gain) on sale of property and equipment	1,854	11,793
Impairment of property and equipment	371,872	157,241
Changes in operating assets and liabilities:
Accounts receivable	(2,975,725)	(612,994)
Prepaid expenses and other assets	(444,037)	(49,370)
Accounts payable	518,051	245,375
Accrued expenses	572,024	74,105
Accrued royalties	353,699	(70,862)
Accrued payroll and related liabilities	802,263	91,652
Deferred revenue	(2,392,228)	(1,618,766)
Net cash used in operating activities	(6,491,671)	(5,084,304)
Cash flows from investing activities:
Purchase of property and equipment and intangible assets	(391,518)	(390,780)
Net cash used in investing activities	(391,518)	(390,780)
Cash flows from financing activities:
Proceeds from issuance of common stock	3,879,403	2,179,535
Exercise of stock options	74,080	10,040
Proceeds from line of credit	—	1,000,000
Capital lease payments	—	(61,053)
Net cash provided by financing activities	3,953,483	3,128,522
Effect of foreign exchange rates on cash and cash equivalents	(8,585)	(73,217)
Net decrease in cash and cash equivalents	(2,938,291)	(2,419,779)
Cash and cash equivalents:
Beginning of the year	7,058,365	4,120,074
End of the year	$4,120,074	$1,700,295
Cash paid during the period for:
Income taxes	$1,256	$1,256
Interest	$10,578	$20,718
Supplemental disclosure of non-cash financing activities
Property and equipment acquired by capital lease	$—	$451,234

The accompanying notes are an integral part of these consolidated financial statements.

RESPONSE GENETICS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
Balances at December 31, 2009	15,297,183	$122,393	$39,858,986	$(39,146,784)	$(185,375)	$649,220
Issuance of common stock	3,005,349	—	—	—	—	—
Exercise of stock options	54,874	549	73,531	—	—	74,080
Share-based compensation expense	—	—	680,268	—	—	680,268
Unrealized gain (loss) on foreign currency translation	—	—	—	—	(8,585)	(8,585)
Net loss	—	—	—	(4,670,379)	—	(4,670,379)
Balances at December 31, 2010	18,357,406	122,942	40,612,785	(43,817,163)	(193,960)	(3,275,396)
Issuance of common stock	1,175,512	11,798	2,167,737	—	—	2,179,535
Exercise of stock options	7,440	(413)	10,453	—	—	10,040
Share-based compensation expense	—	—	723,617	—	—	723,616
Unrealized gain (loss) on foreign currency translation	—	—	—	—	(73,217)	(73,217)
Net loss	—	—	—	(5,702,422)	—	(5,702,422)
Balances at December 31, 2011	19,540,358	$134,327	$43,514,591	$(49,519,585)	$(267,177)	$(6,137,844)

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

The Company is a life science company engaged in the research, development, marketing and sale of pharmacogenomic tests for use in the treatment of cancer. Pharmacogenomics is the science of how an individual’s genetic makeup relates to drug response. Tests based on pharmacogenomics facilitate the prediction of a response to drug therapy or survival following surgery based on an individual’s genetic makeup. In order to generate pharmacogenomic information from patient specimens for these tests, the Company developed and patented enabling methods for maximizing the extraction and analysis of nucleic acids and, therefore, accessing the genetic information available from each patient sample. The Company’s platforms include analysis of single biomarkers using the polymerase chain reaction method as well as global gene interrogation using microarray methods from paraffin or frozen tissue specimens. The Company primarily derives its revenue from the sale of its ResponseDX®  diagnostic testing products and by providing pharmacogenomic testing services to pharmaceutical companies in the United States, Asia and Europe.

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

Since its inception, the Company has devoted substantial effort in developing its product and has incurred losses and negative cash flows from operations, and at December 31, 2011 has an accumulated deficit of $49,519,585. The Company is forecasting continued losses and negative cash flows as it funds its selling and marketing activities and research and development programs.

Based on the Company’s current operating plan which includes various assumptions concerning the level and timing of cash receipts from product sales and cash outlays for operating expenses and capital expenditures, management believes that existing cash and cash equivalents will be sufficient to meet the Company’s working capital requirements through the next twelve months.  The Company’s ability to successfully carry out its business plan is primarily dependent upon its ability to (1) obtain sufficient additional capital at acceptable costs, (2) attract and retain knowledgeable workers, and (3) generate significant revenues. The Company plans to seek additional financing and/or strategic investments; however, there can be no assurance that any additional financing or strategic investments will be available on acceptable terms, if at all. Please see note 16, Subsequent Events, regarding the Company’s sale of common stock for approximately, $7.8 million on February 2, 2012.

However, if events or circumstances occur such that the Company does not meet its operating plan as expected, in addition to seeking the additional capital in excess of the amount raised on February 2, 2012 as described above, the Company will most likely be required to reduce certain discretionary spending, which could have a material adverse effect on the Company’s ability to achieve its intended business objectives.  No adjustments have been made to the accompanying financial statements to reflect any of the matters discussed above.  The consolidated financial statements have been prepared on the basis that the Company will continue as a going concern.

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

Accounts Receivable

Pharmaceutical Accounts Receivable

The Company invoices its clients as specimens are processed and any other contractual obligations are met. The Company’s contracts with clients typically require payment within 45 days of the date of invoice. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its clients to make required payments. The Company specifically analyzes accounts receivable and historical bad debts, client credit, current economic trends and changes in client payment trends when evaluating the adequacy of the allowance for doubtful accounts. Account balances are charged-off against the allowance when it is probable the receivable will not be recovered. To date, the Company’s clients have primarily been large pharmaceutical companies. As a result, bad debts from clinical accounts receivable to date have been minimal. Pharmaceutical company accounts receivable as of December 31, 2010 and 2011 were $1,694,130 and $1,701,837, respectively.  There were no allowances for doubtful accounts recorded against these pharmaceutical accounts receivable at December 31, 2010 and 2011.

RESPONSE GENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies - (continued)

Accounts Receivable – (continued)

ResponseDX® Accounts Receivable

ResponseDX® accounts receivable are recorded from two primary payors: Medicare and third party and private payors (Private Payors).  ResponseDX® accounts receivable are recorded at established billing rates less an estimated billing adjustment, based on reporting models utilizing historical cash collection percentages and updated for current effective reimbursement factors.  Management performs ongoing valuations of accounts receivable balances based on management’s evaluation of historical collection experience and industry trends.  Based on the historical experience for the Company’s Medicare and Private Payor accounts, management has determined that related accounts receivable associated with billings over one year are unlikely to be collected.  Any outstanding receivable balance that is over one year old is written off. During the fourth quarter of 2011, the Company reevaluated its model of estimating the allowance for doubtful accounts. Correspondingly, the Company’s bad debt expense for the fourth quarter and the year ended December 31, 2011 was $838,750 and $1,299,633, respectively.

ResponseDX® accounts receivable as of December 31, 2010 and 2011, consisted of the following:

	December 31, 2010	December 31, 2011
Net Medicare receivable	$1,092,386	$506,308
Net Private Payor receivable	2,061,020	2,634,838
Other	—	42,827
	3,153,406	3,185,060
Allowance for doubtful accounts	(113,838)	(838,750)
Total	$3,039,568	$2,346,310

Property and Equipment and Intangible Assets

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

Maintenance and repairs are charged to expense as incurred. The cost and accumulated depreciation of assets sold or otherwise disposed of are removed from the related accounts and the resulting gain or loss is reflected in the statements of operations. The Company has capitalized costs related to the development of database software development (see Note 3). As of December 31, 2011, the Company has placed a portion of this database into service and accordingly has started to amortize this software development cost in accordance with ASC 350-40, Internal-Use Software. The amortization period is three years using the straight-line method. During the years ended December 31, 2010 and 2011, the Company recorded an impairment loss of $371,872 and $157,241, respectively, relating to the abandonment of a portion of these software development costs because management had determined that it was no longer probable that the specific portion of the database in development will be completed and placed into service.

RESPONSE GENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies - (continued)

Revenue Recognition

Pharmaceutical Revenue

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

ResponseDX® Revenue

Revenues that are derived from ResponseDX® testing services are recognized in accordance with ASC 605, Revenue Recognition, which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred and title and the risks and rewards of ownership have been transferred to the client or services have been rendered.  We record revenues when our tests have confirmed results which is evidence that the services have been performed; (3) the price is fixed or determinable; and (4) collectability is reasonably assured.

Revenues are recorded on an accrual basis as the contractual obligations are completed and as a set of assays is processed through our laboratory under a specified contractual protocol.

Starting July 1, 2011, the Company transitioned from its former billing provider to a new billing software, Xifin. This new software allows the Company to process the billing and cash receipts as opposed to outsourcing, as was the previous practice. The Company recognizes all product revenue from its ResponseDX® tests on an accrual basis. ResponseDX® Private Payor and Medicare revenue are recorded at established billing rates less an estimated billing adjustment, based on reporting models utilizing historical cash collection percentages and updated for current effective reimbursement factors. The Company’s Medicare provider number allows it to invoice and collect from Medicare. The Company’s invoicing to Medicare is primarily based on amounts allowed by Medicare for the service provided as defined by Common Procedural Terminology (CPT).

The Company received its Medicare provider number which allows it to invoice and collect from Medicare. Invoicing to Medicare is primarily based on amounts allowed by Medicare for the service provided as defined by Common Procedural Terminology (CPT) codes.

RESPONSE GENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies - (continued)

Revenue Recognition - (continued)

The following details ResponseDX® revenue for the years ended December 31, 2010 and 2011:

	Year Ended December 31,
	2010	2011

Net Medicare revenue	$4,483,316	$5,274,749

Private Payor Revenue	6,612,741	7,335,455

NeoGenomics Laboratories revenue	185,064	—

Other	26,054	(73,739)

Net ResponseDX® revenue	$11,307,175	$12,536,465

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

RESPONSE GENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies - (continued)

Line of Credit

On July 14, 2011, the Company entered into a line of credit agreement with Silicon Valley Bank (the Bank). The line of credit is collateralized by the Company’s pharmaceutical receivables. The maximum amount that can be borrowed from the credit line is $3,000,000. The amount the Company can draw from the loan is equal to the calculated borrowing base, which is 80% of the Company’s pharmaceutical accounts receivable that have not aged greater than 90 days. As of December 31, 2011, the amount available for the borrowing base is $1,100,000, as part of the line of credit the Bank shall issue letters of credit up to a maximum amount of $500,000. Any issued letters of credit reduce the amount available to borrow under the line of credit on a dollar for dollar basis. The interest fees associated with this line are set at the prime rate plus 1%. For the period ended December 31, 2011, the rate being charged to the Company was 5%. As needed from time to time, the Company may draw on this line for use for general corporate purposes and repay the funds when available. As of December 31, 2011, the Company has drawn $1,000,000 against the line of credit and no letters of credit were outstanding. The line of credit is subject to various financial covenants and, as of December 31, 2011, the Company was not in compliance with certain covenants. Effective March 23, 2012, the line of credit agreement was amended for various matters including the waiver of all covenant violations through the effective date of the amendment. Management has concluded that there exists a probability during 2012 that the Company may violate the debt covenants under the line of credit and accordingly has classified the amount due as of December 31, 2011 as a current liability on the accompanying consolidated balance sheet. Should the Company violate the covenants under the line of credit agreement, management will pursue a cure of the violation and or a waiver of the violation from the Bank. There is no guarantee that any violation could be cured or the Bank would agree to a waiver.

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

ASC 740, Income Taxes, clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. As of December 31, 2010 and 2011, the Company does not have a liability for unrecognized tax benefits. The Company recognizes interest and penalties associated with tax matters as part of the income tax provision and includes accrued interest and penalties with the related tax liability in the balance sheet. For the period ending December 31, 2011 there were no interest or penalties recorded on the Consolidated Statement of Operations.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Stock Compensation, Share-Based Payment. Stock-based compensation expense for all stock-based compensation awards granted is based on the grant-date fair value estimated in accordance with the provisions of ASC 718.  The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting period.

The Company accounts for equity instruments issued to non-employees in accordance with ASC 505, Equity. Under ASC 505, stock option awards issued to non-employees are measured at fair value using the Black-Scholes option-pricing model and recognized pursuant to a performance model.

Management Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates in these consolidated financial statements have been made for revenue, accounts receivable, allowances for contractual and doubtful accounts, impairment of long-lived assets, depreciation for property and equipment and stock-based compensation. Actual results could differ materially from those estimates.

Long-lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates potential impairment by comparing the carrying amount of the asset with the estimated undiscounted future cash flows associated with the use of the asset and its eventual disposition. Should the review indicate that the assets cost is not recoverable, the carrying value of the asset would be reduced to its estimated fair value, which is measured by future discounted cash flows.  During the years ended December 31, 2010 and 2011, the Company recorded impairment losses of $371,872 and $157,241, respectively, relating to the abandonment of certain internally developed software (see Note 3).

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

Comprehensive Loss

The components of comprehensive loss are accumulated net loss and foreign currency translation adjustments for the years ended December 31, 2010 and 2011.

Fair Value of Financial Instruments

Cash and cash equivalents are stated at cost, which approximates fair market value.  Cash equivalents consist of money market accounts, with fair values estimated based on quoted market prices. For additional information see Note 14.

Sales and marketing costs

The Company markets its services through its advertising activities in trade publications and on line. Advertising costs are included in selling and marketing expenses on the statements of operations and are expensed as incurred.  Advertising costs for the years ended December 31, 2010 and 2011 were $657,697 and $97,971, respectively.

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

RESPONSE GENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies - (continued)

Concentration of Credit Risk Clients and Limited Suppliers

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has never experienced any losses related to these balances. All of the Company’s non-interest bearing cash balances were fully insured at December 31, 2011 due to a temporary federal program in effect from December 31, 2011 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning in 2013, federal insurance coverage is scheduled to revert to $250,000 per depositor at each financial institution, and the Company’s non-interest bearing cash balances may again exceed federally insured limits. There were no funds in interest-bearing accounts that exceeded the federally insured limits as of December 31, 2011.  At December 31, 2011, $20,278 of cash was held outside of the United States and is uninsured.

Revenue sources that account for greater than 10 percent of revenue are provided below.

	Year Ended December 31,
	2010		2011
	Revenue	Percent of Total Revenue	Revenue	Percent of Total Revenue
GlaxoSmithKline and GlaxoSmithKline Biologicals	$7,442,469	35%	$8,572,744	37.8%
Medicare	$4,483,316	21%	$5,274,749	23.3%

Clients that account for greater than 10 percent of accounts receivable are provided below.

	As of December 31,
	2010		2011
	Receivable Balance	Percent of Total Receivables	Receivable Balance	Percent of Total Receivables
GlaxoSmithKline and GlaxoSmithKline Biologicals	$1,305,829	28%	$1,556,096	31.8%
Medicare	$1,092,386	23%	$506,308	10.3%

Many of the supplies and reagents used in the Company’s testing process are procured from a limited number of suppliers. Any supply interruption or an increase in demand beyond the suppliers’ capabilities could have an adverse impact on the Company’s business. Management believes it can identify alternative sources, if necessary, but it is possible such sources may not be identified in sufficient time to avoid an adverse impact on its business. Refer also to Note 6 for further discussion regarding these supply agreements. The Company purchases certain laboratory supplies and reagents primarily from two suppliers. Purchases from these two suppliers accounted for approximately 61% and 75% of the Company’s reagent purchases for the years ended December 31, 2010 and 2011, respectively.

RESPONSE GENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies - (continued)

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2009-13, Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force. ASU 2009-13 establishes a selling-price hierarchy for determining the selling price of each element within a multiple-deliverable arrangement. Specifically, the selling price assigned to each deliverable is to be based on vendor-specific objective evidence (VSOE) if available, third-party evidence, if VSOE is unavailable, and estimated selling prices if neither VSOE or third-party evidence is available. In addition, ASU 2009-13 eliminates the residual method of allocating arrangement consideration and instead requires allocation using the relative selling price method. ASU 2009-13 will be effective prospectively for multiple-deliverable revenue arrangements entered into, or materially modified, in fiscal years beginning on or after June 15, 2010. The adoption of this guidance did not have a material effect on our results of operation or financial position.

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements, which amends FASB ASC 820-10, Fair Value Measurements and Disclosures, and requires new disclosures about transfers into and out of Level 1 and 2 of the fair value hierarchy and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements.  ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the Level 3 measurement disclosures, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  Early adoption is permitted. The partial adoption of this guidance did not have a material effect on our results of operations or financial position with the adoption of the remaining portion of ASU 2010-06 is not expected to have a material effect on the Company’s results of operations or financial position.

In April 2010, the FASB issued ASU No. 2010-17, Revenue Recognition — Milestone Method (Topic 605): Milestone Method of Revenue Recognition. ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. The updated guidance is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Entities may elect to adopt the amendments in ASU 2010-17 retrospectively for all prior periods. The adoption of this guidance did not have a material effect on the Company’s results of operation or financial position.

In July 2011, the FASB issued ASU 2011-7, Health Care Entities (Topic 954): Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities (ASU2011-7). In accordance with ASU 2011-7, the Company will be required to present its provision for doubtful accounts related to patient service revenue as a deduction from revenue, similar to contractual discounts. Accordingly, the Company’s revenues will be required to be reported net of both contractual discounts as well as its provision for doubtful accounts related to patient service revenues. Additionally, ASU 2011-7 will require the Company to make certain additional disclosures designed to help users understand how contractual discounts and bad debts affect recorded revenue in both interim and annual financial statements. ASU 2011-7 is required to be applied retrospectively and is effective for public companies for fiscal years beginning after December 15, 2011, and interim periods within those fiscal years. Early adoption is permitted. The adoption of this guidance is not expected to have a material effect on our results of operation or financial position.

RESPONSE GENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Property and Equipment and Intangible Assets

Property and equipment consists of the following:

	December 31, 2010	December 31, 2011

Laboratory equipment	$2,389,339	$3,036,274
Furniture and equipment	735,731	716,363
Leasehold improvements	194,899	194,899
	3,319,969	3,947,536
Less: Accumulated depreciation	(2,621,214)	(2,879,858)
Total property and equipment, net	$698,755	$1,067,679

Internally developed software	$107,062	$48,461
Less: Accumulated depreciation and amortization	—	(4,038)
Total intangible assets, net	$107,062	$44,423

Depreciation expense, included in cost of revenue, general and administrative expenses, and research and development expenses for the years ended December 31, 2010 and 2011 was $465,689 and $366,695, respectively.  During the years ended December 31, 2010 and 2011, the Company recorded impairment losses of $371,872 and $157,241, respectively, relating to the abandonment of capitalized software development costs.

Capital Lease    The Company leases certain equipment that is recorded as capital leases. This equipment is included in property and equipment on the accompanying balance sheet as of December 31, 2011 as follows:

Capital leased equipment	$451,234
Less: Accumulated amortization	(61,053)
Capital leased equipment net	$390,181

Future minimum lease payments under capital leases as of December 31, 2011 are as follows:

Years ending December 31,
2012	$179,627
2013	175,548
2014	87,119
Total minimum lease payments	442,294
Less amount represented by interest	(52,113)
Less current portion	(149,253)
Capital lease obligation, net of current portion	$240,928

4. Loss Per Share

The Company calculates net loss per share in accordance with ASC 260, Earnings Per Share. Under the provisions of ASC 260, basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock and dilutive common stock equivalents then outstanding. Common stock equivalents consist of shares of common stock issuable upon the exercise of stock options and warrants.

The following table sets forth the computation for basic and diluted loss per share:

	Year Ended December 31,
	2010	2011
Numerator:
Net loss	$(4,670,379)	$(5,702,422)
Numerator for basic and diluted earnings per share	$(4,670,379)	$(5,702,422)
Denominator:
Denominator for basic and diluted earnings per share — weighted-average shares outstanding	17,791,584	19,124,806
Basic and diluted loss per share	$(0.26)	$(0.30)

Outstanding stock options and warrants to purchase 2,095,280 shares and 1,970,846 shares for the years ended December 31, 2010 and 2011, respectively, including 100,000 warrants, which were excluded from the calculation of diluted loss per share as their effect would have been anti-dilutive.

RESPONSE GENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Commitments and Contingencies

Operating Leases

The Company leases 18,180 square feet of office and laboratory space in Los Angeles, California, under a noncancelable operating lease that expires on March 31, 2012. The Company is currently in negotiations for a new lease. The Company also sub-leases 1,460 square feet of space in Frederick, Maryland, where administrative functions are performed. Our current lease expires on January 31, 2013.

Rent expense, which is classified in cost of revenue, general and administrative, and research and development expenses was $476,666 and $517,417 for the years ended December 31, 2010 and 2011, respectively.

Future minimum lease payments by year and in the aggregate, under the Company’s noncancelable operating leases, consist of the following at December 31, 2011:

Years Ending December 31,
2012	$186,778
2013	2,000

Total	$188,778

Systems and Services Agreement

The Company entered in to a Systems and Service agreement with Xifin, Inc. on December 21, 2011.  The term of this agreement is for 36 months, at a rate of $20,000 a month with automatic renewals thereafter for 12 months, unless termination notice is given by either party.

Guarantees

The Company enters into indemnification provisions under its agreements with other counterparties in its ordinary course of business, typically with business partners, clients and landlords. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities. These indemnification provisions generally survive termination of the underlying agreement. The Company reviews its exposure under these agreements no less than annually, or more frequently when events indicate. The Company believes the estimated fair value of these agreements is minimal as historically, no payments have been made by the Company under these indemnification obligations. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2010 and 2011.

Legal Matters

The Company is, from time to time, involved in legal proceedings, regulatory actions, claims and litigation arising in the ordinary course of business. These matters are not expected to have a material adverse effect upon the Company’s financial condition.

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

In consideration for this license, the Company agreed to pay to USC royalties based on a percentage of the revenues generated by the use of RGI-1 and related technology.  Royalty expense relating to this agreement amounted to $439,540 and $516,746 for the years ended December 31, 2010 and 2011, respectively.  Such expense is included in cost of revenue in the accompanying statements of operations.

License Agreement with Roche Molecular Systems (“Roche”)

In July 2001, the Company entered into a diagnostic services agreement with Roche to provide the Company with access to Roche’s patented PCR technology. In November 2004, this agreement was replaced by a non-exclusive license to use Roche’s PCR, homogenous PCR, and reverse transcription PCR processes. In consideration for these rights, the Company is obligated to pay royalties to Roche, based on a percentage of net sales of products or services that make use of the PCR technology. Royalty expense included in cost of revenue relating to this agreement amounted to $426,366 and $552,113 for the years ended December 31, 2010 and 2011, respectively.

In November 2004, the Company entered into an agreement with Roche, pursuant to which the Company is collaborating with Roche to produce commercially viable assays used in the validation of genetic markers for pharmaceutical companies. Specifically, the Company has licensed the rights to Roche to use the pre-diagnostic assays the Company develops in the course of using its RNA-extraction technologies to provide testing services to pharmaceutical companies and to produce diagnostic kits that then can be sold commercially to those pharmaceutical companies. Roche is required to pay the Company royalties of a certain percentage of net sales of such diagnostic kits sold to pharmaceutical companies. Through December 31, 2011, Roche has not been required to pay any royalties to the Company pursuant to this agreement.

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

In consideration for the testing services provided, Taiho paid an upfront payment at the commencement of the agreement and is obligated to pay regular testing fees, covering the specific services performed on a monthly basis.  In January 2011, the Company amended its agreement with Taiho and the agreement was renewed for an additional three years. According to the terms of the renewal, Taiho’s appointment as an exclusive purchaser in Japan of certain tests and testing services and its minimum purchasing obligations ended on December 31, 2011.

Until its minimum purchasing obligations ended on December 31, 2011, Taiho was obligated to purchase a minimum amount of testing services from the Company each calendar quarter. Revenue recognized under this agreement was $1,864,175 and $1,022,900 for the years ended on December 31, 2010 and 2011, respectively.

RESPONSE GENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. License and Collaborative Agreements - (continued)

Services Agreement with SmithKline Beecham Corporation (d.b.a. GlaxoSmithKline )(” GSK”)

In January 2006, the Company entered into a Master Services agreement with GSK, a leading pharmaceutical manufacturer, pursuant to which the Company provides services in connection with profiling the expression of various genes from a range of human cancers. Under the agreement, the Company will provide GSK with testing services as described in individual protocols and GSK will pay the Company for such services based on the pricing schedule established for each particular protocol. GSK is obligated to make minimum annual payments to the Company under the agreement and also was obligated to make a non-refundable upfront payment to the Company, to be credited against work undertaken pursuant to the agreement. In January 2006, the Company received an upfront payment of $2,000,000, which was initially recorded as deferred revenue. The timing of the recognition of these amounts is dependent upon when GSK submits the specimens for testing. There was no remaining deferred revenue balance associated with this agreement at December 31, 2010.  In the course of performing the year-end financial close procedures for the three months ended December 31, 2010, management identified a prior period error relating to the recognition of revenue pertaining to this agreement.  The error created an understatement of net revenues in the amount $322,469, which should have been recognized in 2008.  As described in Note 15, this revenue was not considered material to any prior period and has been recognized in the three months ended December 31, 2010.  See Note 15 for further details.

In December 2008, the Company amended and restated its master service agreement with GSK. Pursuant to the amendment, the term of the GSK Agreement has been extended for a two-year period, with the option for the parties to extend the GSK Agreement for additional one-year periods, upon their mutual written agreement. In addition, we will become a preferred provider to GSK and its affiliates of genetic testing services on a fee-for-service basis and, in anticipation of the services to be provided, GSK agreed to make a non-refundable upfront payment of approximately $1,300,000, which was received on January 5, 2010.  There was no amount of deferred revenue for this agreement at December 31, 2011.

In March 2011, the Company entered into a non-exclusive license agreement with GSK.  Under the agreement, the Company granted GSK a non-exclusive, sublicenseable license to its proprietary PCR analysis technology and diagnostic expertise to assess BRAF gene mutations in human tumor samples.  As part of the agreement, the Company received a non-refundable technology access fee in consideration for the transfer of the Company’s technology to GSK. The agreement also contains milestone provisions which would allow the Company to earn further payments from GSK.  The Company had not earned any milestone payments from GSK as of December 31, 2011.

The Company recognized revenue of $1,636,518 (including the $322,469 prior period adjustment noted above) and $3,387,442 relating to all of the GSK agreements for the years ended December 31, 2010 and 2011, respectively.

Master Laboratory Test Services Agreement with GlaxoSmithKline Biologicals (“GSK Bio”)

In December 2006, the Company entered into a Master Services agreement with GSK Bio, the vaccine division of GSK (see above), pursuant to which it will provide testing services, principally in relation to profiling the expression of various genes from a range of human cancers. The Company will conduct the testing services on tissue specimens provided by GSK Bio. The agreement required that GSK Bio make an upfront payment of €2,000,000, which was received by the Company in December 2006. The agreement further specified that GSK Bio  pay annual minimum payments in 2007, 2008 and 2009 and that the upfront payment made in December 2006 will be credited against the annual minimum payments in 2007 and 2008. The agreement also provided that any differences between the annual minimum payments made in 2007, 2008 or 2009 and the amounts due to the Company for testing services performed on specimens submitted by GSK Bio during the three years ended December 31, 2010 be credited towards services performed during the year ending December 31, 2011, the final year of the agreement. If the Company ceases to provide services under the agreement or any reason, the Company shall remit to GSK Bio payment of the then remaining balance of the existing credit within sixty days of the date on which the Company ceased to provide services to GSK Bio.

In December 2007, the Company amended its agreement with GSK Bio, whereby GSK Bio would make the remaining minimum payments under the agreement in one lump sum. This payment of approximately $2,722,000 was received in January 2008.

On September 7, 2009, the Company amended and restated its master service agreement with GSK Bio (the “Amended and Restated Agreement”).  The master service agreement has been extended through March 31, 2012. The Company is currently in negotiations for a new agreement. Pursuant to the Amended and Restated Agreement, the parties agreed that GSK Bio has accrued an aggregate credit under the terms, representing the balance of deferred revenue relating to this agreement at that date of the original agreement, which amount shall be allocated towards services rendered to GSK Bio during the remaining term of the agreement as described below.

RESPONSE GENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. License and Collaborative Agreements - (continued)

Master Laboratory Test Services Agreement with GlaxoSmithKline Biologicals (“GSK Bio”) - (continued)

For each calendar quarter of 2009 and the first two quarters of 2010, €200,000 of the existing credit was applied to all services rendered to GSK Bio during such calendar quarter.  Pursuant to the Amended and Restated Agreement, GSK Bio has extended the term of the agreement for an additional one-year period through December 31, 2011.   As provided in the Amended and Restated Agreement, the remaining balance of the existing credit of approximately €1,357,800 was divided into six equal quarterly amounts and was applied to all services rendered to GSK Bio in each of the last two quarters of 2010 and the four calendar quarters of 2011.

The Amended and Restated Agreement further provides that the Company shall provide additional services on a fee-for-service basis, upon GSK Bio’s written request, relating to the bridging of assays/diagnostic tests to third parties that develop, manufacture and sell the commercial diagnostic tests to be used with certain of GSK Bio’s products. The timing of the recognition of these amounts is dependent upon when GSK submits the specimens for testing. The Company recognized revenue of $5,805,951 and $5,185,302 relating to the GSK Bio agreement for the years ended December 31, 2010, and 2011, respectively, which includes for 2010 and 2011 $1,255,710 and $1,333,186 of previously recorded deferred revenue. The amount of deferred revenue related to this agreement at December 31, 2010 was $1,333,186 and, as of December 31, 2011, there was no remaining balance classified as deferred revenue.

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

This agreement has an initial term of five years, with an automatic renewal for an additional three-year term unless either party gives 90 days’ notice in advance of the renewal date of its intent not to renew. As of December 31, 2011 neither party has given notice of intent not to renew, by default the agreement has been renewed. Pursuant to the agreement, SBC will receive a percentage of the gross margin, as defined in the agreement, collected from the Company’s clients in China as compensation for its testing services performed. For the year ended December 31, 2010, and December 31, 2011, testing services totaled $169,400 and $306,675.

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

This Agreement had an initial term expiring on March 31, 2010, with an automatic renewal for one year at the end of the original period under the same terms and conditions. Pursuant to the agreement, Hitachi performs certain testing services and receives a percentage of the revenue collected from the Company's clients in the Territory, which totaled $1,395,688 and $560,211 for the years ended December 31, 2010 and 2011, respectively. Following the Great East Japan Earthquake and Fukushima nuclear disaster that occurred in March 2011, the processing of samples in Japan under the collaboration agreement with Hitachi was temporarily suspended. During the second and third quarters of 2011, these samples were processed in the Company’s Los Angeles laboratory. As such, the Company was not required to make payments to Hitachi under the agreement during that period. The financial impact was that the Company’s cost of revenue was reduced and the Company’s net loss for the quarters was reduced. Hitachi resumed processing certain samples beginning in the third quarter of 2011.

Hitachi is responsible for expenses related to the cost of laboratory equipment and modification to the laboratory facilities, as well as the cost of reagents.

RESPONSE GENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Stock Option Plans

In March 2000, the Company adopted a Stock Option Plan (the “2000 Plan”) as approved by its Board of Directors. Under the 2000 Plan, the Company may grant options to acquire up to 1,600,000 shares of common stock. In connection with the adoption of the 2006 Employee, Director and Consultant Stock Plan, as further discussed below, the Company is to grant no additional options under its 2000 Plan under which options to purchase 190,000 shares remained outstanding as of December 31, 2011. Although no more options may be granted under the 2000 Plan, the terms of the 2000 Plan continue to apply to all outstanding options. The Company also granted options to purchase 16,000 shares of common stock to two consultants which were granted under separate agreements outside of the 2000 Plan.

On October 26, 2006, the Board of Directors of the Company approved, and on May 1, 2007, reapproved the adoption of the 2006 Employee, Director and Consultant Stock Plan (the “2006 Stock Plan”). The stockholders approved the 2006 Stock Plan on June 1, 2007. The initial number of shares which may be issued from time to time pursuant to this Plan is 2,160,000 shares of common stock.  In addition, on the first day of each fiscal year of the Company during the period beginning in fiscal year 2008, and ending on the second day of fiscal year 2017, the number of shares that may be issued from time to time pursuant to the Plan shall be increased by 200,000 shares.  The initial number of shares available for issuance of 2,160,000 increased by 200,000 in 2008, 2009, 2010 and 2011, resulting in the total number of shares that may be issued as of January 1, 2011 to be 2,960,000.   As of December 31, 2011, there were 1,089,154 options available for grant under the 2006 Stock Plan.

Employee options vest according to the terms of the specific grant and expire 10 years from the date of grant. Non-employee option grants to date vest typically over a 2 to 3 year period. The Company had 1,870,845 options outstanding at a weighted average exercise price of $3.67 at December 31, 2011. There were 502,372 non-vested stock options with a weighted average grant date fair value of $1.85 outstanding at December 31, 2011.  As of December 31, 2011, there was $359,930 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted-average period of 2.19 years.

Except for the certain grants of restricted common stock and common stock options containing market conditions as described below, the Company estimated share-based compensation expense for the years ended December 31, 2010 and 2011 using the Black-Scholes model with the following weighted average assumptions:

	Year Ended December 31,
	2010	2011
Risk free interest rate	1.64-3.0%	1.25-2.89%
Expected dividend yield	—	—
Expected volatility	77.6-82.0%	97.5-122.2%
Expected term **(in years)	5.5-6.25	43.0-6.25
Forfeiture rate	6.9%	7.0%

** Expected term is calculated using SAB 107 Simplified Formula. Management has concluded that the use of the simplified method for calculating the expected term of its common stock option grants is appropriate.

The following table summarizes the stock option activity for the 2000 Plan and the 2006 Stock Plan for the year ended December 31, 2011:

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2010	1,995,280	$4.20	7.647	$436,791
Granted	557,250	1.96
Exercised	(3,126)	1.35
Expired	(170,375)	7.64
Forfeited	(508,183)	2.42
Outstanding, December 31, 2011	1,870,846	$3.67	7.40	$66,976
Exercisable, December 31, 2011	1,368,474	$4.33	6.82	$37,366

RESPONSE GENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Stock Option Plan – (continued)

The weighted-average grant-date fair value of options granted during the years ended December 31, 2010 and 2011 was $1.80 and $1.47, respectively.

The following table provides additional information in regards to options outstanding as of December 31, 2011:

	Options Outstanding		Options Exercisable
Exercise Price	Number of Options	WA Remaining Contractual Term	Number of Options	WA Remaining Contractual Term
$1.32	80,000	9.9548	—	—
1.35	278,755	7.4579	207,588	7.4579
1.66	74,750	9.7851	—	0.0000
1.67	107,500	9.8042	—	0.0000
2.21	100,000	8.3422	25,000	8.3422
2.25	135,000	9.2813	135,000	9.2813
2.35	80,500	8.9293	80,500	8.9293
2.71	192,126	8.5339	113,098	8.5339
3.05	160,728	6.7132	147,231	6.7132
3.15	43,132	6.4613	43,132	6.4613
3.24	11,500	6.3737	10,785	6.3737
3.80	11,500	6.2587	10,785	6.2587
4.29	11,500	5.6482	11,500	5.6482
7.00	583,855	5.4374	583,855	5.4374
	1,870,846	7.4025	1,368,474	6.8226

Stock-based compensation expense was classified in the results of operation as follows:

	Year Ended December 31,
	2010	2011
Cost of revenue	$176,005	$226,108
Selling and marketing expense	85,172	25,494
General and administrative expense	398,973	446,211
Research and development expense	20,118	25,403
Totals	$680,268	$723,616

Thomas Bologna was appointed Chief Executive Officer of the Company on December 21 of 2011 and in connection with his appointment, Mr. Bologna was awarded stock options outside of the 2006 Stock Plan. Pursuant to the employment agreement between the Company and Mr. Bologna, dated December 21, 2011, and in reliance on NASDAQ Listing Rule 5636(c), the Company granted Mr. Bologna (i) a stock option to purchase 600,000 shares of the Company’s common stock, which vests monthly over 36 months from the date of grant, subject to his continued employment with the Company, (ii) a stock option to purchase 300,000 shares of the Company’s common stock, which vests in two equal installments on the first day of the 18th and 36th calendar months from the date of grant, subject to his continued employment with the Company, or if earlier, the date on which the 30-day trailing average closing price of the Company’s common stock equals or exceeds $1.80, and (iii) 270,000 shares of restricted common stock of the Company, which vest on the date on which the 30-day trailing average closing price of the Company’s common stock equals or exceeds $2.40. The exercise price of the stock options is $1.20 per share, the closing price of the Company’s common stock on the day prior to the date of grant. The expense recognized in connection with these grants was approximately $12,000 for the year ended December 31, 2011.

Since the restricted common stock grant vests upon attainment of a target price for the Company’s common stock and each tranche of the 300,000 share common stock option grant can vest sooner than the stated vesting dates based upon attainment of a target price for the Company’s common stock, these awards are deemed to include market conditions for purposes of determining the valuation and accounting for the awards. Accordingly, the fair value of the restricted stock grant and each tranche of the 300,000 share common stock option grant that Mr. Bologna received was determined using a Monte-Carlo simulation model to simulate the Company’s stock prices in the future that would trigger or not trigger the market conditions. The model used the following significant assumptions: a risk free rate ranging from .1664% - .4152%, terms ranging from 1.45 – 1.95 years, starting price equal to the grant date fair value of the Company’s common stock of $1.20, exercise price equal to the market condition and volatility equal of 75%. The restricted common stock awards of 270,000 shares had a fair value per unit on grant date of $0.87 and a derived service period of .98 years. The options that vest in June 2013 had a fair value per unit on grant date of $.38 and a median service period of 1.45 years, the options that vest in December of 2014 had a fair value per unit on grant date of $.48 and a median service period of 2.95 years. The options that vest over three years that were priced using the Black-Scholes model had a volatility of 122.2% a discount rate of 1.18%, an exercise price of $1.20 a share and an expected term of 3 years. For these awards containing market conditions, the compensation amount will be attributed over the service date unless vesting occurs sooner due to achieving the market condition.

8. Common Stock Warrants

The Company issues warrants to purchase common shares of the Company either as compensation for services or as additional incentive for investors who may purchase common stock. The value of warrants issued for compensation is accounted for as a non-cash expense to the Company at the fair value of the warrants issued.

In June 2007, in conjunction with the initial public offering, the Company issued 100,000 warrants to purchase 100,000 shares of its common stock at an exercise price of $7.70 to the underwriters as part of the initial public offering. There were no warrants granted during the years ended December 31, 2010 and 2011.  As of December 31, 2011, all of the warrants were outstanding and exercisable and had a remaining contractual life of six months.

RESPONSE GENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Income Taxes

The components of the income tax provision were as follows:

Year Ended December 31,
	2010	2011
Current
Federal	$—	$—
Foreign	—	—
State	1,256	—
	1,256	—
Deferred
Federal	—	—
Foreign	—	—
State	—	—
	—	—
Income tax provision	$1,256	$—

For financial statement purposes, loss before income tax provision includes the following components:

	Year Ended December 31,
	2010	2011

Domestic	$(4,644,914)	$(5,671,528)
Foreign	(24,209)	(30,894)
	$(4,669,123)	$(5,702,422)

A reconciliation of the expected income tax benefit computed using the federal statutory income tax rate of 34% to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2010	2011
Income tax benefit based on federal statutory rate	$(1,588,000)	$(1,928,000)
State income tax benefit, net of federal income tax	(311,000)	(191,000)
Change in deferred tax valuation allowance	1,783,000	1,367,000
Stock-based compensation	—	675,000
Other, net	117,256	77,000
Income tax provision	$1,256	$—

RESPONSE GENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Income Taxes – (continued)

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and deferred tax liabilities are presented below:

	December 31, 2010	December 31, 2011
Deferred tax assets:
Domestic net operating loss carryforwards	$9,341,000	$11,411,000
Foreign net operating loss carryforwards	1,572,000	1,581,000
Deferred revenue	550,000	—
Federal and state tax credit	240,000	297,000
Stock-based compensation	2,104,000	1,620,000
Capitalized costs	1,242,000	1,236,000
Other, net	541,000	724,000
Total gross deferred tax assets	15,590,000	16,869,000
Less valuation allowance on deferred tax assets	(15,502,000)	(16,869,000)
Net deferred tax assets	88,000	—
Deferred tax liabilities:
Plant and equipment, principally accelerated depreciation	(88,000)	—

Total deferred tax liabilities	(88,000)	—
Net deferred taxes	$—	$—

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

The Company files U.S. federal, U.S. state, and foreign tax returns. The Company’s major tax jurisdictions are U.S. federal and the State of California and are subject to tax examinations for the open years from 2002 through 2011.

As of December 31, 2011, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $29.3 million and $25.1 million, respectively. If not utilized, the federal net operating loss and tax credit carryforwards will expire beginning in 2020. If not utilized, the state net operating loss carryforward will expire beginning in 2012.

As of December 31, 2011, the Company had U.K. net operating loss carryforwards totaling approximately $5.6 million that may be carried forward indefinitely. A full valuation allowance has been provided against this asset.

RESPONSE GENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Related Party Transactions

While employed at USC, Kathleen Danenberg, the Company’s chief executive officer through July 2011 and a member of the Company’s Board of Directors through October 2011, developed and patented (United States Patent 6,248,535; Danenberg, et al., Method For Isolation of RNA From Formalin-Fixed Paraffin-Embedded Tissue Specimens) an extraction method that allowed reliable and consistent isolation of RNA from FFPE suitable for RT-PCR. USC retains ownership of this patent but has exclusively licensed this technology to the Company. In consideration for this license, the Company is obligated to pay royalties to USC, as a percentage of net sales of products or services using the technology, and to meet a certain minimum in royalty payments. Pursuant to USC policy, the inventors of technology owned by the University and then licensed for commercialization are paid a portion of royalties received by the University from the licensed technology. USC Therefore, USC is to pay a portion of royalties received from the Company, which royalties amounted to $32,758 and $261,599 for the years ended December 31, 2010 and 2011, respectively, to Ms. Danenberg in recognition of her invention.

11. Segment Information

The Company operates in a single reporting segment, with operating facilities in the United States.

The following enterprise wide disclosure was prepared on a basis consistent with the preparation of the financial statements. The following tables contain certain financial information by geographic area:

	Year Ended December 31,
Revenue:	2010	2011
United States	$13,607,289	$16,434,526
Europe	5,805,951	5,185,302
Japan	1,864,175	1,022,900
	$21,277,415	$22,642,728

	December 31,	December 31,
Long-lived assets:	2010	2011
United States	$805,817	$1,112,102
	$805,817	$1,112,102

.

RESPONSE GENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Offerings of Common Stock

The Company sold shares of its common stock during 2009, 2010 and 2011 in three private placements and one registered offering, as described below.  In connection with the private placements, the Company entered into registration rights agreements with the purchasers of the common shares. Subsequently, in February 2012, the Company completed another private placement of common stock. For further information regarding the February 2012 private placement, please refer to Note 15 regarding Subsequent Events.

Common stock

On February 27, 2010, we entered into a Purchase Agreement with certain affiliates of Special Situations Funds for the private placement of 2,000,000 newly-issued shares of the Company's common stock at a per share price of $1.00. The closing of the sale of the Shares occurred on Monday, March 2, 2010 and we received net proceeds of $2,000,000 on the same date.

In connection with the Special Situations Funds Private Placement, we also entered into a Registration Rights Agreement, dated February 27, 2010, with the Purchasers (the “Registration Rights Agreement”) pursuant to which the Company filed a registration statement with the Securities and Exchange Commission (“SEC“) to register the 2,000,000 shares for resale, which registration statement became effective on June 30, 2010.

The Special Situations Registration Rights Agreement provides an explicitly stated or defined penalty due upon a breach, which allows the Company to apply the guidance of ASC 825-20-15, Registration Payment Arrangements, and compliance with all filing requirements under the 1934 Act as described above was solely within the Company’s control.  As such, it allowed the Company to include the $2,000,000 in the Company’s common stock as stockholders’ equity in the accompanying balance sheet under ASC 480-10-S99-3, Classification and Measurement of Redeemable Securities.

On May 6, 2011, the Company issued 1,175,512 shares of its common stock at a price of $1.99 per share in a registered direct public offering to certain institutional investors and received net proceeds of approximately $2.2 million from the sales, after deducting its estimated offering expenses. The securities issued with this financing were registered under the Securities and Exchange Act of 1933, as amended. The shares were issued pursuant to a prospectus supplement dated May 4, 2011 and an accompanying prospectus dated January 6, 2011, pursuant to the Company’s existing effective shelf registration statement on Form S-3 (File No. 333-171266), which was filed with the SEC on December 17, 2010 and declared effective by the SEC on January 6, 2011.

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

Under the Lansdowne Registration Rights Agreement, the Company was required to have the registration statement declared effective within 120 days after the private placement closed.  In addition, the Company is obligated to use commercially reasonable efforts (i) to cause the registration statement described above to remain continuously effective and (ii) to maintain the listing of the Company’s common stock on Nasdaq or other exchanges, as defined, for a period that will terminate on the earlier of July 22, 2012 or the date on which Lansdowne has sold all of its shares of common stock.  The Company is also required to file with the SEC in a timely manner all reports and other documents required of the Company under the 1934 Act. In the event the Company fails to satisfy its obligations under the Lansdowne Registration Rights Agreement, the Company would be in breach of said agreement, in which event Lansdowne would be entitled to pursue all rights and remedies at law or equity including an injunction or other equitable relief.  The Lansdowne Registration Rights Agreement does not provide an explicitly stated or defined penalty due upon a breach.  Because (i) the potential penalty for any breach of the Lansdowne Registration Rights Agreement is not explicitly stated or defined, which prohibits the Company from applying the guidance of ASC 825-20-15, Registration Payment Arrangement, and (ii) complying will all filing requirements under the 1934 Act as described above is not solely within the Company’s control, the Company is required to present Lansdowne’s investment of $3,975,279 in the Company’s common stock as common stock outside of stockholders’ equity in the accompanying consolidated balance sheet under ASC 480-10-S99-3, Classification and Measurement of Redeemable Securities.

RESPONSE GENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Private Placements – (continued)

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

In connection with the Private Placement, the Company also entered into a Registration Rights Agreement, dated March 5, 2010, with the Purchasers (the Registration Rights Agreement) pursuant to which it has agreed to file, within 45 days of the closing of the Private Placement, a registration statement with the SEC to register the shares for resale, which registration statement is required to become effective within 120 days following the closing.  The Company also granted certain "piggyback" registration rights to the Purchasers which are triggered if the Company proposes to file a registration statement for its own account or the account of one or more shareholders until the earlier of the sale of all of the shares or the shares become eligible for sale under Rule 144(b)(1) without restriction.

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

As of December 31, 2010 and 2011, a total of $7,854,682 and $7,854,682 of common stock was classified outside of stockholders’ equity (deficit), respectively.

RESPONSE GENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Fair Value Measurements

ASC 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. ASC 820 provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information.  ASC 820 establishes a three-level valuation hierarchy of valuation techniques that is based on observable and unobservable inputs. Classification within the hierarchy is determined based on the lowest level of input that is significant to the fair value measurement. The first two inputs are considered observable and the last unobservable, that may be used to measure fair value and include the following:

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

As of December 31, 2011, the Company held certain assets that are required to be measured at fair value on a recurring basis, including its cash and cash equivalents. The fair value of these assets and liabilities was determined using the following inputs in accordance with ASC 820 at December 31, 2011:

	Fair Value Measurement as of December 31, 2011
	Total	Level 1	Level 2	Level 3
Description	$	$	$	$
Money market accounts (1)	10,000	10,000	—	—

(1)	Included in cash and cash equivalents on the accompanying consolidated balance sheet.

RESPONSE GENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.   Correction of an error

During the fourth quarter of 2011, management reevaluated the Company’s method for estimating the accounts receivable allowance for doubtful accounts associated with Medicare and Private Payor sales. Historically, the Company’s policy was to record a write-off of accounts receivable aged greater than one-year from the date of being billed. Management evaluated the historical collection patterns of receivables for Medicare and Private Payors and built a model to relate the collection of accounts receivables to the period of sale in order to establish an estimation of the amount of every accounts receivable dollar that was collected. Based upon this model, management concluded that an allowance for doubtful accounts was required for the 2011 and 2010 annual periods, and in each of the quarterly periods included therein.. Since an allowance for doubtful accounts was not originally recorded in each of these periods, management concluded there was an error and evaluated the effect of not recording an allowance for doubtful accounts in each of the annual periods, and the quarterly periods included therein in accordance with the SEC’s Staff Accounting Bulletin (SAB) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statement. Management evaluated the materiality of the errors from qualitative and quantitative perspectives and concluded that the error was not material to any prior periods.   The correction of the error in the current period was material to the 2011 fourth quarter financial statements but was not material to the results of operations for the year ended December 31, 2010 or 2011or the trend of financial results.  Accordingly, management corrected the error in the fourth quarter of 2011.  The impact of the adjustment to correct the error to the specific line items of the financial statements for the year ended December 31, 2011 was as follows:

Increase
(Decrease)
Statement of operations:
Operating loss	$679,183
Net loss	679,183
Net loss per share – basic and diluted	0.04
Balance Sheet:
Accounts receivable, net of allowance for doubtful accounts	(679,183)
Total current assets	(679,183)
Accumulated deficit	679,183

In the course of performing our year-end financial close procedures for the year ended December 31, 2010, management identified a prior period error relating to the recognition of revenue relating to the GSK agreement (see Note 6).  The error related to an understatement of net revenue in the amount $322,469 in the year ended December 31, 2008.  In accordance with the SEC’s Staff Accounting Bulletin (SAB) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, management evaluated the materiality of the errors from qualitative and quantitative perspectives and concluded that the error was not material to any prior periods.   The correction of the error in the current period was material to the 2010 fourth quarter financial statements but was not material to the results of operations for the year ended December 31, 2010 or the trend of financial results.  Accordingly, management corrected the error in the fourth quarter of 2010.  The impact of the adjustment to correct the error to the specific line items of the financial statements for the year ended December 31, 2010 was as follows:

Increase
(Decrease)
Statement of operations:
Net revenue	$322,469
Operating loss	(322,469)
Net loss	(322,469)
Net loss per share – basic and diluted	(0.02)

Balance Sheet:
Deferred revenue	$(322,469)
Total liabilities	(322,469)
Accumulated deficit	(322,469)

15. Subsequent events

On February 2, 2012, the Company entered into purchase agreements with various investors (collectively, the “Investors”) for the private placement of an aggregate of 5,257,267 newly-issued shares of the Company’s common stock (the “Shares”) at a purchase price of $1.50 per share (the “2012 Private Placement”). The Company raised $7,822,000, net of fees, in the 2012 Private Placement. The Investors participating in the 2012 Private Placement were various institutions and all officers and directors of the Company. The final closing of the 2012 Private Placement (the “Closing”) occurred on February 2, 2012.

In connection with the 2012 Private Placement, the Company also entered into registration rights agreements, each dated February 2, 2012, with the Investors pursuant to which the Company agreed to file, within 90 days of the Closing, a registration statement with the SEC to register the Shares for resale, which registration statement is required to become effective within 180 days following the Closing. The Company also granted the Investors certain “piggyback” registration rights, which are triggered if the Company proposes to file a registration statement for its own account or the account of one or more shareholders until the earlier of the sale of all of the Shares or the Shares becoming eligible for sale under Rule 144(b)(1) without restriction.

Part IV.

Item 15.  Exhibits, Financial Statement Schedules.

3.1*	Amended and Restated Certificate of Incorporation, as amended.
3.2*◊	Amended and Restated Bylaws of the Company.
4.1*	Form of Common Stock Certificate.
10.1†^	Amended and Restated Master Agreement for the supply of Laboratory Test Services by and between SmithKline Beecham Corporation (a.b.a. GlaxoSmithKline) and the Company dated as of December 22, 2008
10.2†!	Amended and Restated Master Agreement for the Supply of Laboratory Services by and between GlaxoSmithKline Biologicals and the Company, dated as of September 7, 2010.
10.4*†	License Agreement by and between Roche Molecular Systems, Inc. and the Company, dated as of November 23, 2004.
10.5*†	Patent License Agreement by and between Roche Molecular Systems Inc. and the Company, dated as of November 16, 2004.
10.7*†	Option and License Agreement by and between the University of Southern California and the Company, as amended, dated as of April 19, 2000.
10.8*#
10.9*#
10.10*#	Employment Agreement by and between David O’Toole and the Company, dated as of May 3, 2011.
10.11▲ #
10.12 □#	Amended and Restated Employment Agreement by and between Denise McNairn and the Company, dated as of September 10, 2011.
10.13*#	Response Genetics, Inc. 2006 Employee, Director and Consultant Stock Plan.
10.14	Office Lease by and between Health Research Association and the Company, dated effective as of January 25, 2005, as amended on March 4, 2011.
10.15*†	Collaboration Agreement by and between the Company and Shanghai Biochip Company, Ltd., dated as of March 5, 2007
10.16*
10.17*#	Executive Officer Form of Incentive Stock Option Agreement.
10.18*#	Executive Officer Form of Non-Qualified Stock Option Agreement.
10.19@†	Commission Agreement by and between Hitachi Chemical Co., LTD. and the Company, dated as of July 26, 2007.
14*	Code of Ethics.
21*	Subsidiaries of the Small Business Issuer.
23	Consent of BDO USA, LLP.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906

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

! Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

◊ Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

∆ Incorporated by reference to the Company’s Current Report on Form 8-K dated May 5, 2011.

▲Incorporated by reference to the Company’s Current Report on Form 8-K dated June 16, 2011.

□ Incorporated by reference to the Company’s Current Report on Form 8-K dated September 16, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESPONSE GENETICS, INC.

April 2, 2012	/s/ Thomas Bologna
Date	Thomas Bologna
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

	Signatures	Title	Date

By:	/s/ Thomas Bologna
	Thomas Bologna	Chief Executive Officer (principal executive officer) and Chairman of the Board of Directors	April 2, 2012

By:	/s/ David O’Toole
	David O’Toole	Vice President and Chief Financial Officer (principal financial and accounting officer)	April 2, 2012

By:	/s/ Kirk Calhoun
	Kirk Calhoun	Director	April 2, 2012

By:	/s/ Gary D. Nusbaum
	Gary D. Nusbaum	Director	April 2, 2012

By:	/s/ David Wurzer
	David Wurzer	Director	April 2, 2012

By:	/s/ Michael Serruya
	Michael Serruya	Director	April 2, 2012

By:	/s/ Michael Metzger
	Michael Metzger	Director	April 2, 2012

By:	/s/ Richard van den Broek
	Richard van den Broek	Director	April 2, 2012

- 62 -