Form 10-K/A
period 2011-12-31
RESPONSE GENETICS INC
filed 2012-04-27
CIK 1124608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Amendment No. 1)

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

Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant was $54,118,132 as of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter. Such aggregate market value was computed by reference to the closing price of the common stock of $2.77 per share on the Nasdaq Capital Market on June 30, 2011.

The number of shares of the registrant’s common stock as of April 27, 2012 was 24,797,625.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, Response Genetics, Inc. (the “Company”) hereby amends its Annual Report on Form 10-K for the year ended December 31, 2011 by adding the information required by Items 10, 11, 12, 13 and 14 of Part III relating to Directors, Executive Officers and Corporate Governance, Executive Compensation, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Certain Relationships and Related Transactions, and Director Independence, and Principal Accounting Fees and Services, respectively, because a definitive proxy statement containing such information will not be filed within 120 days after the end of the fiscal year covered by the original filing.  In order to preserve the nature and character of the disclosures as originally filed, except as specifically discussed in this Amendment No. 1 to the Annual Report on Form 10-K, no attempt has been made to modify or update such disclosures for events which occurred subsequent to the original filing on April 2, 2012.  Accordingly, this Amendment No. 1 to the Annual Report on Form 10-K should be read in conjunction with the Company’s subsequent filings with the Securities and Exchange Commission (“SEC”).

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information regarding our directors as of April 27, 2012:

Name	Age	Position Held with the Company

Thomas A. Bologna	63	Chairman of the Board
Kirk K. Calhoun	68	Lead Director
Michael Metzger	41	Director
Gary D. Nusbaum	45	Director
Michael Serruya	47	Director
Richard van den Broek	46	Director
David Wurzer	53	Director

The following is a brief summary of the background of each of our directors. Directors are elected by the shareholders at the annual shareholders’ meeting and serve until the next annual meeting or until their successors are elected and qualified. There are no family relationships among any of the executive officers or directors.

Thomas A. Bologna was appointed Chairman of the Board of Directors and Chief Executive Officer on December 21, 2011. From April 2006 until his appointment as the Company’s Chief Executive Officer, Mr. Bologna served as President and Chief Executive Officer of Orchid Cellmark, Inc., a public corporation that provides DNA identity testing services. From 2004 to 2005, Mr. Bologna was Chief Executive Officer, President, and a director of Quorex Pharmaceuticals, Inc., a pre-clinical stage anti-infective company. From 1997 to 2003, Mr. Bologna was Chief Executive Officer, President, and a director of Ostex International, Inc., which developed, manufactured, and marketed products for the management of osteoporosis, and from 1999 to 2003 he was also chairman of the board of Ostex. From 1996 to 1997, Mr. Bologna was a principal at Healthcare Venture Associates, a consulting firm. From 1994 to 1996, Mr. Bologna was Chief Executive Officer, President, and a director of Scriptgen Pharmaceuticals, Inc., a biotechnology company with proprietary drug-screening technology that developed orally active drugs to regulate gene expression. From 1987 to 1994, Mr. Bologna was Chief Executive Officer, President, and a director of Gen-Probe Incorporated, a biotechnology company commercializing molecular diagnostics products and services, and from 1992 to 1994 he was also chairman of the board of Gen-Probe. Mr. Bologna’s prior experience also includes senior-level positions with Becton Dickinson & Company and Warner-Lambert Company. Mr. Bologna currently serves as chairman and director of Strategic Diagnostics Inc., a biotechnology company. Mr. Bologna also serves on the boards of Aperio Technologies, and Quotient Biodiagnostics. Mr. Bologna received an M.B.A. and a B.S. from New York University.

The Board believes that Mr. Bologna is qualified to serve as Chairman of the Board based upon his experience in the biotechnology industry, experience with operations and with mergers and acquisitions, and his prior experience as the chief executive officer and chairman of the board of multiple public and private companies.

Kirk K. Calhoun has served as a member of our Board since May 2008 and has held the position of Lead Directors since December 2011. Mr. Calhoun joined Ernst & Young LLP, a public accounting firm, in 1965 and served as a partner of the firm from 1975 until his retirement in 2002. Mr. Calhoun is a Certified Public Accountant (non-practicing) with a background in auditing and accounting. He has served on the boards and audit committees of five public companies in the pharmaceutical industry up until the dates of their respective sales, including Abraxis Bioscience, Inc., Myogen, Inc., Aspreva Pharmaceuticals Company, Replidyne, Inc. and Adams Respiratory Therapeutics, Inc.  Mr. Calhoun received a B.S. in Accounting from the University of Southern California.

Mr. Calhoun brings to the Board experience and skills in finance, management and corporate governance, developed over his career in public accounting and through his service as an audit committee financial expert on various public company boards and his service as a director of other life sciences companies.

TABLE OF CONTENTS

Michael A. Metzger has served as a member of our Board since 2010 and is Executive Vice President and Chief Operating Officer at Mersana Therapeutics, a biopharmaceutical company focused on pharmaceutical development, a position he has held since April 2011. Prior to joining Mersana, since 2006, he held senior positions within Business Development and led Mergers and Acquisitions at Forest Laboratories, Inc., a company focused on pharmaceutical development. Prior to 2006, Mr. Metzger was Vice President Corporate Development at Onconova Therapeutics, Inc., a clinical stage biopharmaceutical company focused on novel discovery and development of oncology compounds, from 2001 until 2006. Mr. Metzger was Managing Director at Mesa Partners, Inc., from 1997 to 2001. In addition, Mr. Metzger has served as a director of various life sciences companies. Mr. Metzger holds a B.A. from George Washington University and an M.B.A. from the New York University Stern School of Business.

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

Michael Serruya has served on our Board since March 2000. Since February 2000, Mr. Serruya has been Chairman of Yogen Fruz World Wide Incorporated, a consumer products company and from 1995 to February 2000 he was President, Chief Executive Officer and Chairman of Yogen Fruz.  He is currently on the board of directors of Jamba, Inc. (NASDAQ: JMBA), the holding company of Jamba Juice Company, which is a restaurant retailer of food and beverage offerings and owns and franchises Jamba Juice stores. Mr. Serruya was also a member of the Ontario Jobs and Investment Board, an organization headed up by the Ontario Provincial Government. Mr. Serruya was previously the President and Chief Executive Officer of CoolBrands International Inc. (TSE:COB.A), a company which manufactured and marketed frozen novelties, frozen yogurt, ice cream and sorbet products. Mr. Serruya is currently on the board of directors of Swisher Hygiene Inc. (NASDAQ: SWSH). Mr. Serruya attended Ryerson Polytechnical Institute.

Mr. Serruya’s business experience, including a diversified background as an executive and in operational roles in both public and private companies, and as a board member of several public companies, give him a breadth of knowledge and valuable understanding of our business.

Richard van den Broek has served as a member of our Board since December 2010 and has served as the Managing Partner of HSMR Advisors, LLC, an investment fund focused on the biotechnology industry since 2004. Mr. Van den Broek, also spent ten years as a sell-side analyst covering the biotechnology industry, first at Oppenheimer, then Merrill Lynch and finally as Managing Director at Hambrecht & Quist. Mr. Van den Broek serves on the board of directors of Strategic Diagnostic Inc. and is a member of its audit committee. Mr. Van den Broek also serves as a director of Pharmaxis Ltd and CogState (both in Australia) and Pharmacyclics, Inc. and is a member of the Pharmacyclics’ audit committee.

Mr. Van den Broek’s business and investment experience in the biotechnology industry is valuable to the Board and the Company, given the focus on growth and creating partnerships in various sectors. The Board benefits from Mr. Van den Broek’s experience as a director at various companies in our industry, particularly his public company board service for both diagnostics and pharmaceutical companies.

TABLE OF CONTENTS

David M. Wurzer has served as a member of our Board since December 2010 and has served as Managing Director, Investments at Connecticut Innovations (“CI”), a quasi−public authority responsible for technology investing and innovation development since November 2009, where he is responsible for sourcing and analyzing investment opportunities. Prior to joining CI, Mr. Wurzer was a consultant from January 2008 through November 2009 and served as Executive Vice President, Treasurer and Chief Financial Officer of CuraGen Corporation of Branford, Connecticut, from September 1997 through December 2007. From February 1994 until September 1997, Mr. Wurzer served as the Senior Vice President, Treasurer and Chief Financial Officer at Value Health, Inc. Mr. Wurzer is currently a member of the board of directors of Strategic Diagnostics Inc. since February 2010 and of DUSA Pharmaceuticals Inc. since July 2010. Mr. Wurzer is currently a member of the board of directors of Axerion Therapeutics, Inc., CyVek, Inc., Post-N-Track Corporation, Thetis Pharmaceuticals, LLC, and NovaTract Surgical, LLC, which are privately held. Mr. Wurzer previously served on the 454 Life Sciences board of directors from June 2000 through May 2007.

Mr. Wurzer has valuable experience as a director of diagnostics and life sciences companies which we believe is beneficial as a Board member of our Company. He has over thirty years of financial experience with growth-oriented companies, including direct involvement with raising capital, strategic transactions and mergers and acquisitions, for both start-up companies and publicly-held entities. This experience, coupled with his business and development background, enhances the Board and aids in its continued focus on, and oversight of, the Company’s growth.

The Nominating and Governance Committee has not yet made a proposal to the full board of directors regarding the composition of the directors to be nominated at the 2012 Annual Stockholders Meeting.  In making its annual recommendations, the Nominating and Governance Committee assesses the particular experience, qualifications, attributes and skills of all current directors in light of all relevant facts and considerations.   At the conclusion of this process, the Nominating and Governance Committee recommends to the full Board its proposed nominees and the full Board will make a final determination of an appropriate slate of directors to be nominated at the 2012 Annual Stockholders Meeting.

The following table sets forth certain information regarding our named executive officers as of December 31, 2011:

Name	Age	Position Held with the Company
Thomas A. Bologna	63	Chairman of the Board, Chief Executive Officer
David O’Toole	53	Vice President, Chief Financial Officer
Denise McNairn	44	Vice President, General Counsel and Secretary

The following is a brief summary of the background of each of our named executive officers. There are no family relationships among any of the executive officers.

Thomas Bologna has been our Chief Executive Officer since December 2011. Please see his biography in the section above titled “The Board of Directors.”

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

Board of Directors Meetings and Attendance

Our board of directors met twelve times during the fiscal year ended December 31, 2011, either in person or by teleconference. During 2011, each of our directors attended at least 90% of the aggregate of the number of meetings of the Board and of committees of the Board on which he or she served during fiscal 2011, with the exception of Michael Serruya.

Our corporate governance guidelines provide that directors are strongly encouraged to attend the annual meeting of stockholders. Mr. Calhoun, Mr. Metzger, Mr. Nusbaum, Mr. van den Broek and Mr. Wurzer attended the 2011 annual meeting of our stockholders.

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

Leadership Structure

Chairman and Chief Executive Officer

The Board does not have a prescribed policy on whether the roles of the Chairman of the Board and the Chief Executive Officer should be separate or combined.  The Board periodically evaluates its leadership structure to determine what it believes is the optimal structure at any point in time.

Mr. Bologna currently serves as the Chairman of the Board and the Chief Executive Officer. In these roles, Mr. Bologna has the principal authority for supervising the business and affairs of the Company, and is responsible generally for assuring that policy decisions of the Board are implemented as adopted. As the Chairman, Mr. Bologna provides leadership to the Board and works with the Board to define its structure and activities in the fulfillment of its responsibilities. The Chairman is also responsible for chairing Board meetings and setting the agenda for these meetings. Each director also may suggest items for inclusion on the agenda and may raise at any Board meeting subjects that are not on the agenda for that meeting.

We believe that our current leadership structure is appropriate for the Company, in that the combined role of Chairman and Chief Executive Officer promotes unified leadership and direction, allowing for a single, clear focus for management to execute the Company’s strategy and business plan while contributing to a more efficient and effective Board.

Committees

Our Board has three standing committees, each of which is comprised solely of independent directors with a different committee chair, each as described below.  In addition, in its discretion, the Board may authorize and appoint special committees with such duties and powers deemed necessary and appropriate by the Board.  For example, in connection with the consideration of financing transactions in 2011, our Board formed a Special Financing and Strategy Committee authorized to make recommendations to the Board with regards to financing alternatives and proposals.  We believe that experienced independent directors, separate committee chairs and special committee support where necessary, provides an effective leadership structure for the Company.

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

The current members of our audit committee are Mr. Calhoun, Mr. Nusbaum and Mr. Wurzer. Mr. Calhoun, who chairs the committee, is an independent director who has been determined by our Board of Directors to be an audit committee financial expert. Stockholders should understand that this designation is a disclosure requirement of the SEC related to Mr. Calhoun’s experience and understanding with respect to certain accounting and auditing matters. The designation does not impose upon Mr. Calhoun any duties, obligations or liability that are greater than are generally imposed on him as a member of the Audit Committee and the Board of Directors, and his designation as an audit committee financial expert pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of the Audit Committee or the Board of Directors. Our audit committee met eight times during 2011.

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

Until the October 13, 2011 annual shareholders meeting, the members of our Nominating and Governance Committee were Mr. Calhoun, Mr. Fagerberg, and Mr. Wurzer. The current members of our compensation committee are Mr. Calhoun, Mr. van den Broek, and Mr. Wurzer, who chairs the committee. Our compensation committee met nine times during 2011.

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

The members of our Nominating and Governance Committee are Mr. Nusbaum, Mr. Metzger and Mr. van den Broek. Mr. Nusbaum chairs the committee. Our nominating and governance committee met seven times during 2011.

A copy of the Nominating Committee’s written charter is publicly available on the Company’s website at www.responsegenetics.com.

Report of Audit Committee

The Audit Committee of the Board of Directors, which consists entirely of directors who meet the independence and experience requirements of The NASDAQ Stock Market, has furnished the following report:

The Audit Committee assists the Board in overseeing and monitoring the integrity of our financial reporting process, compliance with legal and regulatory requirements and the quality external audit processes. This committee’s role and responsibilities are set forth in our charter adopted by the Board, which is available on our website at www.responsegenetics.com. This committee reviews and reassesses our charter annually and recommends any changes to the Board for approval. The Audit Committee is responsible for overseeing our overall financial reporting process, and for the appointment, compensation, retention, and oversight of the work of BDO USA, LLP. In fulfilling its responsibilities for the financial statements for fiscal year 2011, the Audit Committee took the following actions:

•	Reviewed and discussed the audited financial statements for the fiscal year ended December 31, 2011 with management and BDO USA, LLP, our independent registered public accounting firm;

•	Discussed with BDO USA, LLP the matters required to be discussed by Statement on Auditing Standards No. 90, as amended, as adopted by the Public Company Accounting Oversight Board in Rule 3200T, relating to the conduct of the audit; and

•	Received written disclosures and the letter from BDO USA, LLP regarding its independence as required by Independence Standards Board Standard No. 1, as adopted by the Public Company Accounting Oversight Board in Rule 3600T. The Audit Committee further discussed with BDO USA, LLP their independence. The Audit Committee also considered the status of pending litigation, taxation matters and other areas of oversight relating to the financial reporting and audit process that the committee determined appropriate.

Based on the Audit Committee’s review of the audited financial statements and discussions with management and BDO USA, LLP, the Audit Committee recommended to the Board that the audited financial statements be included in our Annual Report on Form 10−K for the fiscal year ended December 31, 2011 for filing with the SEC.

Members of the Response Genetics, Inc.

Audit Committee on March 30, 2012

Kirk K. Calhoun

Gary Nusbaum

David Wurzer

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s directors and executive officers, and any persons who own more than ten percent of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company.  Directors, executive officers and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.  Based solely on its review of the copies of such forms and written representations from certain reporting persons, the Company believes that all filing requirements applicable to its directors and executive officers have been complied with during 2011.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following table shows the total compensation awarded to, earned by, or paid to our Chief Executive Officer and our next most highly compensated executive officers (our “named executive officers”) during the last two completed fiscal years.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Options ($) (1)	All Other Compensation ($)	Total
Thomas A. Bologna	2011	$0	$0	$885,900	$0	$885,900
Chief Executive Officer
Denise McNairn	2011	$272,000	$170,000	$111,575	$44,817	$598,392
Vice President, General Counsel	2010	$255,000	$135,000	$72,000	$0	$462,000
David O’Toole Vice President, Chief Financial Officer	2011	$275,000	$135,000	$90,705	$6,374	$507,079
	2010	$157,000	$100,000	180,000	$3,236	$440,236
Christine Meda(2)	2011	$259,615	$0	$203,000	$46,200	$508,815
Former President
Kathleen Danenberg(3)	2011	$334,615	$186,000	$118,800	$133,592	$773,007
Former President & Chief Executive Officer	2010	$400,000	$186,600	$144,000	$24,000	$754,600

(1) This column represents the aggregate grant date fair value of stock options granted to our named executive officers in each of 2011 and 2010, determined under FASB ASC Topic 718, Compensation — Stock Compensation. Assumptions used in the calculation of these amounts for 2011 are included in Note 7 to our financial statements for the year ended December 31, 2011.

(2) Mrs. Meda resigned from the Company effective December 31, 2011.

(3) Mrs. Danenberg resigned from the Company effective September 23, 2011.

Thomas A. Bologna Employment Agreement

In connection with Mr. Bologna’s appointment as the Company’s Chief Executive Officer, the Company and Mr. Bologna entered into an employment agreement with an initial term of three years, subject to either party’s right to terminate the agreement for any reason. Pursuant to the employment agreement, Mr. Bologna is entitled to a minimum annual base salary of $558,000, an annual incentive bonus opportunity, a Company-funded $2 million life insurance policy, reimbursement of certain legal expenses incurred in connection with negotiating the agreement, and customary health and welfare benefits.

Pursuant to the employment agreement, and in reliance on NASDAQ Listing Rule 5636(c), on December 21, 2011, the Company granted Mr. Bologna (i) a stock option to purchase 600,000 shares of the Company’s common stock, which vests monthly over 36 months from the date of grant, subject to his continued employment with the Company, (ii) a stock option to purchase 300,000 shares of the Company’s common stock, which vests in two equal installments on the first day of the 18th and 36th calendar months from the date of grant, subject to his continued employment with the Company, or if earlier, the date on which the 30-day trailing average closing price of the Company’s common stock equals or exceeds $1.80, and (iii) 270,000 shares of restricted common stock of the Company, which vest on the date on which the 30-day trailing average closing price of the Company’s common stock equals or exceeds $2.40. The exercise price of the stock options is $1.20 per share—the closing price of the Company’s common stock on the day prior to the date of grant.

Upon a termination of employment by the Company without “cause,” by Mr. Bologna for “good reason,” due to Mr. Bologna’s death or disability, or in connection with a non-renewal of the employment agreement, Mr. Bologna will be entitled to receive the following severance benefits, subject to his execution of a release of claims against the Company and continued compliance with certain restrictive covenants that survive a termination of employment:  a cash severance benefit equal to 1.5 times his base salary and highest annual bonus received in the preceding three years, a prorated target bonus for the year of termination, twenty-four months of additional vesting credit with respect to his stock options and up to five years in which to exercise such stock options, and three years of continued health and dental benefits for him and his dependents. If Mr. Bologna voluntarily resigns without “good reason” after six months of continued employment, he will be entitled to a portion of the cash severance benefits described above, as well as the continued health and dental coverage.

Upon a change in control of the Company, all of Mr. Bologna’s stock options and restricted stock awards will vest in full, and Mr. Bologna will have up to five years in which to exercise such stock options. In addition, Mr. Bologna will be entitled to reimbursement for all excise taxes incurred by him as a result of receiving any “parachute payments” in connection with such change in control.

Mr. Bologna’s employment agreement also contains customary confidentiality, assignment of inventions, non-competition, non-solicitation, and non-disparagement obligations.

The O’Toole and McNairn Employment Agreements

We entered into an employment agreement with David O’Toole dated as of May 3, 2010, pursuant to which he serves in the positions of Vice President and Chief Financial Officer, and we entered into an employment agreement with Denise McNairn on February 20, 2007, which was amended on May 29, 2007, and September 10, 2010, pursuant to which she serves in the positions of Vice President and General Counsel. The agreements contain substantially similar terms and provisions, and are both subject to automatic one-year renewal terms. Both Mr. O’Toole and Ms. McNairn are eligible to earn an annual bonus of up to 35% of his or her base salary based upon our meeting certain performance targets and his or her meeting personal objectives as agreed upon with the CEO and approved by our Board. The agreements also provide for change in control benefits consisting of a cash payment equal to nine (9) months’ base salary. Ms. McNairn’s agreement also provides for a cash severance benefit equal to nine (9) months’ base salary in the event of a termination by the Company without “cause” or by Ms. McNairn for “good reason.” Upon a termination of employment, Mr. O’Toole and Ms. McNairn will receive payment for all then-accrued and unused paid time off in accordance with the Company’s paid time off policy and applicable law. The employment agreements contain customary covenants confidentiality, assignment of inventions, and nonsolicitation.

The Danenberg Employment Agreement

In connection with Ms. Danenberg’s stepping down from the position of Chief Executive Officer in July 2011 and her transition to the position of Executive Scientific and Technology Officer, the Company and Ms. Danenberg entered into an amended and restated employment agreement dated as of July 22, 2011, which superseded her prior employment agreement with the Company dated as of October 26, 2006, as amended on December 14, 2006, and May 29, 2007. The amended and restated employment agreement provided for an initial term that would have expired on December 31, 2012, subject to automatic year-to-year extensions absent a non-renewal by either party. Pursuant to the agreement, Ms. Danenberg’s base salary through December 31, 2011, was to be based on an annual rate of $420,000, and thereafter her base salary would have been $330,000 per year. Ms. Danenberg’s amended and restated employment agreement also provided for certain benefits upon a termination of Ms. Danenberg’s employment either by the Company without “cause” or by Ms. Danenberg for “good reason,” upon any non-renewal of the agreement beyond the expiration of its term, and upon a change in control of the Company. On September 23, 2011, Ms. Danenberg resigned as a member of our Board and as Executive Scientific and Technology Officer. Her employment agreement contains customary covenants of non-disclosure, non-competition, and non-solicitation that survive her termination of employment.

Outstanding Equity Awards at Fiscal Year-End

The following table shows grants of stock options and restricted stock awards held by our named executive officers on December 31, 2011.

		Option Awards				Stock Award
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Un exercisable	Option Exercise Price ($)	Option Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested ($)
Thomas A. Bologna	12/21/11(1)		600,000	1.20	12/21/21
	12/21/11(2)		300,000	1.20	12/21/21
						270,000	413,100(3)
Denise McNairn	6/4/07	71278	—	7.00	6/4/17
	9/17/08(4)	24,375	5,625	3.05	9/17/18
	6/16/09(4)	20,000	15,000	1.35	6/16/19
	7/13/10(4)	17,500	22,500	2.71	7/13/20
	4/12/11(5)	—	30,000	2.25	4/12/21
	12/14/11(5)	—	50,000	1.32	12/14/21
David O’Toole	5/4/10(6)	25,000	75,000	2.21	5/4/20
	4/12/11(5)	—	30,000	2.25	4/12/21
	12/14/11(5)	—	30,000	1.32	12/14/21
Kathleen Danenberg	6/4/07	212,577	—	7.00	6/4/17
	6/17/08	9,345	—	3.15	6/17/18
	9/17/08	46,875	—	3.05	9/17/18
	6/16/09	35,000	—	1.35	6/16/19
	7/13/10	20,000	—	2,71	7/13/20

Christine Meda	2/4/11	25,000	—	2.30	12/31/12

(1) These options vest monthly over the three-year period following the date of grant.

(2) These options vest in two equal installments on June 1, 2013, and December 1, 2014, or if earlier, the date on which the 30-day trailing average closing price of the Company’s common stock equals or exceeds $1.80.

(3) These shares of restricted stock vest on the date on which the 30-day trailing average closing price of the Company’s common stock equals or exceeds $2.40. The value of the award at year end is based on the closing price of the Company’s common stock of $1.53 on December 30, 2011, the final trading day of calendar year 2011.

(4) One quarter of these options vest immediately upon the date of grant and the remainder vest in four equal installments on the first four anniversaries of the date of grant.

(5) These options vest in four equal installments on the first four anniversaries of the date of grant. The options will vest immediately upon a change in control.

(6) These options vest in four equal installments on the first four anniversaries of the date of grant.

Director Compensation

The following table shows the total compensation paid or accrued to each of our non-employee directors during the fiscal year ended December 31, 2011.

	Fees Earned $ (1)	Option Awards $ (2)	Total
Kirk. K. Calhoun (3)	$66,750	$56,312	$123,062
Jan Fagerberg, M.D.(7)	$21,373	$22,770	$44,143
Michael Metzger (8)	$36,167	$37,211	$73,378
Gary D. Nusbaum (4)	$43,500	$37,211	$80,711
Michael Serruya (6)	$25,000	$14,441	$39,441
David M. Smith (5)	$20,707	$0	$20,707
Richard van den Broek (8)	$33,541	$37,211	$70,752
David Wurzer (8)	$42,167	$37,211	$79,378

(1) A full description of all fees paid to our directors is provided below. The cash portion of fees paid represent either a 100% of the annual retainer and 100% of the committee retainer fees described below or a prorated portion of the annual retainer and the committee retainer fees described below, based on time served.

(2) This column represents the aggregate grant date fair value of stock options granted to our directors in 2011, determined under FASB ASC Topic 718, Compensation — Stock Compensation. Assumptions used in the calculation of these amounts are included in Note 7 to our financial statements for the year ended December 31, 2011.

(3) The aggregate number of stock options outstanding for this director as of 12/31/11 was 64,938.

(4) The aggregate number of stock options outstanding for this director as of 12/3111 /was 64,688.

(5) The aggregate number of stock options outstanding for this director as of 12/31/11 was 34,500.

(6) The aggregate number of stock options outstanding for this director as of 12/31/11 was 46,000.

(7) The aggregate number of stock options outstanding for this director as of 12/31/11 was 23,000.

(8) The aggregate number of stock options outstanding for these directors as of 12/31/11 was 34,500.

On April 12, 2011, the board of directors revised its compensation policy to move from a retainer and committee fees program to a fixed annual retainer and committee retainer board compensation policy. Under the terms of this policy, each of our non-employee directors will receive the following, as applicable:

Annual Retainer	$20,000
Additional Annual Retainers
Chairman of the Board	$10,000
Audit Committee Chairman	$10,000
Audit Committee Non-Chairman Member	$5,000
Compensation Committee Chairman	$8,000
Compensation Committee Non-Chairman Member	$4,000
Nominating and Governance Committee Chairman	$5,000
Nominating and Governance Committee Non-Chairman Member	$2,500
Finance and Strategy Committee Chairman	$10,000
Finance and Strategy Committee Non-Chairman Member	$5,000

In addition, on the date on which a director commences service on our board of directors, he or she will receive an option to purchase 11,500 shares of our common stock at an exercise price not less than the fair market value of our common stock on the date of grant. All directors also receive an annual grant of options to purchase 11,500 shares of our common stock (or 17,250 in the case of our Chairman) at an exercise price equal to the fair market value of our common stock on the date of grant.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The table below sets forth certain information as of December 31, 2011 about the Company’s Common Stock that may be issued upon the exercise of options and rights under all of our existing equity compensation plans (shares in thousands):

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	4,560,000	$3.66	2,070,909
Equity compensation plans not approved by security holders	1,170,000	$.76	—
Total	5,730,000	$3.07	2,070,909

Security Ownership of Directors and Management and Certain Beneficial Owners

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 26, 2012, by (i) each named executive officer listed in the table entitled “Summary Compensation Table” under the section entitled “Executive Compensation”; (ii) each of our directors; (iii) all of our current directors and executive officers as a group; and (iv) each person, entity or group of affiliated person or entities that we believe beneficially owns more than 5% of our outstanding common stock based solely on our review of SEC filings. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. We deem shares of common stock that may be acquired by an individual or group within 60 days of April 26, 2012 pursuant to the exercise of options or warrants to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them based on information provided to us by these stockholders. As of April 26, 2012, there were 24,797,625 shares of our common stock issued and outstanding.

Unless otherwise indicated by footnote, the address for each Beneficial Owner is: c/o Response Genetics, Inc., 1640 Marengo St., 6th Floor, Los Angeles, California 90033.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage Shares Beneficially Owned
Directors and Executive Officers
Thomas A. Bologna	500,000(1)	2.01%
Kirk K. Calhoun	59,125(1)	*
Kathleen Danenberg	764,904(2)	3.08%
Denise McNairn	152,903(1)	*
Christine Meda	25,000(3)	*
Michael Metzger	24,000(1)	*
Gary D. Nusbaum	79,625(1)	*
David O’Toole	62,000(1)	*
Michael Serruya	31,628(1)	*
Richard van den Broek	305,700(4)	1.23%
David Wurzer	33,000(1)	*

All current executive officers and directors	947,981	5.02%
5% or More Stockholders
12 West Capital Management LP	1,739,517(5)	7.01%
AWM Investment Company, Inc.	3,030,535(6)	12.22%
Becker Drapkin Management, L.P.	3,240,568(7)	13.07%
Bridger Management, LLC	3,000,000(8)	12.10%
Lansdowne Partners Limited Partnership	3,905,676 (9)	15.75%
Clara Serruya	1,360,872 (10)	5.49%
Samuel Serruya	1,360,872 (11)	5.49%
David M. Smith	1,386,229 (12)	5.59%

* Indicates ownership of less than 1%.

(1) Includes amounts for stock options that have vested or will vest within 60 days of April 26, 2012.

(2) Ms. Danenberg resigned from the Company effective September 23, 2011. The information provided above is as of October 7, 2011, based on a Schedule 13G filed by Ms. Danenberg on January 12, 2012. According to this Schedule 13G, Ms. Danenberg beneficially owns 764,904 shares of common stock, including 426,108 shares of common stock jointly owned by her husband, Peter Danenberg. The remaining 338,796 shares are shares of common stock issuable upon the exercise of options.

(3) Ms. Meda voluntarily resigned from the Company effective December 31, 2011.

(4) This number includes 282,700 shares of common stock held by HSMR Capital Partners QP LP. Mr. van den Broek is the Managing Member of HSMR Advisors, LLC, which is the General Partner of HSMR Capital Partners QP LP. By virtue of his position with the General Partner of HSMR Capital Partners QP LP, Mr. van den Broek has the power to vote and dispose of the reported securities owned by HSMR Capital Partners QP LP. Mr. van den Broek disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein. The remaining 23,000 shares are shares of common stock issuable upon the exercise of options.

(5) This number represents 1,193,309 shares of common stock held by 12 Amendment No. 1 West Capital Fund LP (“12 West Onshore Fund”) and 546,208 shares of common stock held by 12 West Capital Offshore Fund LP (“12 West Offshore Fund”), based on a Schedule 13G filed on April 20, 2012. 12 West Capital Management LP (“12 West Management”) serves as the investment manager to 12 West Onshore Fund and 12 West Offshore Fund and possesses the sole power to vote and the sole power to direct the disposition of all securities of Response Genetics, Inc. held by 12 West Onshore Fund and 12 West Offshore Fund. Joel Ramin, as the sole member of 12 West Capital Management, LLC, the general partner of 12 West Management, possesses the voting and dispositive power with respect to all securities beneficially owned by 12 West Management. The address of 12 West Management is 90 Park Avenue, 41st Floor, New York, New York 10016.

(6) Based on a Schedule 13G filed by Austin W. Marxe and David M. Greenhouse on February 13, 2012 and a Form 4 filed on April 23, 2012, Messrs. Marxe and Mr. Greenhouse share sole voting and investment power over 1,047,065 common shares owned by Special Situations Cayman Fund, L.P. (“Cayman”), 1,017,715 common shares owned by Special Situations Life Sciences Fund, L.P. (“Life Sciences”) and 965,755 common shares owned by Special Situations Fund III QP, LP. (“QP”). Messrs. Marxe and Greenhouse are the controlling principals of AWM Investment Company, Inc. (“AWM”), the general partner of and investment advisor to Cayman and the investment adviser to QP and Life Sciences. AWM also serves as the general partner of MGP Advisers Limited Partnership, the general partner of QP. Messrs. Marxe and Greenhouse are members of LS Advisers L.L.C., the general partner of Life Sciences. The address of AWM Investment Company, Inc. is 527 Madison Avenue, Suite 2600, New York, NY 10022.

(7) Represents (a) 2,485,934 shares directly beneficially owned by Becker Drapkin Partners (QP), L.P. (“QP Fund”), (b) 358,451 shares directly beneficially owned by Becker Drapkin Partners, L.P. (“LP Fund”), (c) 281,679 shares directly beneficially owned by Steven R. Becker and (d) 114,504 shares directly beneficially owned by Matthew A. Drapkin, based on Amendment No. 4 to Schedule 13D filed on February 6, 2012, and on a Form 4 filed on March 9, 2012. Becker Drapkin Management, L.P. (“BD Management”) is the general partner of each of QP Fund and LP Fund and may be deemed to beneficially own securities owned by QP Fund and LP Fund. BC Advisors, LLC (“BC Advisors”) is the general partner of BD Management and may be deemed to beneficially own securities owned by BD Management. Messrs. Becker and Drapkin are the controlling persons of BC Advisors and may be deemed to beneficially own securities owned by BC Advisors. Each of BD Management, BC Advisors, QP Fund, LP Fund, Mr. Becker and Mr. Drapkin disclaim beneficial ownership of any of the aforementioned securities except to the extent of his or its pecuniary interest therein. The address of BD Management is 500 Crescent Court, Suite 230, Dallas, TX 75201.

(8) Based on a Schedule 13G filed by Bridger Management, LLC (“Bridger Management”) on February 13, 2012, Swiftcurrent Partners, L.P. (“Swiftcurrent Partners”) owns 1,270,000 shares of common stock and Swiftcurrent Offshore, Ltd. (“Swiftcurrent Offshore”) owns 1,730,000 shares of common stock. Swiftcurrent Partners and Swiftcurrent Offshore are referred to herein together as the “Bridger Funds”. The aggregate of 3,000,000 shares held by the Bridger Funds is referred to herein as the “Bridger Shares”. The Bridger Funds are managed by Bridger Management. By virtue of its shared investment control over the Bridger Funds, Bridger Management may be deemed to beneficially own the Bridger Shares. Bridger Management disclaims beneficial ownership of the Bridger Shares except to the extent of its pecuniary interest therein. Roberto Mignone is the managing member of Bridger Management, which has shared investment control over the Bridger Funds. For such reason, Mr. Mignone may be deemed to beneficially own the Bridger Shares. Mr. Mignone disclaims beneficial ownership over the Bridger Shares except to the extent of his pecuniary interest therein. The address of Bridger Management is 90 Park Avenue, 40th Floor, New York, NY 10016.

(9) According to a Schedule 13G/A filed by Lansdowne Partners Limited Partnership on February 13, 2012, 3,905,676 shares of common stock are held in the account of Lansdowne UK Strategic Investment Master Fund Limited (the “Master Fund”) and may be deemed to be beneficially owned by Lansdowne Partners Limited Partnership by virtue of its role as the investment advisor of the Master Fund.  Lansdowne Partners Limited Partnership disclaims beneficial ownership of these securities except to the extent of its pecuniary interest therein.  The principal address for Lansdowne Partners Limited Partnership is 15 Davies Street, London, United Kingdom W1K 3AG.

(10) Includes 901,544 shares of common stock owned by her husband, Samuel Serruya, as to which Mrs. Serruya disclaims beneficial ownership.

(11) Includes 459,328 shares of common stock owned by his wife, Clara Serruya, as to which Mr. Serruya disclaims beneficial ownership.

(12) According to a Schedule 13G filed by David M. Smith on September 3, 2008, Mr. Smith owns 1,386,229 shares of common stock. The number in the above table does not include 536,164 shares of common stock beneficially owned by Susan Smith, Mr. Smith’s mother, as to which Mr. Smith disclaims beneficial ownership.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

DIRECTOR INDEPENDENCE

Our Board of Directors has reviewed the materiality of any relationship that each of our directors has with Response Genetics, Inc., either directly or indirectly. Based upon this review, our Board has determined that the following members of the Board are “independent directors” as defined by The NASDAQ Stock Market: Kirk K. Calhoun, Michael Metzger, Gary D. Nusbaum, Richard van den Broek and David Wurzer.

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

Royalty Payment Related to University of Southern California

While employed at USC, Kathleen Danenberg, the Company’s chief executive officer through July 2011 and a member of the Company’s Board of Directors through October 2011, developed and patented (United States Patent 6,248,535; Danenberg, et al., Method For Isolation of RNA From Formalin-Fixed Paraffin-Embedded Tissue Specimens) an extraction method that allowed reliable and consistent isolation of RNA from FFPE suitable for RT-PCR. USC retains ownership of this patent but has exclusively licensed this technology to the Company. In consideration for this license, the Company is obligated to pay royalties to USC, as a percentage of net sales of products or services using the technology, and to meet a certain minimum in royalty payments. Pursuant to USC policy, the inventors of technology owned by the University and then licensed for commercialization are paid a portion of royalties received by the University from the licensed technology. USC, therefore, is to pay a portion of royalties received from the Company, which royalties amounted to $32,758 and $261,599 for the years ended December 31, 2010 and 2011, respectively, to Ms. Danenberg in recognition of her invention.

Mrs. Danenberg’s daughter was employed by the Company as IT Director until October 2011. In 2011, she was paid an aggregate amount of $159,722, as well as provided benefits under the Company’s benefits program.

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

Audit Services And Fees

The professional services provided by BDO USA, LLP and the aggregate fees for those services rendered during the years ended December 31, 2011 and 2010 were as follows:

	2011	2010
Audit Fees	$196,259	$197,970
Audit Related Fees	-	-
Tax Fees	$21,590	$17,750
All Other Fees	—	—
Total	$218,119	$215,720

Part IV.

Item 15. Exhibit, Financial Statement Schedules.

The list of exhibits set forth in Item 15 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as previously filed on April 2, 2012, is hereby amended and restated as follows:

3.1*	Amended and Restated Certificate of Incorporation, as amended.
3.2*◊	Amended and Restated Bylaws of the Company.
4.1*	Form of Common Stock Certificate.
10.1^†	Amended and Restated Master Agreement for the supply of Laboratory Test Services by and between SmithKline Beecham Corporation (a.b.a. GlaxoSmithKline) and the Company dated as of December 22, 2008.
10.2! †	Amended and Restated Master Agreement for the Supply of Laboratory Test Services by and between GlaxoSmithKline Biologicals and the Company, dated as of September 7, 2009.
10.3*†	License Agreement by and between Roche Molecular Systems, Inc. and the Company, dated as of November 23, 2004.
10.4*†	Patent License Agreement by and between Roche Molecular Systems Inc. and the Company, dated as of November 16, 2004.
10.5*†	Option and License Agreement by and between the University of Southern California and the Company, as amended, dated as of April 19, 2000.
10.6±#	Employment Agreement, by and between the Company and Thomas A. Bologna, dated December 21, 2011.
10.7▲#	Amended and Restated Employment Agreement by and between Kathleen Danenberg and the Company, dated as of July 22, 2011.
10.8∆#	Employment Agreement by and between David O’Toole and the Company, dated as of May 3, 2010.
10.9 □#	Amended and Restated Employment Agreement by and between Denise McNairn and the Company, dated as of September 10, 2010.
10.10*#	Response Genetics, Inc. 2006 Employee, Director and Consultant Stock Plan.
10.11t	Office Lease by and between Health Research Association and the Company, dated effective as of January 25, 2005, as amended on March 4, 2011.
10.12*†	Collaboration Agreement by and between the Company and Shanghai Biochip Company, Ltd., dated as of March 5, 2007.
10.13*#	Executive Officer Form of Incentive Stock Option Agreement.
10.14*#	Executive Officer Form of Non-Qualified Stock Option Agreement.
10.15@†	Commission Agreement by and between Hitachi Chemical Co., LTD. and the Company, dated as of July 26, 2007.
14*	Code of Ethics.
21*	Subsidiaries of the Small Business Issuer.
23**	Consent of BDO USA, LLP.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906

* Incorporated by reference to the Company’s Registration Statement on Form SB-2 (File No. 333-139534).

**Previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed on April 2, 2012.

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

^ Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

! Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

± Incorporated by reference to the Company’s Current Report on Form 8-K dated December 23, 2011.

▲ Incorporated by reference to the Company’s Current Report on Form 8-K dated July 27, 2011.

∆ Incorporated by reference to the Company’s Current Report on Form 8-K dated May 5, 2010.

□ Incorporated by reference to the Company’s Current Report on Form 8-K dated September 16, 2010.

t Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

◊ Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 27, 2012.

Response Genetics, Inc.

Date: April 27, 2012	/s/ Thomas A. Bologna
By: Thomas Bologna
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities on April 27, 2012.

	Signatures	Title	Date
By:	/s/ Thomas A. Bologna Thomas A. Bologna	Chief Executive Officer (principal executive officer) and Chairman of the Board	April 27, 2012
By:	/s/ David O’Toole David O’Toole	Vice President and Chief Financial Officer (principal financial and accounting officer)	April 27, 2012
By:	/s/ Kirk Calhoun Kirk Calhoun	Lead Director	April 27, 2012
By:	/s/ Michael Metzger Michael Metzger	Director	April 27, 2012
By:	/s/ Gary D. Nusbaum Gary D. Nusbaum	Director	April 27, 2012
By:	/s/ Michael Serruya Michael Serruya	Director	April 27, 2012
By:	/s/ Richard van den Broek Richard van den Broek	Director	April 27, 2012
By:	/s/ David Wurzer David Wurzer	Director	April 27, 2012

-20-