Form 10-Q
period 2012-03-31
RESPONSE GENETICS INC
filed 2012-05-14
CIK 1124608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

On April 27, 2012, there were 24,797,625 shares of common stock, $.01 par value per share, issued and outstanding.

Response Genetics, Inc.

Form 10-Q

Table of Contents

		Page
		Number
Part I.	Financial Information

Item 1.	Financial Statements
	Consolidated Balance Sheets — December 31, 2011 and March 31, 2012 (Unaudited)	1

	Unaudited Consolidated Statements of Operations and Comprehensive Loss — Three months ended March 31, 2011 and 2012	2

	Unaudited Consolidated Statements of Cash Flows —Three months ended March 31, 2011 and 2012	3

	Notes to Unaudited Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Qualitative and Quantitative Disclosures About Market Risk	32

Item 4.	Controls and Procedures	32

Part II.	Other Information

Item 1.	Legal Proceedings	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3.	Defaults Upon Senior Securities	33

Item 4.	Mine Safety Disclosures	33

Item 5.	Other Information	33

Item 6.	Exhibits	33

Signatures		34
Exhibit Index

	EX-31.1 (Certification required under Section 302 of the Sarbanes-Oxley Act of 2002)
	EX-31.2 (Certification required under Section 302 of the Sarbanes-Oxley Act of 2002)
	EX-32 (Certification required under Section 906 of the Sarbanes-Oxley Act of 2002)

ii

RESPONSE GENETICS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2011	March 31, 2012
		(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,700,295	$5,670,560
Accounts receivable, net of allowance for doubtful accounts of $838,750 and $986,048 at December 31, 2011 and March 31, 2012, respectively.	4,047,059	4,098,834
Prepaid expenses and other current assets	991,351	905,383
Total current assets	6,738,705	10,674,777
Property and equipment, net	1,067,679	1,234,221
Intangible assets	44,423	42,000
Total assets	$7,850,807	$11,950,998
LIABILITIES, COMMON STOCK CLASSIFED OUTSIDE OF STOCKHOLDERS’ EQUITY (DEFICIT) AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$1,492,526	$1,866,163
Accrued expenses	1,149,741	399,713
Accrued royalties	738,832	453,846
Accrued payroll and related liabilities	1,362,689	1,243,872
Capital lease obligation current portion	149,253	151,251
Line of credit	1,000,000	1,000,000
Total current liabilities	5,893,041	5,114,845
Capital lease obligation, net of current portion	240,928	203,370
Total liabilities	6,133,969	5,318,215

Commitments and contingencies (Note 5)

Common stock classified outside of stockholders’ equity (deficit)	7,854,682	10,976,797

Stockholders’ equity (deficit)
Common stock, $0.01 par value; 50,000,000 shares authorized; 19,540,358 and 24,797,625 shares issued and outstanding at December 31, 2011 and March 31, 2012, respectively	134,327	170,914
Additional paid-in capital	43,514,591	48,396,935
Accumulated deficit	(49,519,585)	(52,644,174)
Accumulated other comprehensive loss	(267,177)	(267,689)
Total stockholders’ equity (deficit)	(6,137,844)	(4,344,014)
Total liabilities, common stock classified outside of stockholders’ equity (deficit) and stockholders’ equity (deficit)	$7,850,807	$11,950,998

The accompanying notes are an integral part of these consolidated financial statements.

RESPONSE GENETICS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended March 31
	2011	2012
Net Revenue	$5,927,575	$3,981,644
Operating expenses:
Cost of revenue	2,700,922	2,700,858
Selling and marketing	1,439,125	1,453,807
General and administrative	1,877,346	2,358,450
Research and development	164,342	569,955
Total operating expenses	6,181,735	7,083,070
Operating loss	(254,160)	(3,101,426)
Other income (expense):
Interest expense	(2,783)	(23,177)
Interest income	52	14
Loss before income tax provision	(256,891)	(3,124,589)
Income tax provision	—	—
Net loss	$(256,891)	$(3,124,589)

Unrealized loss on foreign currency translation	(42,778)	(512)
Comprehensive loss	$(299,669)	$(3,125,101)
Net loss per share — basic and diluted	$(0.01)	$(0.14)
Weighted-average shares — basic and diluted	18,358,892	22,948,916

The accompanying notes are an integral part of these consolidated financial statements.

RESPONSE GENETICS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2011	2012
Cash flows from operating activities:
Net loss	$(256,891)	$(3,124,589)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	99,000	109,174
Share-based compensation	206,206	325,008
Bad debt expense	140,218	255,925
Changes in operating assets and liabilities:
Accounts receivable	(1,507,520)	(307,700)
Prepaid expenses and other current assets	330,265	85,968
Accounts payable	(220,215)	373,637
Accrued expenses	(598,349)	(750,028)
Accrued royalties	256,441	(284,986)
Accrued payroll and related liabilities	(54,627)	(118,817)
Deferred revenue	(391,271)	—
Net cash used in operating activities	(1,996,743)	(3,436, 408)
Cash flows from investing activities:
Purchases of property and equipment	(172,585)	(273,293)
Cash flows from financing activities:
Net proceeds from issuance of common stock	—	7,716,038
Proceeds on exercise of stock options	5,411	—
Capital lease payments	—	(35,560)
Net cash provided by financing activities	5,411	7,680,478
Effect of foreign exchange rates on cash and cash equivalents	(31,790)	(512)
Net increase (decrease) in cash and cash equivalents	(2,195,707)	3,970,265
Cash and cash equivalents:
Beginning of period	4,120,074	1,700,295
End of period	$1,924,367	$5,670,560
Cash paid during the period for:
Income taxes	$—	$—
Interest	$2,783	$23,177

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

The Company is a life science company engaged in the research, development, marketing and sale of tests for use in the treatment of cancer. Pharmacogenomics is the science of how an individual’s genetic makeup relates to drug response. Tests based on pharmacogenomics facilitate the prediction of a response to drug therapy or survival following surgery based on an individual’s genetic makeup. In order to generate information from patient specimens for these tests, the Company developed and patented enabling methods for maximizing the extraction and analysis of nucleic acids and, therefore, accessing the genetic information available from each patient sample. The Company’s platforms include analysis of single biomarkers using the polymerase chain reaction method, as well as global gene interrogation using microarray methods from paraffin or frozen tissue specimens. The Company primarily derives its revenue from the sale of its ResponseDX®  diagnostic testing products and by providing testing services to pharmaceutical companies in the United States, Asia and Europe.

The Company’s goal is to provide cancer patients and their physicians with a means to make informed, individualized treatment decisions based on genetic analysis of tumor tissues. The Company’s analysis of clinical trial specimens for the pharmaceutical industry may provide data that will lead to a better understanding of the molecular basis for response to specific drugs and, therefore lead to individualized treatment.

Since its inception, the Company has devoted substantial effort in developing its product and has incurred losses and negative cash flows from operations. At March 31, 2012,the Company had an accumulated deficit of $52,644,174. The Company anticipates continued losses and negative cash flows as it funds its selling and marketing activities and research and development programs.

The Company’s current operating plan includes various assumptions concerning the level and timing of cash receipts from product sales and cash outlays for operating expenses and capital expenditures.  The Company’s ability to successfully carry out its business plan is primarily dependent upon its ability to (1) obtain sufficient additional capital at acceptable costs, (2) attract and retain knowledgeable workers, and (3) generate significant revenues. The Company plans to seek additional financing and/or strategic investments; however, there can be no assurance that any additional financing or strategic investments will be available on acceptable terms, if at all.

However, if events or circumstances occur such that the Company does not meet its operating plan as expected, in addition to seeking additional capital, the Company will most likely be required to reduce certain discretionary spending, which could have a material adverse effect on the Company’s ability to achieve its intended business objectives.  No adjustments have been made to the accompanying financial statements to reflect any of the matters discussed above.  The consolidated financial statements have been prepared on the basis that the Company will continue as a going concern.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the fiscal year. The financial statements should be read in conjunction with the Company’s audited December 31, 2010 and 2011 consolidated financial statements and accompanying notes included in the Company’s Form 10-K and 10-K/A previously filed with the SEC.

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

2. Summary of Significant Accounting Policies (continued)

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

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies - (continued)

Accounts Receivable

Pharmaceutical Accounts Receivable

The Company invoices its clients as specimens are processed and any other contractual obligations are met. The Company’s contracts with clients typically require payment within 45 days of the date of invoice. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its clients to make required payments. The Company specifically analyzes accounts receivable and historical bad debts, client credit, current economic trends and changes in client payment trends when evaluating the adequacy of the allowance for doubtful accounts. Account balances are charged-off against the allowance when it is probable the receivable will not be recovered. To date, the Company’s clients have primarily been large pharmaceutical companies. As a result, bad debts from clinical accounts receivable to date have been minimal. Pharmaceutical company accounts receivable as of December 31, 2011 and March 31, 2012 were $1,701,837 and $1,505,249, respectively.  There were no allowances for doubtful accounts recorded against these pharmaceutical accounts receivable at December 31, 2011 and March 31, 2012. However, the Company did write off as a bad debt an outstanding invoice totaling $77,860 that had aged over one year.

ResponseDX® Accounts Receivable

ResponseDX® accounts receivable are recorded from two primary payors: Medicare and third party and private payors (Private Payors).  ResponseDX® accounts receivable are recorded at established billing rates less an estimated billing adjustment, based on reporting models utilizing historical cash collection percentages and updated for current effective reimbursement factors.  Management performs ongoing valuations of accounts receivable balances based on management’s evaluation of historical collection experience and industry trends.  Based on the historical experience for the Company’s Medicare and Private Payor accounts, management has determined that related accounts receivable associated with billings over one year are unlikely to be collected.  Any outstanding receivable balance that is over one year old is written off. During the fourth quarter of 2011, the Company reevaluated its model of estimating the allowance for doubtful accounts. Correspondingly, the Company’s bad debt expense for the three months ended March 31, 2011 and March 31, 2012, was $140,218 and $178,065, respectively.

ResponseDX® accounts receivable as of December 31, 2011 and March 31, 2012, consisted of the following:

	December 31, 2011	March 31, 2012
		(Unaudited)
Net Medicare receivable	$506,308	$803,241
Net Private Payor receivable	2,634,838	2,696,304
Other	42,826	80,088
	3,183,972	3,579,633
Allowance for doubtful accounts	(838,750)	(986,048)
Total	$2,345,222	$2,593,585

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

Maintenance and repairs are charged to expense as incurred. The cost and accumulated depreciation of assets sold or otherwise disposed of are removed from the related accounts and the resulting gain or loss is reflected in the statements of operations. The Company has capitalized costs related to the development of database software development (see Note 3). The portion of this database placed into service is amortized in accordance with ASC 350-40, Internal-Use Software. The amortization period is three years using the straight-line method.

Revenue Recognition

Pharmaceutical Revenue

Revenues that are derived from testing services provided to pharmaceutical companies are recognized on a contract specific basis pursuant to the terms of the related agreements. Revenue is recognized in accordance with ASC 605, Revenue Recognition, which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred and title and the risks and rewards of ownership have been transferred to the client or services have been rendered; (3) the price is fixed or determinable; and (4) collectability is reasonably assured.

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

ResponseDX ® Revenue

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

The following details ResponseDX® revenue for the three months ended March 31, 2011 and 2012:

	Three Months
	Ended March 31,
	(Unaudited)
	2011	2012

Net Medicare revenue	$1,148,963	$1,460,318

Private Payor revenue	1,951,310	1,485,643

Other	—	5,841

Net ResponseDX® revenue	$3,100,273	$2,951,802

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

License Fees

The Company has licensed technology for the extraction of mRNA from formalin-fixed, paraffin-embedded tumor specimens from the University of Southern California (“USC”). Under the terms of the license agreement, the Company is required to pay royalties to USC based on the revenue generated by use of this technology. The Company maintains a non-exclusive license to use certain patents related to the polymerase chain reaction (“PCR”) of Roche Molecular Systems, Inc. (“Roche”). The Company pays Roche a royalty fee based on revenue that the Company generates through use of this technology. The Company accrues for such royalties at the time revenue is recognized. Such royalties are included in cost of revenues in the accompanying statements of operations.

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies - (continued)

Research and Development

The Company expenses costs associated with research and development activities as incurred. Research and development costs are expensed as incurred in relation to direct costs that can be identified and classified as research and development costs. Certain costs such as lab supplies that cannot be specifically identified are allocated based on the number of samples processed in total by the lab and R&D departments in total. Research and development costs include employee costs (salaries, payroll taxes, benefits, and travel), equipment depreciation and warranties and maintenance, laboratory supplies, primers and probes, reagents, patent costs and occupancy costs.

Line of Credit

On July 14, 2011, the Company entered into a line of credit agreement with Silicon Valley Bank (the Bank). The line of credit is collateralized by the Company’s pharmaceutical receivables. The maximum amount that can be borrowed from the credit line is $3,000,000. The amount the Company can draw from the loan is equal to the calculated borrowing base, which is 80% of the Company’s pharmaceutical accounts receivable that have not aged greater than 90 days. As of March 31, 2012, the amount available for the borrowing base is $1,649,862, as part of the line of credit the Bank shall issue letters of credit up to a maximum amount of $500,000. Any issued letters of credit reduce the amount available to borrow under the line of credit on a dollar for dollar basis. The interest fees associated with this line are set at the prime rate plus 1%. For the period ended March 31, 2012, the rate being charged to the Company was 5%. As needed from time to time, the Company may draw on this line for use for general corporate purposes and to repay the funds when available. As of March 31, 2012 and December 31, 2011, the Company has drawn $1,000,000 against the line of credit and no letters of credit were outstanding. The line of credit is subject to various financial covenants and, as of March 31, 2012, the Company was not in compliance with certain covenants. Management is pursuing a cure of the violation and or a waiver of the violation from the Bank but as of the time of this filing the Company has not obtained a waiver. There is no guarantee that any violation could be cured or that the Bank would agree to a waiver. As of December 31, 2011, and March 31, 2012, the line of credit was classified as a current liability on the accompanying balance sheet.

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

ASC 740, Income Taxes, clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. As of December 31, 2011 and March 31, 2012, the Company does not have a liability for unrecognized tax benefits. The Company recognizes interest and penalties associated with tax matters as part of the income tax provision and includes accrued interest and penalties with the related tax liability in the balance sheet. For the period ended March 31, 2012 there were no interest or penalties recorded on the Consolidated Statement of Operations.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Stock Compensation, Share-Based Payment. Stock-based compensation expense for all stock-based compensation awards granted is based on the grant-date fair value estimated in accordance with the provisions of ASC 718.  The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting period. Certain awards granted to Mr. Bologna were recognized based on an accelerated vesting, not consistent with straight-line bases, see note 7.

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

Comprehensive Loss

The components of comprehensive loss are accumulated net loss and foreign currency translation adjustments for the three months ended March 31, 2011 and 2012.

Fair Value of Financial Instruments

Cash and cash equivalents are stated at cost, which approximates fair market value. Cash equivalents consist of money market accounts, with fair values estimated based on quoted market prices. For additional information see Note 13.

Sales and Marketing Costs

The Company markets its services through its advertising activities in trade publications and on line. Advertising costs are included in selling and marketing expenses on the statements of operations and are expensed as incurred. Advertising costs for the three months ended March 31, 2011 and 2012 were $49,882 and $8,881, respectively.

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies - (continued)

Concentration of Credit Risk and Clients and Limited Suppliers

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has never experienced any losses related to these balances. All of the Company’s non-interest bearing cash balances were fully insured at March 31, 2012 due to a temporary federal program in effect from December 31, 2011 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning in 2013, federal insurance coverage is scheduled to revert to $250,000 per depositor at each financial institution, and the Company’s non-interest bearing cash balances may again exceed federally insured limits. There were no funds in interest-bearing accounts that exceeded the federally insured limits as of March 31, 2012. At March 31, 2012, $38,763 of cash was held outside of the United States and is uninsured.

Revenue sources that account for greater than 10 percent of total revenue are provided below.

	Three Months Ended March 31,
	2011		2012
	(Unaudited)
	Revenue	Percent of Total Revenue	Revenue	Percent of Total Revenue

GlaxoSmithKline and GlaxoSmithKline Biologicals	$2,500,689	42%	$719,087	18%

Medicare, net of contractual allowances	$1,148,963	19%	$1,460,318	37%

Customers that account for greater than 10 percent of accounts receivable are provided below.

	As of March 31, 2011		As of March 31, 2012
	(Unaudited)		(Unaudited)
	Receivable Balance	Percent of Total Receivables	Receivable Balance	Percent of Total Receivables

GlaxoSmithKline and GlaxoSmithKline Biologicals	$2,926,630	48%	$1,323,707	26%

Medicare, net of contractual allowances	$856,597	14%	$803,241	16%

Many of the supplies and reagents used in the Company’s testing process are procured from a limited number of suppliers. Any supply interruption or an increase in demand beyond the suppliers’ capabilities could have an adverse impact on the Company’s business. Management believes it could identify alternative sources, if necessary, but it is possible such sources may not be identified in sufficient time to avoid an adverse impact on the Company’s business. Refer also to Note 6 for further discussion regarding these supply agreements. The Company purchases certain laboratory supplies and reagents primarily from two suppliers. Purchases from the top two of those companies accounted for approximately 82% and 68% of the Company’s reagent purchases for the three months ended March 31, 2011 and 2012, respectively.

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies - (continued)

Recent Accounting Pronouncements

In July 2011, the FASB issued ASU 2011-7, Health Care Entities (Topic 954): Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities (ASU2011-7). In accordance with ASU 2011-7, the Company will be required to present its provision for doubtful accounts related to patient service revenue as a deduction from revenue, similar to contractual discounts. Accordingly, the Company’s revenues will be required to be reported net of both contractual discounts as well as its provision for doubtful accounts related to patient service revenues. Additionally, ASU 2011-7 will require the Company to make certain additional disclosures designed to help users understand how contractual discounts and bad debts affect recorded revenue in both interim and annual financial statements. ASU 2011-7 is required to be applied retrospectively and is effective for public companies for fiscal years beginning after December 15, 2011, and interim periods within those fiscal years. Early adoption is permitted. The adoption of this guidance did not have a material effect on the Company’s results of operations or financial condition.

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3. Property and Equipment

Property and equipment consists of the following:

	December 31, 2011	March 31, 2012

Laboratory equipment	$3,036,274	$3,198,785
Furniture and equipment	716,363	722,611
Leasehold improvements	194,899	194,899
Construction in progress	—	104,535
	3,947,536	4,220,830
Less: Accumulated depreciation	(2,879,858)	(2,986,609)
Total property and equipment, net	$1,067,679	$1,234,221

Internally developed software	$48,461	$48,461
Less: Accumulated amortization	(4,038)	(6,461)
Total intangible assets, net	$44,423	$42,000

Depreciation expense, included in cost of revenue, general and administrative expenses, and research and development expenses, for the three months ended March 31, 2011 and 2012 was $99,000 and $109,174, respectively.

Capital Lease

The Company leases certain equipment that is recorded as capital leases. This equipment is included in property and equipment on the accompanying balance sheet as of March 31, 2012 as follows:

Capital leased equipment	$451,234
Less: Accumulated amortization	(96,613)
Capital leased equipment, net	$354,621

 Future minimum lease payments under capital leases as of March 31, 2012 are as follows:

Years ending December 31,
2012	$134,720
2013	175,548
2014	87,119
Total minimum lease payments	397,387
Less amount represented by interest	(42,766)
Less current portion	(151,251)
Capital lease obligation, net of current portion	$203,370

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

The following table sets forth the computation for basic and diluted loss per share:

	Three Months Ended March 31,
	2011	2012
	(Unaudited)

Numerator:
Net loss	$(256,891)	$(3,124,589)
Numerator for basic and diluted earnings per share	$(256,891)	$(3,124,589)
Denominator:
Denominator for basic and diluted earnings per share — weighted-average shares	18,358,892	22,948,916
Basic and diluted loss per share	$(0.01)	$(0.14)

Outstanding stock options and warrants to purchase 1,861,556 shares and 1,777,099 shares for the periods ended March 31, 2011 and 2012, respectively, including 100,000 warrants, which were excluded from the calculation of diluted loss per share as their effect would have been antidilutive.

5. Commitments and Contingencies

Operating Leases

The Company leases 18,180 square feet of office and laboratory space in Los Angeles, California, under a noncancelable operating lease that expired on March 31, 2012. The Company is currently in negotiations for a new lease. The Company also sub-leases 1,460 square feet of space in Frederick, Maryland, where administrative functions are performed. The Maryland lease expires on January 31, 2013.

Rent expense, which is classified in cost of revenue, general and administrative, and research and development expenses was $131,221 and $181,334 for the three months ending March 2011 and 2012, respectively.

Future minimum lease payments by year and in the aggregate, under the Company’s noncancelable operating leases, consist of the following at March 31, 2012:

Period Ending March 31,
2012	$18,000
2013	2,000

Total	$20,000

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5. Commitments and Contingencies – (continued)

Systems and Services Agreement

The Company entered in to a Systems and Service agreement with Xifin, Inc., a provider of billing software, on December 21, 2011.  The term of this agreement is for 36 months, at a rate of $20,000 a month with automatic renewals thereafter for 12 months, unless termination notice is given by either party.

Guarantees

The Company enters into indemnification provisions under its agreements with other counterparties in its ordinary course of business, typically with business partners, clients and landlords. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities. These indemnification provisions generally survive termination of the underlying agreement. The Company reviews its exposure under these agreements no less than annually, or more frequently when events indicate. The Company believes the estimated fair value of these agreements is minimal as historically, no payments have been made by the Company under these indemnification obligations. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2011 and March 31, 2012.

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

In consideration for this license, the Company agreed to pay to USC royalties based on a percentage of the revenues generated by the use of RGI-1 and related technology.  Royalty expense relating to this agreement amounted to $125,898 and $56,502 for the three months ended March 31, 2011 and 2012, respectively.  Such expense is included in cost of revenue in the accompanying statements of operations.

License Agreement with Roche Molecular Systems (“Roche”)

In November 2004, the Company entered into a non-exclusive license to use Roche’s PCR processes. In consideration for these rights, the Company is obligated to pay royalties to Roche, based on a percentage of net sales of products or services that make use of the PCR technology. Royalty expense included in cost of revenue relating to this agreement amounted to $130,544 and $63,468 for the three months ended March 31, 2011 and 2012, respectively.

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

Until its minimum purchasing obligations ended on December 31, 2011, Taiho was obligated to purchase a minimum amount of testing services from the Company each calendar quarter. Revenue recognized under this agreement was $298,825 and $244,125 for the three months ended March 31, 2011 and 2012, respectively.

Services Agreement with SmithKline Beecham Corporation (d.b.a. GlaxoSmithKline or “GSK”)

In January 2006, the Company entered into a Master Services agreement with GSK, a leading pharmaceutical manufacturer, pursuant to which the Company provides services in connection with profiling the expression of various genes from a range of human cancers. Under the agreement, the Company will provide GSK with testing services as described in individual protocols and GSK will pay the Company for such services based on the pricing schedule established for each particular protocol. GSK is obligated to make minimum annual payments to the Company under the agreement and also was obligated to make a non-refundable upfront payment to the Company, to be credited against work undertaken pursuant to the agreement. In January 2006, the Company received an upfront payment of $2,000,000, which was initially recorded as deferred revenue. There was no remaining deferred revenue balance associated with this agreement as of December 31, 2011 and March 31, 2012

In December 2008, the Company amended and restated its master service agreement with GSK. Pursuant to the amendment, the term of the GSK Agreement has been extended for a two-year period, with the option for the parties to extend the GSK Agreement for additional one-year periods, upon their mutual written agreement. In addition, we will become a preferred provider to GSK and its affiliates of genetic testing services on a fee-for-service basis and, in anticipation of the services to be provided, GSK agreed to make a non-refundable upfront payment of approximately $1,300,000, which was received on January 5, 2010.  There was no amount of deferred revenue balance associated with this agreement as of December 31, 2011 and March 31, 2012.

The Company recognized revenue of $1,014,983 and $77,477 relating to all of the GSK agreements for the three months ended March 31, 2011 and 2012, respectively.

Non-Exclusive License Agreement with GSK

In March 2010, the Company entered into a non-exclusive license agreement with GSK.  Under the agreement, the Company granted GSK a non-exclusive, sublicenseable license to its proprietary PCR analysis technology and diagnostic expertise to assess BRAF gene mutations in human tumor samples.  As part of the agreement, the Company received a non-refundable technology access fee in consideration for the transfer of the Company’s technology to GSK. The agreement also contains milestone provisions which would allow the Company to earn further payments from GSK.  The Company had not earned any milestone payments from GSK as of March 31, 2012.

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6. License and Collaborative Agreements - (continued)

Master Laboratory Test Services Agreement with GlaxoSmithKline Biologicals (“GSK Bio”)

In December 2006, the Company entered into a Master Services agreement with GSK Bio, the vaccine division of GSK (see above), pursuant to which it will provide testing services, principally in relation to profiling the expression of various genes from a range of human cancers. The Company will conduct the testing services on tissue specimens provided by GSK Bio. The agreement required that GSK Bio make an upfront payment of €2,000,000, which was received by the Company in December 2006. There was no remaining deferred revenue balance associated with this agreement as of December 31, 2011 and March 31, 2012.

In December 2007, the Company amended its agreement with GSK Bio, whereby GSK Bio would make the remaining minimum payments under the agreement in one lump sum. This payment of approximately $2,722,000 was received in January 2008.

On September 7, 2009, the Company amended and restated its master service agreement with GSK Bio (the “Amended and Restated Agreement”).  The master service agreement has been extended through May 15, 2012. The Company is currently in negotiations for a new agreement. Pursuant to the Amended and Restated Agreement, the parties agreed that GSK Bio has accrued an aggregate credit under the terms, representing the balance of deferred revenue relating to this agreement at that date of the original agreement, which amount shall be allocated towards services rendered to GSK Bio during the remaining term of the agreement.

The Amended and Restated Agreement further provides that the Company shall provide additional services on a fee-for-service basis, upon GSK Bio’s written request, relating to the bridging of assays/diagnostic tests to third parties that develop, manufacture and sell the commercial diagnostic tests to be used with certain of GSK Bio’s products. The timing of the recognition of these amounts is dependent upon when GSK submits the specimens for testing. The Company recognized revenue of $1,485,706 and $641,610 relating to the GSK Bio agreement for the three months ended March 31, 2011 and 2012, respectively, which includes $333,296 of previously recorded deferred revenue. There was no amount of deferred revenue balance associated with this agreement as of December 31, 2011 and March 31, 2012.

Collaboration Agreement with Shanghai BioChip Company, Ltd. (“SBC”)

On March 5, 2007, the Company entered into a collaboration agreement with SBC pursuant to which SBC will provide exclusive testing services to the Company’s clients in China.

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

This agreement has an initial term of five years, with an automatic renewal for an additional three-year term unless either party gives 90 days’ notice in advance of the renewal date of its intent not to renew. As of March 31, 2012 neither party has given notice of intent not to renew, by default the agreement has been renewed. Pursuant to the agreement, SBC will receive a percentage of the gross margin, as defined in the agreement, collected from the Company’s clients in China as compensation for its testing services performed. For the three months ended March 31, 2011, and March 31, 2012, testing services totaled $74,853 and $15,355.

Commission Agreement with Hitachi Chemical Co., Ltd.

On July 26, 2007, the Company entered into a collaboration agreement with Hitachi Chemical Co., Ltd. (“Hitachi”), a leading diagnostics manufacturer in Japan. Under the terms of this agreement, Hitachi uses the Company's proprietary and patented techniques to extract genetic information from formalin-fixed paraffin-embedded (“FFPE”) tissue samples collected in Southeast Asia, Australia and New Zealand. As part of this collaboration agreement, the Company provides Hitachi with the technical information and assistance necessary to perform the testing services. Hitachi also plans to introduce the Company to potential new testing services customers in the region to expand the testing of FFPE clinical samples in Asia. Hitachi is responsible for expenses related to the cost of laboratory equipment and modification to the laboratory facilities, as well as the cost of reagents. The Southeast Asian countries covered under this agreement include Japan, North Korea, South Korea, Taiwan, Mongolia, Pakistan, Bangladesh, Sri Lanka, Nepal, Singapore, Malaysia, Indonesia, Brunei, Thailand, Myanmar, Laos, Cambodia, Vietnam and the Philippines (the “Territory”).

The collaboration agreement had an initial term expiring on March 31, 2010, with an automatic renewal for one year at the end of the original period under the same terms and conditions. Pursuant to the agreement, Hitachi performs certain testing services and receives a percentage of the revenue collected from the Company's clients in the Territory, which totaled $240,971 and $85,920 for the three months ended March 31, 2011 and 2012, respectively. The Company is currently in negotiations to terminate this agreement with effect prior to March 31, 2013.

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7. Stock Option Plans

In March 2000, the Company adopted a Stock Option Plan (the “2000 Plan”) as approved by its Board of Directors. Under the 2000 Plan, the Company may grant options to acquire up to 1,600,000 shares of common stock. In connection with the adoption of the 2006 Employee, Director and Consultant Stock Plan, as further discussed below, the Company is to grant no additional options under its 2000 Plan under which options to purchase 190,000 shares remained outstanding as of March 31, 2012. Although no more options may be granted under the 2000 Plan, the terms of the 2000 Plan continue to apply to all outstanding options. The Company also granted options to purchase 16,000 shares of common stock to two consultants which were granted under separate agreements outside of the 2000 Plan.

On October 26, 2006, the Board of Directors of the Company approved, and on May 1, 2007, reapproved the adoption of the 2006 Employee, Director and Consultant Stock Plan (the “2006 Stock Plan”). The stockholders approved the 2006 Stock Plan on June 1, 2007. The initial number of shares which may be issued from time to time pursuant to this Plan is 2,160,000 shares of common stock.  In addition, on the first day of each fiscal year of the Company during the period beginning in fiscal year 2008, and ending on the second day of fiscal year 2017, the number of shares that may be issued from time to time pursuant to the Plan shall be increased by 200,000 shares.  The initial number of shares available for issuance of 2,160,000 increased by 200,000 in 2008, 2009, 2010 and 2011, resulting in the total number of shares that may be issued as of January 1, 2012 to be 2,960,000.  As of March 31, 2012, there were 1,388,901 options available for grant under the 2006 Stock Plan.

Employee options vest according to the terms of the specific grant and expire 10 years from the date of grant. Non-employee option grants to date vest typically over a 2 to 3 year period. The Company had 1,571,099 options outstanding at a weighted average exercise price of $2.87 at March 31, 2012. There were 798,174 non-vested stock options with a weighted average grant date fair value of $1.84 outstanding at March 31, 2012.  As of March 31, 2012, there was $817,009 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted-average period of 2.7 years.

Except for the certain grants of restricted common stock and common stock options containing market conditions as described below, the Company estimated share-based compensation expense for the three months ended March 31, 2011 and 2012 using the Black-Scholes model with the following weighted average assumptions:

	Year Ended March 31,
	2011	2012
Risk free interest rate	3.01%	1.22-1.38%
Expected dividend yield	—	—
Expected volatility	121%	101.1-101.7%
Expected term **(in years)	6.25	6.25
Forfeiture rate	7.5%	7.0%

** Expected term is calculated using SAB 107 Simplified Formula. Management has concluded that the use of the simplified method for calculating the expected term of its common stock option grants is appropriate.

The following table summarizes the stock option activity for the 2006 Plan for the three months ended March 31, 2012:

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2011	1,870,846	$3.67	7.647	$436,791
Granted (Unaudited)	263,500	$1.75
Exercised (Unaudited)	—	$1.35
Forfeited (Unaudited)	(563,247)	$4.93
Outstanding, March 31, 2012 (Unaudited)	1,571,099	$2.87	7.97	$312,279
Exercisable, March 31, 2012 (Unaudited)	772,925	$3.94	6.80	$90,094

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2011 and 2012 was $1.80 and $1.47, respectively.

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7. Stock Option Plans – (continued)

The following table provides additional information in regards to options outstanding as of March 31, 2012:

	Options Outstanding		Options Exercisable
Exercise Price	Number of Options	WA Remaining Contractual Term	Number of Options	WA Remaining Contractual Term
$1.32	80,000	9.7057	—	—
1.35	214,129	7.2088	138,606	7.2088
1.66	74,750	9.5359	—	0.0000
1.67	236,000	9.6887	—	0.0000
1.86	110,000	9.9877	—	0.0000
2.21	100,000	8.0931	25,000	8.0931
2.25	135,000	9.0322	75,000	9.0322
2.35	80,500	8.6802	80,500	8.6802
2.71	134,876	8.2847	61,472	8.2847
3.05	72,000	6.4641	58,503	6.4641
3.15	33,066	6.2122	33,066	6.2122
3.24	11,500	6.1246	11,500	6.1246
3.80	11,500	6.0096	11,500	6.0096
4.29	11,500	5.3990	11,500	5.3990
7.00	266,278	5.1882	266,278	5.1882
	1,571,099	7.9669	772,925	6.7971

Stock-based compensation expense was classified as follows in the results of operation:

	Three Months Ended March 31,
	(Unaudited)
	2011	2012
Cost of revenue	$74,236	$16,689
Research and development expense	5,110	2,481
Sales and marketing expense	8,258	14,367
General and administrative expense	118,602	291,471
Totals	$206,206	$325,008

Thomas Bologna was appointed Chief Executive Officer of the Company on December 21, 2011, and in connection with his appointment, Mr. Bologna was awarded stock options outside of the 2006 Stock Plan. Pursuant to the employment agreement between the Company and Mr. Bologna, dated December 21, 2011, and in reliance on NASDAQ Listing Rule 5636(c), the Company granted Mr. Bologna (i) a stock option to purchase 600,000 shares of the Company’s common stock, which vests monthly over 36 months from the date of grant, subject to his continued employment with the Company, (ii) a stock option to purchase 300,000 shares of the Company’s common stock, which vests in two equal installments on the first day of the 18th and 36th calendar months from the date of grant, subject to his continued employment with the Company, or if earlier, the date on which the 30-day trailing average closing price of the Company’s common stock equals or exceeds $1.80, and (iii) 270,000 shares of restricted common stock of the Company, which vest on the date on which the 30-day trailing average closing price of the Company’s common stock equals or exceeds $2.40. The exercise price of the stock options is $1.20 per share, the closing price of the Company’s common stock on the day prior to the date of grant. The expense recognized in connection with these grants was approximately $103,332 for the three months ended March 31, 2012.

Since the restricted common stock grant vests upon attainment of a target price for the Company’s common stock and each tranche of the 300,000 share common stock option grant can vest sooner than the stated vesting dates based upon attainment of a target price for the Company’s common stock, these awards are deemed to include market conditions for purposes of determining the valuation and accounting for the awards. Accordingly, the fair value of the restricted stock grant and each tranche of the 300,000 share common stock option grant that Mr. Bologna received were determined using a Monte-Carlo simulation model to simulate the Company’s stock prices in the future that would trigger or not trigger the market conditions. For these awards containing market conditions, the compensation amount will be attributed over the service date unless vesting occurs sooner due to achieving the market condition.

The following table summarized the awards to Mr. Bologna.

Type	Grant Date	Number of Awards	Intrinsic Value	Exercise Price	Options Exercisable	Remaining Contractual Term
Restricted Stock Units	12/21/2011	270,000		—	—	—
Options	12/21/2011	600,000	282,000	1.20	50,000	2.75
Options	12/21/2011	150,000		1.20	150,000	—
Options	12/21/2011	150,000		1.20	150,000	—

During the first quarter of 2012 Mr. Bologna’s stock award of 300,000 shares met the conditions for vesting in that the Company’s 30-day trailing average exceeded $1.80. The Company recognized expense of $129,000 for the vesting of this tranche of options for Mr. Bologna’s stock awards for the three months ended March 31, 2012.

8. Common Stock Warrants

The Company issues warrants to purchase common shares of the Company either as compensation for services or as additional incentive for investors who may purchase common stock. The value of warrants issued for compensation is accounted for as a non-cash expense to the Company at the fair value of the warrants issued.

In June 2007, in conjunction with the initial public offering, the Company issued 100,000 warrants to purchase 100,000 shares of its common stock at an exercise price of $7.70 to the underwriters as part of the initial public offering. There were no warrants granted during the three months ended March 31, 2011 and 2012.  As of March 31, 2012, all of the warrants were outstanding and exercisable and had a remaining contractual life of three months.

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

The Company files U.S. federal, U.S. state, and foreign tax returns. The Company’s major tax jurisdictions are U.S. federal and the State of California. The Company is subject to tax examinations for the open years from 2002 through 2011.

10. Segment Information

The Company operates in a single reporting segment, with an operating facility in the United States.

The following enterprise wide disclosure was prepared on a basis consistent with the preparation of the consolidated financial statements. The following tables contain certain financial information by geographic area:

	Three Months Ended March 31,
Net Revenue:	2011	2012
	(Unaudited)
United States	$4,140,372	$3,095,909
Europe	1,488,378	641,610
Japan	298,825	244,125
	$5,927,575	$3,981,644

Long-lived assets:	December 31, 2011	March 31, 2012 (Unaudited)
United States	$1,112,102	$1,276,221

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

11. Private Placements

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

July 2009 Private Placement

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

Under the Lansdowne Registration Rights Agreement, the Company was required to have the registration statement declared effective within 120 days after the private placement closed.  In addition, the Company is obligated to use commercially reasonable efforts (i) to cause the registration statement described above to remain continuously effective and (ii) to maintain the listing of the Company’s common stock on NASDAQ or other exchanges, as defined, for a period that will terminate on the earlier of July 22, 2012 or the date on which Lansdowne has sold all of its shares of common stock.  The Company is also required to file with the SEC in a timely manner all reports and other documents required of the Company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In the event the Company fails to satisfy its obligations under the Lansdowne Registration Rights Agreement, the Company would be in breach of said agreement, in which event Lansdowne would be entitled to pursue all rights and remedies at law or equity including an injunction or other equitable relief.  The Lansdowne Registration Rights Agreement does not provide an explicitly stated or defined penalty due upon a breach.  Because (i) the potential penalty for any breach of the Lansdowne Registration Rights Agreement is not explicitly stated or defined, which prohibits the Company from applying the guidance of ASC 825-20-15, Registration Payment Arrangements and (ii) complying will all filing requirements under the Exchange Act as described above is not solely within the Company’s control, the Company is required to present Lansdowne’s investment of $3,975,279 in the Company’s common stock as common stock outside of stockholders’ equity in the accompanying consolidated balance sheet under ASC 480-10-S99-3, Classification and Measurement of Redeemable Securities.

March 2010 Private Placement

On March 5, 2010, the Company entered into a Purchase Agreement with certain affiliates of and funds managed by Lansdowne Partners Limited Partnership, Greenway Capital Partners and Paragon Associates for the private placement of 3,005,349 newly-issued shares of the Company’s common stock at a per share price of $1.31.  The closing of the sale of the shares occurred on Friday, March 5, 2010.  In connection with the acquisition of the shares, the Purchasers were granted certain preemptive rights permitting them to maintain their percentage ownership interests in connection with future issuances of the Company ’ s capital stock, subject to various exceptions and limitations.  Lansdowne participated in the Private Placement by electing to exercise the preemptive rights granted to it pursuant to the Purchase Agreement by and between the Company and Lansdowne, dated July 22, 2009.  Net proceeds received from this financing were approximately $3,879,403.

In connection with the Private Placement, the Company also entered into a Registration Rights Agreement, dated March 5, 2010, with the Purchasers (the “Registration Rights Agreement”) pursuant to which it agreed to file, within 45 days of the closing of the Private Placement, a registration statement with the SEC to register the shares for resale, which registration statement was required to become effective within 120 days following the closing.  The Company also granted certain "piggyback" registration rights to the Purchasers which are triggered if the Company proposes to file a registration statement for its own account or the account of one or more shareholders until the earlier of the sale of all of the shares or the shares becoming eligible for sale under Rule 144(b)(1) without restriction.

Pursuant to the Registration Rights Agreement dated March 5, 2010, the Company filed a registration statement with the SEC to register the 3,005,349 shares sold to Lansdowne, Greenway and Paragon for resale, which became effective on May 19, 2010 and which registrations statement is currently effective.

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

11. Private Placements – (continued)

Under the Registration Rights Agreements with the Purchasers, the Company is obligated to use commercially reasonable efforts to (i) cause the registration statement described above to remain continuously effective and (ii) to maintain the listing of Company’s common stock on NASDAQ or other exchanges, as defined, for a period that will terminate on the earlier of March 5, 2013 or the date on which the Purchasers have sold all shares of common stock.  The Company is also required to file with the SEC in a timely manner all reports and other documents required of the Company required of the Company under the Exchange Act.  In the event the Company fails to satisfy its obligations under the registration rights agreements, the Company would be in breach of said agreements, in which event, the Purchases would be entitled to pursue all rights and remedies at law or equity including an injunction or other equitable relief. These registration rights agreements do not provide an explicitly stated or defined penalty due upon a breach.  Because (i) the potential penalty for any breach of these Registration Rights Agreement is not explicitly stated or defined, which prohibits the Company from applying the guidance of ASC 825-20-15, Registration Payment Arrangements and (ii) complying with all filing requirements under the Exchange Act as described above is not solely within the Company’s control, the Company  is required to present the investment of approximately $3,879,403 in the Company’s common stock as common stock outside of stockholders’ equity in the accompanying consolidated balance sheet under ASC 480-10-S99-3, Classification and Measurement of Redeemable Securities .

On January 18, 2012, the Company removed the restrictions on 3,658,676 shares purchased by Lansdowne Partners and reclassified the shares to common stock from common stock classified outside of equity(deficit).

February 2012 Private Placement

On February 2, 2012, the Company entered into purchase agreements with various investors (collectively, the “Investors”) for the private placement of an aggregate of 5,257,267 newly-issued shares of the Company’s common stock (the “Shares”) at a purchase price of $1.50 per share (the “2012 Private Placement”). The Company raised $7,822,000, in net cash proceeds, in the 2012 Private Placement. The Investors participating in the 2012 Private Placement were various institutions and all officers and directors of the Company. The final closing of the 2012 Private Placement (the “Closing”) occurred on February 2, 2012.

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

Pursuant to the registration rights agreements dated February 2, 2012, the Company filed a registration statement with the SEC on April 30, 2012, to register the Shares for resale.

Under the Registration Rights Agreements with the Purchasers, the Company is obligated to use commercially reasonable efforts to (i) cause the registration statements described above to remain continuously effective and (ii) to maintain the listing of Company’s common stock on NASDAQ or other exchanges, as defined, for a period that will terminate on the earlier of February 2013, or the date on which the Purchasers have sold all shares of common stock.  The Company is also required to file with the SEC in a timely manner all reports and other documents required of the Company required of the Company under the 1934 Act.  In the event the Company fails to satisfy its obligations under the registration rights agreements, the Company would be in breach of said agreements, in which event, the Purchases would be entitled to pursue all rights and remedies at law or equity including an injunction or other equitable relief. These registration rights agreements do not provide an explicitly stated or defined penalty due upon a breach.  Because (i) the potential penalty for any breach of these Registration Rights Agreement is not explicitly stated or defined, which prohibits the Company from applying the guidance of ASC 825-20-15, Registration Payment Arrangements and (ii) complying with all filing requirements under the 1934 Act as described above is not solely within the Company’s control, the Company  is required to present the investment of approximately $7,884,400 in the Company’s common stock as common stock outside of stockholders’ equity in the accompanying consolidated balance sheet under ASC 480-10-S99-3, Classification and Measurement of Redeemable Securities .

As of December 31, 2011 and March 31, 2012, a total of $7,854,682 and $10,976,797 of common stock was classified outside of stockholders’ equity (deficit), respectively.

12. Fair Value Measurements

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

As of March 31, 2012, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis, including its cash and cash equivalents. The fair value of these assets and liabilities was determined using the following inputs in accordance with ASC 820 at March 31, 2012:

	Fair Value Measurement as of March 31, 2011
	Total	Level 1	Level 2	Level 3
Description	$	$	$	$
Money market accounts (1)	10,000	10,000	-	-

(1)	Included in cash and cash equivalents on the accompanying consolidated balance sheet.

Item 2: Managements Discussions and Analysis

Special Note Regarding Forward Looking Statements

Except for the historical information contained herein, this Quarterly Report on Form 10-Q contains or may contain, among other things, certain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management. When used in this report, the words “expects,” “anticipates,” “intends,” “estimates,” “plans,” “may,” “will,” “believes,” and similar expressions are intended to identify forward-looking statements although not all forward-looking statements contain these identifying words. These are statements that relate to future periods and include statements about our expectation that, for the foreseeable future, a significant amount of our revenues will be derived from ResponseDX sales; our ability to maintain revenue from pharmaceutical clients; the factors that may impact our financial results; the extent of our net losses and our ability to achieve sustained profitability; our business strategy and our ability to achieve our strategic goals; our expectations regarding revenues from ResponseDX® products; the amount of future revenues that we may derive from Medicare patients; the potential to intent to enter into distribution arrangements; our ability to sustain or increase demand for our tests; our sales forces’ capacity to sell our tests; plans for the development of additional tests; our expectation that our research and development, general and administrative and sales and marketing expenses will increase and our anticipated uses of those funds; our ability to comply with the requirements of a public company; our ability to attract and retain qualified employees; our compliance with federal and state regulatory requirements; the potential impact resulting from the regulation of our tests by the U.S. Food and Drug Administration; the impact of new or changing policies or regulation of our business; our believe that we’ve filed adequate patent and trademark applications to protect our intellectual property rights; the impact of accounting pronouncements and our accounting policies, estimates, assumptions or models on our financial results; and anticipated challenges to our business.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes to the financial statements included elsewhere in this Quarterly Report on Form 10-Q as of March 31, 2012 and our audited financial statements for the year ended December 31, 2011 included in our Annual Report on Form 10-K previously filed with the Securities and Exchange Commission (the “SEC”). This discussion contains forward-looking statements that relate to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward looking statements.

Overview

Response Genetics, Inc. was formed as a Delaware corporation in September 1999. We are a life sciences company engaged in the research and development of clinical diagnostic tests for cancer. Our mission is to provide personalized genetic information that will help guide physicians and patients in choosing the treatment from which a given patient is most likely to benefit. We currently generate revenues primarily from sales of our ResponseDX® diagnostic tests, which we launched in 2008, and by providing clinical trial testing services to pharmaceutical companies.

Our proprietary technologies enable us to reliably and consistently extract the nucleic acids RNA and DNA from tumor specimens that are stored as formalin-fixed and paraffin-embedded, or FFPE, specimens and thereby to analyze genetic information contained in these tissues. Our technologies also enable us to use the FFPE patient biopsies for the development of diagnostic tests.

We file our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other information with the SEC. Copies of these reports are also available through our website at www.responsegenetics.com. We also post copies of our press releases on our corporate website.

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

Many chemotherapy regimens are administered without any pre-selection of patients on the basis of their particular genetics. However recent development of very sensitive molecular technologies has enabled researchers to identify and measure genetic factors in patients’ tissues that can predict the probability of success or failure of many currently used anti-cancer agents. In order to increase the chances of a better chemotherapy outcome for cancer patients, we have and continue to develop genetic tests that measure predictive factors for tumor response in tumor tissue samples. We offer tests for non-small cell lung cancer (NSCLC), colorectal cancer (CRC) and gastric and gastroesophageal (GE), and melanoma cancer patients’ tumor tissue specimens through our ResponseDX: Lung®, ResponseDX: Colon® and ResponseDX: Gastric® and ResponseDX: Melanoma™ test suites. These test results may help doctors and patients decide the best course of treatment for patients.

Our ResponseDX® tests are commercially available through our laboratory located in Los Angeles, California, which is certified under the Clinical Laboratory Improvement Amendment of 1988 (CLIA).

Diagnostic Tests for Other Cancers

In addition to ResponseDX:Lung®, ResponseDX:Colon®, and ResponseDX: Gastric® and ResponseDX: Melanoma™, we are developing and intend to commercialize tests for other types of cancer that identify genetic profiles of tumors that are more aggressive and recur rapidly after surgery. We also are identifying genetic profiles of tumors that are more or less responsive to a particular chemotherapy. Following the development of tests to predict the risk of recurrence after surgery, we intend to develop tests to determine the most active chemotherapy regimen for the individual patient at risk. Once developed and after obtaining any necessary regulatory approvals, we intend to leverage our relationships in the healthcare industry to market, sell or license these tests as a means for physicians to determine the courses of cancer treatment.

Pursuit of Additional Collaborations and In-licensing to Expand Our Business

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

There are no assurances that we will be able to continue making our current ResponseDX® tests available, or make additional ResponseDX® tests available; that we will be able to develop and commercialize tests of other types of cancer; or that we will be able to expand our testing service business.

We anticipate that over the next 12 months, a substantial portion of our capital resources and efforts will be focused on research and development to expand our series of diagnostic tests for cancer patients, sales and marketing activities related to our ResponseDX® diagnostic tests, and for other general corporate purposes.

Research and development expenses represented 2.7% and 8.0% of our total operating expenses for the three months ended March 31, 2011 and 2012, respectively. Major components of the $164,342 and $569,955 in research and development expenses for the three months ended March 31, 2011 and 2012, included supplies and reagents for our research activities, personnel costs, occupancy costs, equipment warranties and service, patent fees, insurance, business consulting and sample procurement costs.

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

Revenue Recognition

Pharmaceutical Revenue

Revenues that are derived from testing services provided to pharmaceutical companies are recognized on a contract specific basis pursuant to the terms of the related agreements. Revenue is recognized in accordance with ASC 605, Revenue Recognition, which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred and title and the risks and rewards of ownership have been transferred to the client or services have been rendered; (3) the price is fixed or determinable; and (4) collectability is reasonably assured.

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

ResponseDX® Revenue

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

License Fees

We have licensed technology for the extraction of RNA and DNA from FFPE tumor specimens from USC in exchange for royalty fees on revenue generated by use of this technology. These royalties are calculated as a fixed percentage of revenue that we generate from use of the technology licensed from USC. Total license fees expensed in cost of revenue under the royalty agreement to USC were $125,898 and $56,502 for the three months ended March 31, 2011 and 2012, respectively. We also maintain a non-exclusive license to use Roche’s polymerase chain reaction (PCR) processes. We pay Roche a fixed percentage royalty fee for revenue that we generate through use of this technology. Royalties expensed in cost of revenue under this agreement totaled $130,544 and $63,468 for the three months ended March 31, 2011 and 2012, respectively.

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

Accounts Receivable and Allowance for Doubtful Accounts

We invoice our pharmaceutical clients as specimens are processed and any other contractual obligations are met. Our contracts with pharmaceutical clients typically require payment within 45 days of the date of invoice. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our clients to make required payments. We specifically analyze accounts receivable and historical bad debts, client credit, current economic trends and changes in client payment trends when evaluating the adequacy of the allowance for doubtful accounts. Account balances are charged-off against the allowance when it is probable the receivable will not be recovered. To date, our clients have primarily been large pharmaceutical companies. As a result, bad debts to date have been minimal and there is no allowance for doubtful accounts for our pharmaceutical revenue at March 31, 2011 and 2012.

We bill Medicare and Private Payors for ResponseDX® upon completion of the required testing services. As such, we take assignment of benefits and the risk of collection with Medicare and Private Payors. We continue to monitor the collection history for Medicare and Private Payors.  Based on the historical experience for our Medicare and Private Payor accounts, we have determined that related accounts receivable associated with billings over one year old are unlikely to be collected.  Therefore, we have recorded an allowance for doubtful accounts of $838,750 as of December 31, 2012 and $986,048 as of March 31, 2012.

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

Results of Operations

Quarters Ended March 31, 2012 and March 31, 2011

Revenues:  Revenues were $3,981,644 for the quarter ended March 31, 2012, as compared to $5,927,575 for the quarter ended March 31, 2011, a decrease of $1,945,931, or 32.8%. The decrease was primarily due to a decrease in ResponseDX® revenue of $148,470 and pharmaceutical revenues of $1,798,705. ResponseDX® revenue accounted for 74.1% of total revenue for the quarter ended March 31, 2012 compared to 52.3% for the quarter ended March 31, 2011. ResponseDX® revenues decreased 4.8% for the quarter ended March 31, 2012, as compared to the quarter ended March 31, 2011.  For the quarter ended March 31, 2012, our two most significant pharmaceutical customers accounted for approximately 22.2% of our revenue, as compared to approximately 42% of our revenue for the quarter ended March 31, 2011.

Cost of Revenues:   Cost of revenue for the quarter ended March 31, 2012 was $2,700,858 as compared to $2,700,922 for the quarter ended March 31, 2011, a decrease of $64 or 0%.  This increase resulted primarily from increases in personnel costs of $149,061, lab supplies and reagent costs of $65,317, business consulting of $88,249, rent expense of $44,724, offset in part by a decrease in royalties of $121,084.  Cost of revenues as a percentage of revenues was 67.8% for the quarter ended March 31, 2012, as compared to 45.6% for the quarter ended March 31, 2011, a decrease of 22.2%.

Research and Development Expenses:   Research and development expenses were $569,955 for the quarter ended March 31, 2012, as compared to $164,342 for the quarter ended March 31, 2011, an increase of $405,613 or 246.8%.  This increase resulted primarily from increases in lab supplies of $151,344, personnel costs of $158,525, legal services of $108,372 and depreciation of $24,226, offset in part by a decrease in royalty expense of $15,386. We expect research and development expenses to increase as we continue work to develop additional aspects of our technology and to study diagnostic indicators for various forms of cancer.

General and Administrative Expenses:  General and administrative expenses were $2,358,450 for the quarter ended March 31, 2012, as compared to $1,877,346 for the quarter ended March 31, 2011, an increase of $481,106 or 25.6%.  This increase resulted primarily from increases in personnel costs of $165,880, legal fees of $75,765, consulting costs of $94,330, equipment maintenance of $61,476, bad debt expense of $115,707 and audit fees of $38,430, offset in part by a reduction in expense of billing fees of $54,279 and business taxes of $106,715.

Sales and Marketing Expenses:   Sales and marketing expenses were $1,453,807 for the quarter ended March 31, 2012, as compared to $1,439,125 for the quarter ended March 31, 2011, an increase of $14,682 or 1.0%.  The increase primarily resulted from increased sales and marketing activities for ResponseDX®, which included increases in personnel costs of $33,983 and business travel costs of $26,360, offset in part by decreases of expense for advertising of $41,000 and promotion events of $21,143.  We expect that sales and marketing costs will continue to increase as we expand our sales and marketing activities in order to gain clinical acceptance of our ResponseDX® assays.

Interest Income:   Interest income was $14 for the quarter ended March 31, 2012, compared with $52 for the same period in 2011. This $38 decrease was due to lower rates of return during the period ending March 31, 2012.

Income Taxes:   As of March 31, 2012 and 2011, since we have incurred substantial losses and have generated no taxable income a full valuation allowance has been recorded for the deferred tax assets since we do not believe the recoverability of the deferred income tax assets in the near future is more likely than not.

Liquidity and Capital Resources

We incurred net losses of $256,891 and $3,124,589 during the three months ended March 31, 2011 and 2012, respectively. Since our inception in September 1999, we have incurred cumulative losses and as of March 31, 2012, we had an accumulated deficit of $52,644,174. We have not yet achieved profitability and anticipate that we will likely incur additional losses for the next year. We cannot provide assurance as to when we will achieve profitability. We expect that our cash and cash equivalents will be used to fund our selling and marketing activities primarily related to our ResponseDX® tests, research and development, and general corporate purposes. As a result, we will need to generate significant revenues to achieve profitability.

The Company’s current operating plan includes various assumptions concerning the level and timing of cash receipts from product sales and cash outlays for operating expenses and capital expenditures.  The Company’s ability to successfully carry out its business plan is primarily dependent upon its ability to (1) obtain sufficient additional capital at acceptable costs, (2) attract and retain knowledgeable workers, and (3) generate significant revenues. The Company plans to seek additional financing and/or strategic investments; however, there can be no assurance that any additional financing or strategic investments will be available on acceptable terms, if at all.

Sales of Common Stock

Under the Company’s Articles of Incorporation, the Company has one class of common stock and its holders have no preemptive, subscription, redemption or conversion rights.  As described below and in Note 12 in the notes to Consolidated Financial Statements, the Company sold shares of its common stock during 2011 and during the first quarter of 2012.  In connection with certain of these offerings, the Company entered into registration rights agreements with the purchasers of the common shares.

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

July 2009 Private Placement

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

Under the Lansdowne Registration Rights Agreement, the Company was required to have the registration statement declared effective within 120 days after the private placement closed.  In addition, the Company is obligated to use commercially reasonable efforts (i) to cause the registration statement described above to remain continuously effective and (ii) to maintain the listing of the Company’s common stock on NASDAQ or other exchanges, as defined, for a period that that will terminate on the earlier of July 22, 2012, or the date on which Lansdowne has sold all of its shares of common stock.  The Company is also required to file with the SEC in a timely manner all reports and other documents required of the Company under the Securities Exchange Act of 1934, as amended (the “Exchange”). In the event the Company fails to satisfy its obligations under the Lansdowne Registration Rights Agreement, the Company would be in breach of said agreement, in which event Lansdowne would be entitled to pursue all rights and remedies at law or equity including an injunction or other equitable relief.  The Lansdowne Registration Rights Agreement does not provide an explicitly stated or defined penalty due upon a breach.  Because (i) the potential penalty for any breach of the Lansdowne Registration Rights Agreement is not explicitly stated or defined, which prohibits the Company from applying the guidance of ASC 825-20-15, Registration Payment Arrangements and (ii) complying will all filing requirements under the Exchange Act as described above is not solely within the Company’s control, the Company is required to present Lansdowne’s investment of $3,975,279 in the Company’s common stock as common stock outside of stockholders’ equity in the accompanying consolidated balance sheet under ASC 480-10-S99-3, Classification and Measurement of Redeemable Securities.

March 2010 Private Placement

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

In connection with the Private Placement, we also entered into a Registration Rights Agreement, dated March 5, 2010, with the purchasers (the “Registration Rights Agreement”) pursuant to which it agreed to file, within 45 days of the closing of the Private Placement, a registration statement with the SEC to register the shares for resale, which registration statement was required to become effective within 120 days following the closing.  We also granted certain "piggyback" registration rights to the purchasers which are triggered if we propose to file a registration statement for its own account or the account of one or more shareholders until the earlier of the sale of all of the shares or the shares becoming eligible for sale under Rule 144(b)(1) without restriction.

Pursuant to the Registration Rights Agreement dated March 5, 2010, the Company filed a registration statement with the SEC to register the 3,005,349 shares sold to Lansdowne, Greenway and Paragon for resale, which became effective on May 19, 2010 and which registrations statement is currently effective.

Under the Registration Rights Agreements with the purchasers, the Company is obligated to use commercially reasonable efforts to (i) cause the registration statement described above to remain continuously effective and (ii) to maintain the listing of Company’s common stock on NASDAQ or other exchanges, as defined, for a period that will terminate on the earlier of March 5, 2013 or the date on which the Purchasers have sold all shares of common stock.  The Company is also required to file with the SEC in a timely manner all reports and other documents required of the Company required of the Company under the Exchange Act.  In the event the Company fails to satisfy its obligations under the registration rights agreements, the Company would be in breach of said agreements, in which event, the purchases would be entitled to pursue all rights and remedies at law or equity including an injunction or other equitable relief. These registration rights agreements do not provide an explicitly stated or defined penalty due upon a breach.  Because (i) the potential penalty for any breach of these Registration Rights Agreement is not explicitly stated or defined, which prohibits the Company from applying the guidance of ASC 825-20-15, Registration Payment Arrangements and (ii) complying with all filing requirements under the Exchange Act as described above is not solely within the Company’s control, the Company  is required to present the investment of $3,879,403 in the Company’s common stock as common stock outside of stockholders’ equity in the accompanying consolidated balance sheet under ASC 480-10-S99-3, Classification and Measurement of Redeemable Securities

On January 18, 2012, the restrictions were removed on 3,658,676 shares purchased by Lansdowne Partners. These shares were reclassified to common stock from common stock classified outside of equity(deficit).

February 2012 Private Placement

On February 2, 2012, the Company entered into purchase agreements with various investors (collectively, the “Investors”) for the private placement of an aggregate of 5,257,267 newly-issued shares of the Company’s common stock (the “Shares”) at a purchase price of $1.50 per share (the “2012 Private Placement”). The Company raised $7,822,000, in net cash proceeds, in the 2012 Private Placement. The Investors participating in the 2012 Private Placement were various institutions and all officers and directors of the Company. The final closing of the 2012 Private Placement (the “Closing”) occurred on February 2, 2012.

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

Pursuant to the registration rights agreements dated February 2, 2012, the Company filed a registration statement with the SEC on April 30, 2012, to register the Shares for resale.

Under the Registration Rights Agreements with the Purchasers, the Company is obligated to use commercially reasonable efforts to (i) cause the registration statements described above to remain continuously effective and (ii) to maintain the listing of Company’s common stock on NASDAQ or other exchanges, as defined, for a period that will terminate on the earlier of February 2013, or the date on which the Purchasers have sold all shares of common stock.  The Company is also required to file with the SEC in a timely manner all reports and other documents required of the Company required of the Company under the 1934 Act.  In the event the Company fails to satisfy its obligations under the registration rights agreements, the Company would be in breach of said agreements, in which event, the Purchases would be entitled to pursue all rights and remedies at law or equity including an injunction or other equitable relief. These registration rights agreements do not provide an explicitly stated or defined penalty due upon a breach.  Because (i) the potential penalty for any breach of these Registration Rights Agreement is not explicitly stated or defined, which prohibits the Company from applying the guidance of ASC 825-20-15, Registration Payment Arrangements and (ii) complying with all filing requirements under the 1934 Act as described above is not solely within the Company’s control, the Company  is required to present the investment of approximately $7,884,400 in the Company’s common stock as common stock outside of stockholders’ equity in the accompanying consolidated balance sheet under ASC 480-10-S99-3, Classification and Measurement of Redeemable Securities .

Comparison of Cash Flows for the Three Months Ended March 31, 2012 and 2011

As of March 31, 2012, we had $5,670,560 in cash and cash equivalents, working capital of $5,559,932 and an accumulated deficit of $52,644,174.

Cash flows provided by operating activities

During the three months ended March 31, 2012, the Company used cash flows in operating activities of $3,436,408 compared to $1,996,743 used in the three months ended March 31, 2011.  The reasons for the increase in cash used in operating activities of $1,439,665 was due mainly to the increase in net loss the Company incurred for the period ending March 31, 2012.

Cash flows used in investing activities

Net cash used in investing activities was $273,293 for the three months ended March 31, 2012 and $172,585 for the three months ended March 31, 2011.  This increase was attributable to the additional need for property and equipment purchases in our laboratory and facility.

Cash flows used in financing activities

Cash flows from financing activities for the three months ended March 31, 2012 provided net cash of $7,680,478 relating to the sale of common stock.  Cash flows from financing activities for the three months ended March 31, 2011 provided net cash of $5,411 relating to the sale of common stock and a capital contribution.

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

ITEM 3. Qualitative and Quantitative Disclosures about Market Risk.

Not applicable

ITEM 4. Controls and Procedures.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Under the supervision, and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures were effective such that the material information required to be filed in this report is recorded, processed, summarized and reported within the required time periods specified in SEC rules and forms. This conclusion was based on the fact that the business operations to date have been limited and our Principal Executive Officer and Principal Financial Officer have had complete access to all records and financial information and have availed themselves of such access to ensure full disclosure.

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

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

The Company is, from time to time, involved in legal proceedings, regulatory actions, claims and litigation arising in the ordinary course of business. These matters are not expected to have a material adverse effect upon the Company’s financial condition.

ITEM 1A. Risk Factors

Not applicable

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4. Mine Safety Disclosures

Not applicable

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

RESPONSE GENETICS, INC.

DATE: May 14, 2012	By:	/s/ Thomas A. Bologna
Thomas A. Bologna
Chief Executive Officer (Principal Executive Officer)

DATE: May 14, 2012	By:	/s/ David O’Toole
David O’Toole
Chief Financial Officer (Principal Financial Officer)

