Form 10-Q
period 2012-06-30
RESPONSE GENETICS INC
filed 2012-08-14
CIK 1124608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☐ No ☒

On July 18, 2012, there were 24,797,625 shares of common stock, $.01 par value per share, issued and outstanding.

Response Genetics, Inc.

Form 10-Q

Table of Contents

		Page
		Number
Part I.	Financial Information

Item 1.	Financial Statements
	Consolidated Balance Sheets — December 31, 2011 and June 30, 2012 (Unaudited)	1

	Unaudited Consolidated Statements of Operations and Comprehensive Loss — Three and six months ended June 30, 2011 and 2012	2

	Unaudited Consolidated Statements of Cash Flows —Six months ended June 30, 2011 and 2012	3

	Notes to Unaudited Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Qualitative and Quantitative Disclosures About Market Risk	34

Item 4.	Controls and Procedures	34

Part II.	Other Information

Item 1.	Legal Proceedings	34

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3.	Defaults Upon Senior Securities	35

Item 4.	Mine Safety Disclosures	35

Item 5.	Other Information	35

Item 6.	Exhibits	35

Signatures		36
Exhibit Index

	EX-31.1 (Certification required under Section 302 of the Sarbanes-Oxley Act of 2002)
	EX-31.2 (Certification required under Section 302 of the Sarbanes-Oxley Act of 2002)
	EX-32 (Certification required under Section 906 of the Sarbanes-Oxley Act of 2002)

ii

RESPONSE GENETICS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2011	June 30, 2012
		(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,700,295	$2,562,262
Accounts receivable, net of allowance for doubtful accounts of $838,750 and $607,858 at December 31, 2011 and June 30, 2012, respectively.	4,047,059	4,022,555
Prepaid expenses and other current assets	991,351	639,044
Total current assets	6,738,705	7,223,861
Property and equipment, net	1,067,679	1,157,657
Intangible assets	44,423	99,477
Total assets	$7,850,807	$8,480,995
LIABILITIES, COMMON STOCK CLASSIFED OUTSIDE OF STOCKHOLDERS’ EQUITY (DEFICIT) AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$1,492,526	$1,203,525
Accrued expenses	1,149,741	297,639
Accrued royalties	738,832	488,721
Accrued payroll and related liabilities	1,362,689	1,126,297
Capital lease obligation current portion	149,253	154,989
Line of credit	1,000,000	1,000,000
Total current liabilities	5,893,041	4,271,171
Capital lease obligation, net of current portion	240,928	163,193
Total liabilities	6,133,969	4,434,364

Commitments and contingencies (Note 5)

Common stock classified outside of stockholders’ equity (deficit)	7,854,682	10,925,724

Stockholders’ equity (deficit)
Common stock, $0.01 par value; 50,000,000 shares authorized; 19,540,358 and 24,797,625 shares issued and outstanding at December 31, 2011 and June 30, 2012, respectively	134,327	170,914
Additional paid-in capital	43,514,591	48,593,311
Accumulated deficit	(49,519,585)	(55,373,835)
Accumulated other comprehensive loss	(267,177)	(269,483)
Total stockholders’ equity (deficit)	(6,137,844)	(6,879,093)
Total liabilities, common stock classified outside of stockholders’ equity (deficit) and stockholders’ equity (deficit)	$7,850,807	$8,480,995

The accompanying notes are an integral part of these consolidated financial statements.

RESPONSE GENETICS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended June 30,		Six Months Ended June 30
	2011	2012	2011	2012
Net revenue	$6,702,561	$3,835,006	$12,630,136	$7,816,651
Operating expenses:
Cost of revenue	2,800,904	2,426,118	5,501,826	5,126,976
Selling and marketing	1,417,460	1,495,321	2,856,586	2,949,128
General and administrative	2,347,217	1,920,563	4,224,562	4,279,013
Research and development	221,546	699,791	385,888	1,269,746
Total operating expenses	6,787,127	6,541,793	12,968,862	13,624,863
Operating loss	(84,566)	(2,706,787)	(338,726)	(5,808,212)
Other income (expense):
Interest expense	(2,792)	(22,882)	(5,575)	(46,059)
Interest income	14	8	66	21
Loss before income tax provision	(87,344)	(2,729,661)	(344,235)	(5,854,250)
Income tax provision	—	—	—	—
Net loss	$(87,344)	$(2,729,661)	$(344,235)	$(5,854,250)
Unrealized gain (loss) on foreign currency translation	(15,313)	(1,794)	(15,313)	(2,306)
Total comprehensive loss	$(102,657)	$(2,731,455)	$(359,548)	$(5,856,556)
Net loss per share — basic and diluted	$(0.00)	$(0.11)	$(0.02)	$(0.25)
Weighted-average shares — basic and diluted	18,699,898	23,873,270	18,699,898	23,873,270

The accompanying notes are an integral part of these consolidated financial statements.

RESPONSE GENETICS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2011	2012
Cash flows from operating activities:
Net loss	$(344,235)	$(5,854,250)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	171,985	230,131
Share-based compensation	497,052	521,384
Bad debt expense	299,931	307,265
Loss on sale of property and equipment	7,728	—
Changes in operating assets and liabilities:
Accounts receivable	(1,952,819)	(282,761)
Prepaid expenses and other current assets	374,295	352,307
Accounts payable	452,297	(289,001)
Accrued expenses	(655,818)	(852,102)
Accrued royalties	(293,336)	(250,111)
Accrued payroll and related liabilities	(62,201)	(236,392)
Deferred revenue	(758,115)	—
Net cash used in operating activities	(2,263,236)	(6,353,530)
Cash flows from investing activities:
Purchases of property and equipment	(681,410)	(375,163)
Cash flows from financing activities:
Net proceeds from issuance of common stock	2,179,535	7,664,965
Proceeds on exercise of stock options	5,411	—
Capital lease payments	—	(71,999)
Net cash provided by financing activities	2,184,946	7,592,966
Effect of foreign exchange rates on cash and cash equivalents	(38,437)	(2,306)
Net increase (decrease) in cash and cash equivalents	(798,137)	861,967
Cash and cash equivalents:
Beginning of period	4,120,074	1,700,295
End of period	$3,321,937	$2,562,262
Cash paid during the period for:
Interest	$5,575	$46,059

The accompanying notes are an integral part of these consolidated financial statements.

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization, Operations and Basis of Accounting

Response Genetics, Inc. (the “Company”) is a life sciences company engaged in the pharmacogenomic research, development, marketing and sale of tests for use in the diagnosis and treatment of cancer. The Company was incorporated in the state of Delaware on September 23, 1999 as Bio Type, Inc. and changed its name to Response Genetics, Inc. in August 2000. Pharmacogenomics is the science of how an individual’s genetic makeup relates to drug response. Tests based on pharmacogenomics facilitate the prediction of a response to drug therapy or survival following surgery based on an individual’s genetic makeup. In order to generate information from patient specimens for these tests, the Company developed and patented methods for maximizing the extraction and analysis of nucleic acids and, therefore, accessing the genetic information available from each patient sample. The Company’s platforms include analysis of single biomarkers using the polymerase chain reaction method, as well as global gene interrogation using microarray methods from paraffin or frozen tissue specimens. The Company primarily derives its revenue from the sale of its ResponseDX®  diagnostic testing products and by providing testing services to pharmaceutical companies in the United States, Asia and Europe.

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

Since its inception, the Company has devoted substantial effort in developing its products and has incurred losses and negative cash flows from operations. At June 30, 2012, the Company had an accumulated deficit of $55,373,835. The Company anticipates continued losses and negative cash flows as it funds its selling and marketing activities and research and development programs.

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

However, if events or circumstances occur such that the Company does not meet its operating plan as expected, in addition to seeking additional capital, the Company will most likely be required to reduce certain spending, which could have a material adverse effect on the Company’s ability to achieve its intended business objectives.  No adjustments have been made to the accompanying financial statements to reflect any of the matters discussed above.  The consolidated financial statements have been prepared on the basis that the Company will continue as a going concern.

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

2. Summary of Significant Accounting Policies

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Response Genetics, Ltd., a Scottish corporation, which was incorporated in November 2006. All significant intercompany transactions and balances have been eliminated in consolidation.

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity date of three months or less from the date of purchase to be cash equivalents. The carrying value of cash equivalents approximates fair value due to the short-term nature and liquidity of these instruments. The Company’s cash equivalents are comprised of cash on hand, deposits in banks and money market investments.

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies - (continued)

Accounts Receivable

Pharmaceutical Accounts Receivable

The Company invoices its clients as specimens are processed and any other contractual obligations are met. The Company’s contracts with clients typically require payment within 45 days of the date of invoice. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its clients to make required payments. The Company specifically analyzes accounts receivable and historical bad debts, client credit, current economic trends and changes in client payment trends when evaluating the adequacy of the allowance for doubtful accounts. Account balances are charged-off against the allowance when it is probable the receivable will not be recovered. To date, the Company’s pharmaceutical customers have primarily been large pharmaceutical companies. As a result, bad debts from clinical accounts receivable to date have been minimal. Pharmaceutical company accounts receivable as of December 31, 2011 and June 30, 2012 were $1,701,837 and $1,257,526, respectively.  There were no allowances for doubtful accounts recorded against these pharmaceutical accounts receivable at December 31, 2011 and June 30, 2012.

ResponseDX® Accounts Receivable

ResponseDX® accounts receivable are recorded from two primary payors: Medicare and third party and private payors (“Private Payors”).  ResponseDX® accounts receivable are recorded at established billing rates less an estimated billing adjustment, based on reporting models utilizing historical cash collection percentages and updated for current effective reimbursement factors.  Management performs ongoing valuations of accounts receivable balances based on management’s evaluation of historical collection experience and industry trends in order to record an allowance for doubtful accounts.  Based on the historical experience for the Company’s Medicare and Private Payor accounts, management has determined that related accounts receivable associated with billings over one year are unlikely to be collected.  Any outstanding receivable balance that is over one year old is written off. The Company’s bad debt expense for the three months ended June 30, 2011 and June 30, 2012, was $159,713 and $51,340, respectively, and $299,931 and $307,265 for the six months ended June 30, 2011 and 2012.

ResponseDX® accounts receivable as of December 31, 2011 and June 30, 2012, consisted of the following:

	December 31, 2011	June 30, 2012
		(Unaudited)
Net Medicare receivable	$506,308	$750,507
Net Private Payor receivable	2,634,838	2,622,380
Other	42,826	—
	3,183,972	3,372,887
Allowance for doubtful accounts	(838,750)	(607,858)
Total	$2,345,222	$2,765,029

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies - (continued)

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the double declining balance and straight-line methods over the estimated useful lives of the assets. The Company has determined the estimated useful lives of its property and equipment, as follows:

Laboratory equipment	5 to 7 years
Furniture and Equipment	5 to 7 years
Leasehold Improvements	Shorter of the useful life (5 to 7 years) or the lease term

Maintenance and repairs are charged to expense as incurred. The cost and accumulated depreciation of assets sold or otherwise disposed of are removed from the related accounts and the resulting gain or loss is reflected in the statements of operations. The Company has capitalized costs related to the development of database software (see Note 3). The portion of this database placed into service is amortized in accordance with ASC 350-40, Internal-Use Software. The amortization period is three years using the straight-line method.

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

ResponseDX ® Revenue

Revenues that are derived from ResponseDX® testing services are recognized in accordance with ASC 605, Revenue Recognition, which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred and title and the risks and rewards of ownership have been transferred to the client or services have been rendered.  (3) the price is fixed or determinable; and (4) collectability is reasonably assured. We record revenues when our tests have confirmed results which is evidence that the services have been performed.

Revenues are recorded on an accrual basis as the contractual obligations are completed and as a set of assays is processed through our laboratory under a specified contractual protocol.

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies - (continued)

Revenue Recognition – (continued)

ResponseDX® Private Payor and Medicare revenues are recorded on an accrual basis at established billing rates less an estimated billing adjustment, based on reporting models utilizing historical cash collection percentages and updated for current effective reimbursement factors. The Company’s Medicare provider number allows it to invoice and collect from Medicare. The Company’s invoicing to Medicare is primarily based on amounts allowed by Medicare for the service provided as defined by Common Procedural Terminology.

The following details ResponseDX® revenue for the three and six months ended June 30, 2011 and 2012:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	(Unaudited)		(Unaudited)
	2011	2012	2011	2012

Net Medicare revenue	$1,307,906	$1,306,989	$2,456,868	$2,767,307

Private Payor revenue	1,671,404	1,526,684	3,623,446	3,012,327

Other	5,529	512	4,797	6,353

Net ResponseDX® revenue	$2,984,839	$2,834,185	$6,085,111	$5,785,987

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies - (continued)

Revenue Recognition – (continued)

Cost-Containment Measures

Both government and private pay sources have instituted cost-containment measures designed to limit payments made to providers of health care services, which include diagnostic test providers such as the Company, and there can be no assurance that future measures designed to limit payments made to providers will not adversely affect the Company.

Regulatory Matters

A portion of the Company’s revenues are derived from Medicare reimbursement. Laws and regulations governing Medicare programs are complex and subject to interpretation, and the Company may be adversely affected by future governmental investigations, lawsuits or private actions which include mandatory damages, fines, penalties, criminal charges, loss of suspension of licenses and/or suspension or exclusion from Medicare and certain other governmental programs. The Company believes that it is in compliance with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing.

Medicare reimbursement rates are subject to regulatory changes and government funding restrictions. The Company is not aware of specific details related to any significant future rate changes that may occur in early 2013. However, significant changes to the reimbursement rates could have a material adverse effect on the Company’s operations.

Cost of Revenue

Cost of revenue represents the cost of materials, direct labor, royalties, costs associated with processing tissue specimens including pathological review, staining, microdissection, paraffin extraction, reverse transcription polymerase chain reaction, ALK Break Apart fluorescence in situ hybridization (FISH), quality control analyses, license fees and delivery charges necessary to render an individualized test result. Costs associated with performing tests are recorded as the tests are processed.

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

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies - (continued)

Research and Development

The Company expenses costs associated with research and development activities as incurred. Research and development costs are expensed as incurred in relation to direct costs that can be identified and classified as research and development costs. Certain costs such as lab supplies and reagents that cannot be specifically identified are allocated based on the number of samples processed in total by the lab and R&D departments in total. Research and development costs include employee costs (salaries, payroll taxes, benefits, and travel), equipment depreciation and warranties and maintenance, laboratory supplies, primers and probes, reagents, patent costs and occupancy costs.

Line of Credit

On July 14, 2011, the Company entered into a line of credit agreement with Silicon Valley Bank (the “Bank”). The line of credit is collateralized by the Company’s pharmaceutical and Medicare receivables. The maximum amount that can be borrowed from the credit line is $3,000,000. The amount the Company can draw from the loan is equal to the calculated borrowing base, which is 80% of the Company’s pharmaceutical accounts receivable that have not aged greater than 90 days. As of June 30, 2012, the amount available for the borrowing base is $1,178,264. As part of the line of credit the Bank will issue letters of credit up to a maximum amount of $500,000. Any issued letters of credit reduce the amount available to borrow under the line of credit on a dollar for dollar basis. The interest fees associated with this line of credit are set at the prime rate plus 1%. For the period ended June 30, 2012, the rate being charged to the Company was 5%. As needed from time to time, the Company may draw on this line for use for general corporate purposes. As of June 30, 2012 and December 31, 2011, the Company has drawn $1,000,000 against the line of credit and no letters of credit were outstanding. The line of credit is subject to various financial covenants and, as of June 30, 2012, the Company was not in compliance with certain covenants. Management is pursuing a cure of the violation and or a waiver of the violation from the Bank but as of the time of this filing the Company has not obtained a waiver. There is no guarantee that any violation could be cured or that the Bank would agree to a waiver. As of December 31, 2011, and June 30, 2012, the line of credit was classified as a current liability of the Company on the accompanying balance sheet.

From time to time the Company’s borrowing base under its Bank line of credit may decrease to a level where the Company is in an over-advance position. This occurred on one occasion during the second quarter of 2012 based on the May 2012 borrowing base, as a result of which the Company was required to repay $298,000 to the Bank. The Company drew down the same amount one week later once the June 2012 borrowing base was determined to be sufficiently higher than the May 2012 borrowing base, thereby giving the Company the capacity to borrow such additional amount.

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

ASC 740, Income Taxes, clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. As of December 31, 2011 and June 30, 2012, the Company does not have a liability for unrecognized tax benefits. The Company recognizes interest and penalties associated with tax matters as part of the income tax provision and includes accrued interest and penalties with the related tax liability in the balance sheet. For the period ended June 30, 2012 there were no interest or penalties recorded on the Consolidated Statement of Operations.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Stock Compensation, Share-Based Payment. Stock-based compensation expense for all stock-based compensation awards granted is based on the grant-date fair value estimated in accordance with the provisions of ASC 718.  The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting period. As further described in Note 7, certain awards granted to Thomas Bologna, the Company’s Chairman and Chief Executive Officer, were recognized based on an accelerated vesting basis triggered by market conditions rather than a straight-line basis.

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

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies - (continued)

Management Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates in these consolidated financial statements have been made for revenue, accounts receivable, allowances for contractual and doubtful accounts, impairment of long-lived assets, depreciation of property and equipment and stock-based compensation. Actual results could differ materially from those estimates.

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

Comprehensive Loss

The components of comprehensive loss are accumulated net loss and foreign currency translation adjustments for the three and six months ended June 30, 2011 and 2012.

Fair Value of Financial Instruments

Cash and cash equivalents are stated at cost, which approximates fair market value. Cash equivalents consist of money market accounts, with fair values estimated based on quoted market prices. For additional information see Note 12.

Sales and Marketing Costs

The Company markets its services through its advertising activities in trade publications and on-line. Advertising costs are included in selling and marketing expenses on the statements of operations and are expensed as incurred. Advertising costs for the three months ended June 30, 2011 and 2012 were $16,595 and $4,090, respectively and $66,477 and $12,971 for the six months ended June 30, 2011 and 2012, respectively.

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies - (continued)

Concentration of Credit Risk and Clients and Limited Suppliers

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has never experienced any losses related to these balances. All of the Company’s non-interest bearing cash balances were fully insured at June 30, 2012 due to a temporary federal program in effect from December 31, 2011 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning on January 1, 2013, federal insurance coverage is scheduled to revert to $250,000 per depositor at each financial institution, and the Company’s non-interest bearing cash balances may again exceed federally insured limits. There were no funds in interest-bearing accounts that exceeded the federally insured limits as of June 30, 2012. At June 30, 2012, $9,895 of cash was held outside of the United States and is uninsured.

Revenue sources that account for greater than 10 percent of total revenue are provided below.

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2012		2011		2012
	(Unaudited)				(Unaudited)
	Revenue	Percent of Total Revenue	Revenue	Percent of Total Revenue	Revenue	Percent of Total Revenue	Revenue	Percent of Total Revenue
GlaxoSmithKline and GlaxoSmithKline Biologicals	$3,080,349	46%	$235,917	6%	$5,581,038	44%	$955,004	12%

Medicare, net of contractual allowances	$1,307,906	20%	$1,306,989	34%	$2,456,869	19%	$2,767,307	35%

Customers that account for greater than 10 percent of accounts receivable are provided below.

	As of December 31, 2011		As of June 30, 2012
	(Unaudited)		(Unaudited)
	Receivable Balance	Percent of Total Receivables	Receivable Balance	Percent of Total Receivables

GlaxoSmithKline and GlaxoSmithKline Biologicals	$1,556,096	31%	$751,276	19%

Medicare, net of contractual allowances	$506,308	10%	$750,507	19%

Many of the supplies and reagents used in the Company’s testing process are procured from a limited number of suppliers. Any supply interruption or an increase in demand beyond the suppliers’ capabilities could have an adverse impact on the Company’s business. Management believes it could identify alternative sources, if necessary, but it is possible such sources may not be identified in sufficient time to avoid an adverse impact on the Company’s business. Refer also to Note 6 for further discussion regarding these supply agreements. The Company purchases certain laboratory supplies and reagents primarily from two suppliers and purchases from these two companies accounted for approximately 84% and 69% of the Company’s reagent purchases for the three months ended June 30, 2011 and 2012, respectively and approximately 75% and 69% for the six months ended June 30, 2011 and 2012, respectively.

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies - (continued)

Recent Accounting Pronouncements

Not Applicable

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3. Property and Equipment

Property and equipment consists of the following:

	December 31, 2011	June 30, 2012
		(Unaudited)
Laboratory equipment	$3,036,274	$3,206,292
Office furniture and equipment	716,363	757,073
Leasehold improvements	194,899	299,434
	3,947,536	4,262,800
Less: Accumulated depreciation	(2,879,858)	(3,105,143)
Total property and equipment, net	$1,067,679	$1,157,657

Internally developed software	$48,461	$108,362
Less: Accumulated amortization	(4,038)	(8,885)
Total intangible assets, net	$44,423	$99,477

Depreciation expense, included in cost of revenue, general and administrative expenses, and research and development expenses, for the three months ended June 30, 2011 and 2012 was $72,985 and $120,957, respectively, and $171,985 and $230,131 for the six months ended June 30, 2011 and 2012, respectively.

Capital Lease

The Company leases certain equipment that is recorded as capital leases. This equipment is included in property and equipment on the accompanying balance sheet as of June 30, 2012 as follows:

(Unaudited)
Capital leased equipment	$451,234
Less: Accumulated amortization	(133,052)
Capital leased equipment, net	$318,182

 Future minimum lease payments under capital leases as of June 30, 2012 are as follows:

Years ending December 31,	(Unaudited)
2012	$89,813
2013	175,548
2014	87,119
Total minimum lease payments	352,481
Less amount represented by interest	(34,299)
Less current portion	(154,989)
Capital lease obligation, net of current portion	$163,193

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

The following table sets forth the computation for basic and diluted loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
	(Unaudited)		(Unaudited)

Numerator:
Net loss	$(87,344)	$(2,729,661)	$(344,235)	$(5,854,250)
Numerator for basic and diluted earnings per share	$(87,344)	$(2,729,661)	$(344,235)	$(5,854,250)
Denominator:
Denominator for basic and diluted earnings per share — weighted-average shares	18,699,898	23,873,270	18,699,898	23,873,270
Basic and diluted loss per share	$(0.00)	$(0.11)	$(0.02)	$(0.25)

Outstanding stock options and warrants to purchase 1,861,556 shares and 1,777,099 shares for the periods ended June 30, 2011 and 2012, respectively, including 100,000 warrants, which were excluded from the calculation of diluted loss per share as their effect would have been antidilutive. As of June 30, 2012, all of the 100,000 warrants that were outstanding and exercisable had expired.

5. Commitments and Contingencies

Operating Leases

The Company leases 20,753 square feet of office and laboratory space in Los Angeles, California, under a noncancelable operating lease that will expire on June 30, 2013. The Company also leases 1,460 square feet of space in Frederick, Maryland, where administrative functions were performed until July 31, 2012. The Maryland lease expires on January 31, 2013. As described in Note 13, the Company is working with the landlord of the Maryland office to find a replacement tenant for the space so that the Company can be released from its obligations under this lease.

Rent expense, which is classified in cost of revenue, general and administrative, and research and development expenses was $127,764 and $171,034 for the three months ended June 30, 2011 and 2012, respectively, and $258,985 and $352,368 for the six months ended June 30, 2011 and 2012, respectively.

Future minimum lease payments by year and in the aggregate, under the Company’s noncancelable operating leases, consist of the following at June 30, 2012:

Period Ending June 30,	Unaudited
2012	$319,559
2013	309,560
Total	$629,119

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5. Commitments and Contingencies – (continued)

Guarantees

The Company enters into indemnification provisions under its agreements with other counterparties in its ordinary course of business, typically with business partners, clients and landlords. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities. These indemnification provisions generally survive termination of the underlying agreement. The Company reviews its exposure under these agreements no less than annually, or more frequently when events indicate. The Company believes the estimated fair value of these agreements is minimal as, historically, no payments have been made by the Company under these indemnification obligations. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2011 and June 30, 2012.

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

In consideration for this license, the Company agreed to pay USC royalties based on a percentage of the revenues generated by the use of RGI-1 and related technology.  Royalty expense relating to this agreement amounted to $132,913 and $75,938 for the three months ended June 30, 2011 and 2012, respectively and $258,811 and $132,440 for the six months ended June 30, 2011 and 2012, respectively.  Such expense is included in cost of revenue in the accompanying statements of operations.

License Agreement with Roche Molecular Systems (“Roche”)

In November 2004, the Company entered into a non-exclusive license to use Roche’s PCR processes. In consideration for these rights, the Company is obligated to pay royalties to Roche, based on a percentage of net sales of products or services that make use of the PCR technology. Royalty expense included in cost of revenue relating to this agreement amounted to $177,821 and $80,418 for the three months ended June 30, 2011 and 2012, respectively and $308,364 and $143,887 for the six months ended June 30, 2011 and 2012, respectively.

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6. License and Collaborative Agreements - (continued)

Services Agreement with Taiho Pharmaceutical Co., Ltd. (“Taiho”)

In July 2001, the Company entered into an agreement with Taiho pursuant to which it will provide Taiho with RGI-1 generated molecular-based tumor analyses for use in guiding chemotherapy treatment for cancer patients and for use in its business developing and marketing pharmaceutical and diagnostic products for use against cancer. Pursuant to the agreement, the Company appointed Taiho as the exclusive purchaser in Japan of tests and testing services based upon the RGI-1 using gene expression for (i) any one or the combination of specified molecular markers, (ii) the therapeutic use of specified compounds, or (iii) the diagnosis or therapeutic treatment of specified precancerous and cancerous diseases. The Company also granted Taiho the right to be a non-exclusive purchaser in Japan of tests and testing services based upon the RGI-1 using gene expression, other than those for which Taiho has exclusivity, for, (i) any one or combination of molecular markers, (ii) the therapeutic use of any compound or biological product against cancer, or (iii) the diagnosis or therapeutic treatment of precancerous and cancerous diseases.

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

Until its minimum purchasing obligations ended on December 31, 2011, Taiho was obligated to purchase a minimum amount of testing services from the Company each calendar quarter. Revenue recognized under this agreement was $346,825 and $292,675 for the three months ended June 30, 2011 and 2012, respectively and $645,100 and $536,800 for the six months ended June 30, 2011 and 2012, respectively.

Services Agreement with SmithKline Beecham Corporation (d.b.a. GlaxoSmithKline or “GSK”)

In January 2006, the Company entered into a master services agreement with GSK, a leading pharmaceutical manufacturer, pursuant to which the Company provides services in connection with profiling the expression of various genes from a range of human cancers. Under the agreement, the Company will provide GSK with testing services as described in individual protocols and GSK will pay the Company for such services based on the pricing schedule established for each particular protocol. GSK is obligated to make minimum annual payments to the Company under the agreement and also was obligated to make a non-refundable upfront payment to the Company, to be credited against work undertaken pursuant to the agreement. In January 2006, the Company received an upfront payment of $2,000,000, which was initially recorded as deferred revenue. There was no remaining deferred revenue balance associated with this agreement as of December 31, 2011 and June 30, 2012.

In December 2008, the Company amended and restated its master services agreement with GSK and extended the term of the agreement for a two-year period, with the option for the parties to extend the agreement for additional one-year periods, upon their mutual written agreement. In addition, the Company became a preferred provider to GSK and its affiliates of genetic testing services on a fee-for-service basis and, in anticipation of the services to be provided, GSK agreed to make a non-refundable upfront payment of approximately $1,300,000, which was received in January 2010.  There was no amount of deferred revenue balance associated with this agreement as of December 31, 2011 and June 30, 2012.

The Company recognized revenue of $1,509,955 and $145,100 relating to the GSK agreement for the three months ended June 30, 2011 and 2012, respectively and $2,522,266 and $222,577 for the six months ended June 30, 2011 and 2012, respectively.

Non-Exclusive License Agreement with GSK

In March 2010, the Company entered into a non-exclusive license agreement with GSK.  Under the agreement, the Company granted GSK a non-exclusive, sublicenseable license to its proprietary PCR analysis technology and diagnostic expertise to assess BRAF gene mutations in human tumor samples.  As part of the agreement, the Company received a non-refundable technology access fee in consideration for the transfer of the Company’s technology to GSK. The agreement also contains milestone provisions which would allow the Company to earn further payments from GSK.  The Company had not earned any milestone payments from GSK as of June 30, 2012.

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6. License and Collaborative Agreements - (continued)

Master Services Agreement with GlaxoSmithKline Biologicals (“GSK Bio”)

On July 26, 2012, the Company entered into a second amended and restated master services agreement with GSK Bio, the vaccine division of GSK. Pursuant to this agreement, which has an effective date of May 15, 2012, the Company will provide testing services for clinical trials and epidemiology studies relating to GSK Bio’s cancer immunotherapies. The Company will perform these testing services on a fee-for-service basis as embodied in written task orders. The agreement will expire on December 31, 2014, and is terminable by GSK Bio, without cause, upon 90 days’ written notice to the Company.

The Company recognized revenue of $1,570,394 and $90,817 relating to the services performed for GSK Bio for the three months ended June 30, 2011 and 2012, respectively, and $3,077,272 and $732,428 for the six months ended June 30, 2011 and 2012. There was no amount of deferred revenue balance associated with this agreement as of December 31, 2011 and June 30, 2012.

Collaboration Agreement with Shanghai BioChip Company, Ltd. (“SBC”)

On March 5, 2007, the Company entered into a collaboration agreement with SBC pursuant to which SBC provides exclusive testing services to the Company’s clients in China.

Pursuant to the agreement, the Company has granted SBC an exclusive license in China to provide services in China using the Company’s proprietary RNA extraction technologies. Subject to consent from USC, the Company granted SBC an exclusive sublicense to patents licensed from USC for distribution of testing services in China. In turn, SBC performs RNA extraction from FFPE tissue specimens exclusively for the Company during the term of the agreement.

This agreement had an initial term of five years, with an automatic renewal for an additional three-year term unless either party gives 90 days’ notice in advance of the renewal date of its intent not to renew. As of June 30, 2012, neither party has given notice of intent not to renew, and as such the agreement has been renewed for a successive three year period. Pursuant to the agreement, SBC receives a percentage of the gross margin, as defined in the agreement, collected from the Company’s clients in China as compensation for its testing services performed. For the three months ended June 30, 2011 testing services totaled $75,384, there were no testing services for the three months ended June 30, 2012, and $150,237 and $15,355 for the six months ended June 30, 2011 and 2012, respectively.

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

The collaboration agreement had an initial term expiring on June 30, 2010, with an automatic renewal for one year at the end of the original period under the same terms and conditions. Pursuant to the agreement, Hitachi performs certain testing services and receives a percentage of the revenue collected from the Company's clients in the Territory, which totaled $134,720 and $149,175 for the three months ended June 30, 2011 and 2012, respectively and $375,691 and $235,095 for the six months ended June 30, 2011 and 2012, respectively. The Company is currently in negotiations to terminate this agreement with effect prior to June 30, 2013.

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7. Stock Option Plans

In March 2000, the Company adopted a Stock Option Plan (the “2000 Stock Plan”) as approved by its Board of Directors. Under the 2000 Stock Plan, the Company granted options to acquire up to 1,600,000 shares of common stock. In connection with the adoption of the 2006 Employee, Director and Consultant Stock Plan, as further discussed below, the Company is to grant no additional options under the 2000 Stock Plan. Under the 2000 Stock Plan, there were options to purchase 190,000 shares that remained outstanding as of June 30, 2012. Although no more options may be granted under the 2000 Stock Plan, the terms of the 2000 Stock Plan continue to apply to all outstanding options. The Company also granted options to purchase 16,000 shares of common stock to two consultants which were granted under separate agreements outside of the 2000 Stock Plan.

On October 26, 2006, the Board of Directors of the Company approved, and on May 1, 2007, reapproved the adoption of the 2006 Employee, Director and Consultant Stock Plan (the “2006 Stock Plan”). The stockholders approved the 2006 Stock Plan on June 1, 2007. The initial number of shares which may be issued from time to time pursuant to the 2006 Stock Plan was 2,160,000 shares of common stock.  In addition, on the first day of each fiscal year of the Company during the period beginning in fiscal year 2008, and ending on the second day of fiscal year 2017, the number of shares that may be issued from time to time pursuant to the 2006 Stock Plan is increased by 200,000 shares.  The initial number of shares available for issuance of 2,160,000 increased by 200,000 in 2008, 2009, 2010 and 2011, resulting in the total number of shares that may be issued as of January 1, 2012 to be 2,960,000.  As of June 30, 2012, there were 1,367,840 options available for grant under the 2006 Stock Plan.

Employee options vest according to the terms of the specific grant and expire 10 years from the date of grant. Non-employee option grants to date typically vest over a 2 to 3 year period. The Company had 1,592,160 options outstanding at a weighted average exercise price of $2.87 at June 30, 2012. There were 680,976 non-vested stock options outstanding with a weighted average grant date fair value of $1.85 at June 30, 2012.  As of June 30, 2012, there was $581,295 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2006 Stock Plan.  That cost is expected to be recognized over a weighted-average period of 2.75 years.

Except for the certain grants of restricted common stock and common stock options containing market conditions as described below, the Company estimated share-based compensation expense for the three months ended June 30, 2011 and 2012 using the Black-Scholes model with the following weighted average assumptions:

	Three Months Ended June 30,
	2011	2012
Risk free interest rate	2.22 -2.89%	0.88%
Expected dividend yield	—	—
Expected volatility	118 - 120%	71.86%
Expected term **(in years)	5.31 - 6.25	6.02
Forfeiture rate	7.1%	7.0%

** Expected term is calculated using SAB 107, Simplified Formula. Management has concluded that the use of the simplified method for calculating the expected term of its common stock option grants is appropriate.

The following table summarizes the stock option activity for the 2006 Plan for the six months ended June 30, 2012:

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2011	1,870,846	$3.67	7.40	$66,976
Granted (Unaudited)	423,500	$1.82	9.68
Exercised (Unaudited)	—	$—
Forfeited (Unaudited)	(702,186)	$4.37
Outstanding, June 30, 2012 (Unaudited)	1,592,160	$2.87	7. 86	$—
Exercisable, June 30, 2012 (Unaudited)	911,184	$3.63	6.75	$—

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2011 and 2012 was $1.80 and $1.47, respectively.

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7. Stock Option Plans – (continued)

The following table provides additional information regarding options outstanding under the 2006 Plan as of June 30, 2012 (Unaudited):

	Options Outstanding		Options Exercisable
Exercise Price	Number of Options	WA Remaining Contractual Term	Number of Options	WA Remaining Contractual Term
$1.32	30,000	9.4565	—	—
1.35	188,691	6.9596	185,823	6.9596
1.65	50,000	9.9138	1,042	9.9138
1.66	74,750	9.2868	—	0.0000
1.67	229,000	9.4373	—	0.0000
1.86	110,000	9.7385	—	0.0000
2.06	110,000	9.7358	6,876	9.7358
2.21	100,000	7.8439	75,000	7.8439
2.25	112,500	8.7830	112,500	8.7830
2.35	80,500	8.4310	80,500	8.4310
2.71	106,875	8.0356	57,096	8.0356
3.05	66,000	6.2149	58,503	6.2149
3.15	33,066	5.9630	33,066	5.9630
3.24	11,500	5.8754	11,500	5.8754
3.80	11,500	5.7604	11,500	5.7604
4.29	11,500	5.1499	11,500	5.1499
7.00	266,278	4.9391	266,278	4.9391
	1,592,160	7.8608	911,184	6.7532

Stock-based compensation expense was classified as follows in the results of operation:

	Three Months Ended June 30,		Six Months Ended June 30,
	(Unaudited)		(Unaudited)
	2011	2012	2011	2012
Cost of revenue	$87,297	$17,547	$162,180	$34,237
Research and development	6,905	9,943	11,367	12,423
Sales and marketing	4,986	13,693	13,244	28,060
General and administrative	191,657	155,193	310,261	446,664
Totals	$290,845	$196,376	$497,052	$521,384

Thomas Bologna was appointed Chief Executive Officer of the Company on December 21, 2011, and in connection with his appointment, Mr. Bologna was awarded stock options outside of the 2006 Stock Plan. Pursuant to the employment agreement between the Company and Mr. Bologna, dated December 21, 2011, and in reliance on NASDAQ Listing Rule 5636(c), the Company granted Mr. Bologna (i) a stock option to purchase 600,000 shares of the Company’s common stock, which vests monthly over 36 months from the date of grant, subject to his continued employment with the Company, (ii) a stock option to purchase 300,000 shares of the Company’s common stock, which vests in two equal installments on the first day of the 18th and 36th calendar months from the date of grant, subject to his continued employment with the Company, or if earlier, the date on which the 30-day trailing average closing price of the Company’s common stock equals or exceeds $1.80, and (iii) 270,000 shares of restricted shares of common stock of the Company, which vest on the date on which the 30-day trailing average closing price of the Company’s common stock equals or exceeds $2.40. The exercise price of the stock options is $1.20 per share, the closing price of the Company’s common stock on the day prior to the date of grant. The expense recognized in connection with these grants was approximately $103,332 for the three months ended June 30, 2012.

Since the restricted shares of common stock grant vests upon attainment of a target price for the Company’s common stock and each tranche of the 300,000 share common stock option grant can vest sooner than the stated vesting dates based upon attainment of a target price for the Company’s common stock, these awards are deemed to include market conditions for purposes of determining the valuation and accounting for the awards. Accordingly, the fair value of the restricted shares of common stock grant and each tranche of the 300,000 share common stock option grant that Mr. Bologna received was determined using a Monte-Carlo simulation model to simulate the Company’s stock prices in the future that would trigger or not trigger the market conditions. For these awards containing market conditions, the compensation amount will be attributed over the service date unless vesting occurs sooner due to achieving the market condition.

The following table summarizes, the awards to Mr. Bologna:

Type	Grant Date	Number of Awards	Intrinsic Value as of June 30, 2012	Exercise Price	Options Exercisable	Remaining Contractual Term
Restricted Shares of Common Stock	12/21/2011	270,000		—	—	—
Options	12/21/2011	600,000	$252,000	$1.20	100,000	2.5
Options	12/21/2011	300,000		$1.20	300,000	—

During the first quarter of 2012, Mr. Bologna’s stock award of 300,000 shares met the conditions for vesting in that the 30-day trailing average closing price of the Company’s common stock exceeded $1.80. The Company recognized expense of $129,000 for the vesting of this tranche of options for Mr. Bologna’s stock awards for the three months ended June 30, 2012.

8. Common Stock Warrants

The Company issues warrants to purchase common shares of the Company either as compensation for services or as additional incentive for investors who may purchase common stock. The value of warrants issued for compensation is accounted for as a non-cash expense to the Company at the fair value of the warrants issued.

In June 2007, in conjunction with the initial public offering, the Company issued 100,000 warrants to purchase 100,000 shares of its common stock at an exercise price of $7.70 to the underwriters as part of the initial public offering. There were no warrants granted during the three months ended June 30, 2011 and 2012.  As of June 30, 2012, all of the warrants that were outstanding and exercisable had expired.

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

The following enterprise wide disclosure was prepared on a basis consistent with the preparation of the consolidated financial statements. The following tables contain certain financial information by geographic area:

	Three Months Ended June 30,		Six Months Ended June 30,
Net Revenue:	2011	2012	2011	2012
	(Unaudited)		(Unaudited)
United States	$4,785,895	$3,323,484	$8,907,764	$6,419,393
Europe	1,570,394	137,717	3,077,272	779,328
Japan	346,272	373,805	645,100	617,930
	$6,702,561	$3,835,006	$12,630,136	$7,816,651

Long-lived assets:	December 31, 2011	June 30, 2012
		(Unaudited)
United States	$1,112,102	$1,257,134

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

11. Private Placements

May 2011 Registered Offering of Common Stock

On May 6, 2011, the Company issued 1,175,512 shares of its common stock at a price of $1.99 per share in a registered direct public offering to certain institutional investors and received net proceeds of approximately $2.2 million from the sales, after deducting its estimated offering expenses. The securities issued with this financing were registered under the Securities Act of 1933, as amended. The shares were issued pursuant to a prospectus supplement dated May 4, 2011 and an accompanying prospectus dated January 6, 2011, pursuant to the Company’s existing effective shelf registration statement on Form S-3 (File No. 333-171266), which was filed with the Securities and Exchange Commission on December 17, 2010 and declared effective by the SEC on January 6, 2011.

Common stock classified outside of stockholders’ equity (deficit)

March 2010 Private Placement

On March 5, 2010, the Company entered into a purchase agreement with certain affiliates of and funds managed by Lansdowne Partners Limited Partnership (“Lansdowne”), Greenway Capital Partners and Paragon Associates for the private placement of 3,005,349 newly-issued shares of the Company’s common stock at a per share price of $1.31.  The closing of the sale of the shares occurred on March 5, 2010.  In connection with the acquisition of the shares, the purchasers were granted certain preemptive rights permitting them to maintain their percentage ownership interests in connection with future issuances of the Company’s capital stock, subject to various exceptions and limitations.  Lansdowne participated in the Private Placement by electing to exercise the preemptive rights granted to it pursuant to the purchase agreement by and between the Company and Lansdowne, dated July 22, 2009. Net proceeds received from this financing were approximately $3,879,403.

In connection with the private placement, the Company also entered into a registration rights agreement, dated March 5, 2010, with the purchasers pursuant to which it agreed to file, within 45 days of the closing of the private placement, a registration statement with the SEC to register the shares for resale, which registration statement was required to become effective within 120 days following the closing.  The Company also granted certain "piggyback" registration rights to the purchasers which are triggered if the Company proposes to file a registration statement for its own account or the account of one or more shareholders until the earlier of the sale of all of the shares or the shares becoming eligible for sale under Rule 144(b)(1) without restriction.

Pursuant to the registration rights agreement, dated March 5, 2010, the Company filed a registration statement with the SEC to register the 3,005,349 shares sold to Lansdowne, Greenway and Paragon for resale, which became effective on May 19, 2010 and which registration statement remained effective as of June 30, 2012.

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

On January 18, 2012, the Company removed the restrictions on 3,658,676 shares purchased by Lansdowne and reclassified the shares to common stock from common stock classified outside of equity(deficit).

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

11. Private Placements – (continued)

February 2012 Private Placement

On February 2, 2012, the Company entered into purchase agreements with various investors (collectively, the “Investors”) for the private placement of an aggregate of 5,257,267 newly-issued shares of the Company’s common stock (the “Shares”) at a purchase price of $1.50 per share (the “2012 Private Placement”). Net cash proceeds raised in the 2012 Private Placement were approximately $7,822,000. The Investors participating in the 2012 Private Placement were various institutions and all officers and directors of the Company. The final closing of the 2012 Private Placement (the “Closing”) occurred on February 2, 2012.

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

Pursuant to the registration rights agreements dated February 2, 2012, the Company filed a registration statement with the SEC on April 30, 2012, to register the Shares for resale. This registration statement became effective on May 17, 2012 and remained effective as of June 30, 2012.

Under the registration rights agreements with the Investors, the Company is obligated to use commercially reasonable efforts to (i) cause the registration statements described above to remain continuously effective and (ii) to maintain the listing of Company’s common stock on NASDAQ or other exchanges, as defined, for a period that will terminate on the earlier of February 2013, or the date on which the Purchasers have sold all shares of common stock.  The Company is also required to file with the SEC in a timely manner all reports and other documents required of the Company required of the Company under the Exchange Act.  In the event the Company fails to satisfy its obligations under the registration rights agreements, the Company would be in breach of said agreements, in which event, the Investors would be entitled to pursue all rights and remedies at law or equity including an injunction or other equitable relief. These registration rights agreements do not provide an explicitly stated or defined penalty due upon a breach.  Because (i) the potential penalty for any breach of these registration rights agreement is not explicitly stated or defined, which prohibits the Company from applying the guidance of ASC 825-20-15, Registration Payment Arrangements and (ii) complying with all filing requirements under the Exchange Act as described above is not solely within the Company’s control, the Company  is required to present the investment of approximately $7,884,400 in the Company’s common stock as common stock outside of stockholders’ equity in the accompanying consolidated balance sheet under ASC 480-10-S99-3, Classification and Measurement of Redeemable Securities .

As of December 31, 2011 and June 30, 2012, a total of $7,854,682 and $10,925,724 of common stock was classified outside of stockholders’ equity (deficit), respectively.

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

As of June 30, 2012, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis, including its cash and cash equivalents. The fair value of these assets and liabilities was determined using the following inputs in accordance with ASC 820 at June 30, 2012:

	Fair Value Measurement as of June 30, 2012 (Unaudited)
	Total	Level 1	Level 2	Level 3
Description	$	$	$	$
Money market accounts (1)	10,000	10,000	-	-

(1)	Included in cash and cash equivalents on the accompanying consolidated balance sheet.

13. Subsequent Events

Under the Non-Exclusive License Agreement, dated March 5, 2010, between GlaxoSmithKline, LLC and the Company, the Company is entitled to receive specified milestone payments upon the achievement of certain milestone events.  On July 27, 2012, one of these payment triggering events occurred and as a result the Company was paid $500,000 on August 10, 2012.

As referenced in Note 5, the Company leases 1,460 square feet of office space in Frederick, Maryland, where certain administrative functions were performed. The Company moved the administrative functions performed out of this office primarily to its Los Angeles facilities and closed the Maryland office on July 31, 2012. The Company is working with the landlord of the Maryland office to find a replacement tenant for the space so that the Company can be released from its obligations under this lease.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward Looking Statements

Except for the historical information contained herein, this Quarterly Report on Form 10-Q contains or may contain, among other things, certain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management. When used in this report, the words “expects,” “anticipates,” “intends,” “estimates,” “plans,” “may,” “will,” “believes,” and similar expressions are intended to identify forward-looking statements although not all forward-looking statements contain these identifying words. These are statements that relate to future periods and include statements about our expectation that, for the foreseeable future, a significant amount of our revenues will be derived from ResponseDX sales; our ability to maintain revenue from pharmaceutical clients; the factors that may impact our financial results; the extent of our net losses and our ability to achieve sustained profitability; our business strategy and our ability to achieve our strategic goals; our expectations regarding revenues from ResponseDX® products; the amount of future revenues that we may derive from Medicare patients; the potential or intent to enter into distribution arrangements; our ability to sustain or increase demand for our tests; our sales forces’ capacity to sell our tests; plans for the development of additional tests; our expectation that our research and development, general and administrative and sales and marketing expenses will increase and our anticipated uses of those funds; our ability to comply with the requirements of a public company; our ability to attract and retain qualified employees; our compliance with federal and state regulatory requirements; the potential impact resulting from the regulation of our tests by the U.S. Food and Drug Administration; the impact of new or changing policies or regulation of our business; our belief that we have filed adequate patent and trademark applications to protect our intellectual property rights; the impact of accounting pronouncements and our accounting policies, estimates, assumptions or models on our financial results; and anticipated challenges to our business.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes to the financial statements included elsewhere in this Quarterly Report on Form 10-Q as of June 30, 2012 and our audited financial statements for the year ended December 31, 2011 included in our Annual Report on Form 10-K previously filed with the Securities and Exchange Commission. This discussion contains forward-looking statements that relate to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward looking statements.

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

Our approach to achieving this goal is to provide a range of oncology diagnostic testing services, focusing on solid tumors, which include technical laboratory services and professional interpretation of laboratory test results by licensed pathologists. In addition, we provide services to pharmaceutical companies and research organizations, including development of diagnostics and clinical trial testing services.

ResponseDX®

The outcome of cancer chemotherapy is highly variable due to genetic differences among patients. Some patients respond well with tumor shrinkage and increase in life span. Other patients do not obtain benefit from the same therapy but may still experience toxic side effects as well as delay in effective treatment and psychological trauma.

Many chemotherapy regimens are administered without any pre-selection of patients on the basis of their particular genetics. However recent development of very sensitive molecular technologies has enabled researchers to identify and measure genetic factors in patients’ tissues that can predict the probability of success or failure of many currently used anti-cancer agents. In order to increase the chances of a better chemotherapy outcome for cancer patients, we have and continue to develop genetic tests that measure predictive factors for tumor response in tumor tissue samples. We offer tests for non-small cell lung cancer, colorectal cancer and gastric and gastroesophageal, and melanoma cancer patients’ tumor tissue specimens through our ResponseDX: Lung®, ResponseDX: Colon® and ResponseDX: Gastric® and ResponseDX: Melanoma™ test suites. These test results may help doctors and patients decide the best course of treatment for patients.

Our ResponseDX® tests are commercially available through our laboratory located in Los Angeles, California, which is certified under the Clinical Laboratory Improvement Amendment of 1988.

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

Research and development expenses represented 3.3% and 10.7% of our total operating expenses for the three months ended June 30, 2011 and 2012, respectively and 3.0% and 9.3% for the six months ended June 30, 2011 and 2012, respectively. Major components of the $221,546 and $699,791 in research and development expenses for the three months ended June 30, 2011 and 2012, and $385,888 and $1,269,746 for the six months ended June 30, 2011 and 2012, respectively, include supplies and reagents for our research activities, personnel costs, occupancy costs, equipment warranties and service, patent fees, insurance, business consulting and sample procurement costs.

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

Revenues are recorded on an accrual basis as the contractual obligations are met and as a set of assays is processed through the Company’s laboratory under a specified contractual protocol and are recorded on the date the tests are resulted. Certain contracts have minimum assay requirements that, if not met, result in payments that are due upon the completion of the designated period. In these cases, revenues are recognized when the end of the specified contract period is reached, if the minimum assay requirements are not met.

ResponseDX® Revenue

Net revenue for the Company’s diagnostic services is recognized on an accrual basis at the time discreet diagnostic tests are completed. Each test performed relates to a specimen encounter derived from a patient, and received by the Company on a specific date (such encounter is commonly referred to as an “accession”). The Company’s services are billed to various payors, including Medicare, private health insurance companies, healthcare institutions, and self-pay patients. The Company reports net revenue from contracted payors, including certain private health insurance companies, and healthcare institutions based on the contracted rate, or in certain instances, the Company’s estimate of the amount expected to be collected for the services provided. For billing to Medicare, the Company uses the published fee schedules, net of standard discounts (commonly referred to as “contractual allowances”). The Company reports net revenue from non-contracted payors, including certain private health insurance companies, based on the amount expected to be collected for the services provided.

The Company has its Medicare provider number which allows it to invoice and collect from Medicare. Invoicing to Medicare is primarily based on amounts allowed by Medicare for the service provided as defined by Common Procedural Terminology codes.

License Fees

We have licensed technology for the extraction of RNA and DNA from FFPE tumor specimens from USC in exchange for royalty fees on revenue generated by use of this technology. These royalties are calculated as a fixed percentage of revenue that we generate from use of the technology licensed from USC. Total license fees expensed in cost of revenue under the royalty agreement to USC were $132,913 and $75,938 for the three months ended June 30, 2011 and 2012, respectively and $258,811 and $132,440 for the six months ended June 30, 2011 and 2012, respectively. We also maintain a non-exclusive license to use Roche’s PCR processes. We pay Roche a fixed percentage royalty fee for revenue that we generate through use of this technology. Royalties expensed in cost of revenue under this agreement totaled $177,821 and $80,418 for the three months ended June 30, 2011 and 2012, respectively and $308,364 and $143,887 for the six months ended June 30, 2011 and 2012, respectively.

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

Accounts Receivable and Allowance for Doubtful Accounts

We invoice our pharmaceutical clients as specimens are processed and any other contractual obligations are met. Our contracts with pharmaceutical clients typically require payment within 45 days of the date of invoice. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our clients to make required payments. We specifically analyze accounts receivable and historical bad debts, client credit, current economic trends and changes in client payment trends when evaluating the adequacy of the allowance for doubtful accounts. Account balances are charged-off against the allowance when it is probable the receivable will not be recovered. To date, our pharmaceutical clients have primarily been large pharmaceutical companies. As a result, bad debts to date have been minimal and there is no allowance for doubtful accounts for our pharmaceutical revenue at June 30, 2011 and 2012.

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

An allowance for doubtful accounts is recorded for estimated uncollectible amounts due from the Company’s various payor groups. The process for estimating the allowance for doubtful accounts involves significant assumptions and judgments. Specifically, the allowance for doubtful accounts is adjusted periodically, and is principally based upon an evaluation of historical collection experience of accounts receivable for the Company’s various payor classes. After appropriate collection efforts, accounts receivable are written off and deducted from the allowance for doubtful accounts. Additions to the allowance for doubtful accounts are charged to bad debt expense. The payment realization cycle for certain governmental and managed care payors can be lengthy involving denial, appeal, and adjudication processes, and is subject to periodic adjustments that may be significant. Therefore, we have recorded an allowance for doubtful accounts of $838,750 as of December 31, 2011 and $607,858 as of June 30, 2012.

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

Results of Operations

Quarters Ended June 30, 2012 and June 30, 2011

Revenues:  Revenues were $3,835,006 for the quarter ended June 30, 2012, as compared to $6,702,561 for the quarter ended June 30, 2011, a decrease of $2,867,555. The decrease was primarily due to a decrease in pharmaceutical revenues of $2,748,655 and a decrease in ResponseDX® revenue of $150,653. ResponseDX® revenue accounted for 73.9% of total revenue for the quarter ended June 30, 2012 compared to 44.5% for the quarter ended June 30, 2011. ResponseDX® revenues decreased 5.0% for the quarter ended June 30, 2012, as compared to the quarter ended June 30, 2011.  For the quarter ended June 30, 2012, our two most significant pharmaceutical customers accounted for approximately 13.7% of our revenue, as compared to approximately 46% of our revenue for the quarter ended June 30, 2011.

Cost of Revenues:   Cost of revenue for the quarter ended June 30, 2012 was $2,426,118 as compared to $2,800,904 for the quarter ended June 30, 2011, a decrease of $374,786 or 13.4%.  This decrease resulted primarily from decreases in lab supplies and reagent costs of $140,426, royalties of $131,601, business consulting of $87,862, legal fees of $133,095, travel costs of $29,798, offset in part by an increase in personnel costs of $162,142.  Cost of revenues as a percentage of revenues was 63.3% for the quarter ended June 30, 2012, as compared to 41.8% for the quarter ended June 30, 2011, an increase of 21.5%.

Research and Development Expenses:   Research and development expenses were $699,791 for the quarter ended June 30, 2012, as compared to $221,546 for the quarter ended June 30, 2011, an increase of $478,245 or 215.9%.  This increase resulted primarily from increases in lab supplies of $276,873, personnel costs of $148,099, legal services of $71,432 and business consulting of $24,821. We expect research and development expenses to increase as we continue work to develop additional aspects of our technology and to study diagnostic indicators for various forms of cancer.

General and Administrative Expenses:  General and administrative expenses were $1,920,563 for the quarter ended June 30, 2012, as compared to $2,347,217 for the quarter ended June 30, 2011, a decrease of $426,654 or 18.2%.  This decrease resulted primarily from decreases in personnel costs of $7,568, legal fees of $58,054, billing fees of $102,958, business taxes of $118,398, bad debt expense of $108,373, travel costs of $41,085 and audit fees of $35,983, offset in part by an increase in foreign currency loss of $75,631.

Sales and Marketing Expenses:   Sales and marketing expenses were $1,495,321 for the quarter ended June 30, 2012, as compared to $1,417,460 for the quarter ended June 30, 2011, an increase of $77,861 or 5.5%.  The increase primarily resulted from increased sales and marketing activities for ResponseDX®, which included increases in consulting costs of $73,351, business travel costs of $16,977, and meeting expenses of $25,827, offset in part by decreases of expense for advertising of $12,505 and personnel costs of $40,821.  We expect that sales and marketing costs will continue to increase as we expand our sales and marketing activities in order to gain clinical acceptance of our ResponseDX® assays.

Income Taxes:   As of June 30, 2012 and 2011, since we have incurred substantial losses and have generated no taxable income, a full valuation allowance has been recorded for the deferred tax assets since we do not believe the recoverability of the deferred income tax assets in the near future is more likely than not.

Six Months Ended June 30, 2012 and June 30, 2011

Revenues:  Revenues were $7,816,651 for the six months ended June 30, 2012, as compared to $12,630,136 for the six months ended June 30, 2011, a decrease of $4,813,485.     The decrease was primarily due to a decrease in pharmaceutical revenue of $4,514,347 and a decrease in ResponseDX® revenue of $299,123.  For the six months ended June 30, 2012, our two most significant pharmaceutical customers accounted for approximately 19.1% of our revenue, as compared to approximately 45% of our revenue for the six months ended June 30, 2011.

Cost of Revenues:   Cost of revenues for the six months ended June 30, 2012 were $5,126,976 as compared to $5,501,826 for the six months ended June 30, 2011, a decrease of $374,850 or 6.8%.  This decrease resulted primarily from decreases in lab supplies and reagent costs of $75,916, royalties of $253,415, legal services of $208,470 and relocation costs of $25,324, offset in part by an increase in personnel costs of $309,581 and facility rent of $87,483.  Cost of revenues as a percentage of revenues was 65.6% for the six months ended June 30, 2012, as compared to 43.6% for the six months ended June 30, 2011, an increase of 22%.

Research and Development Expenses:  Research and development expenses were $1,269,746 for the six months ended June 30, 2012, as compared to $385,888 for the six months ended June 30, 2011, an increase of $883,858 or 229%.  This increase resulted primarily from increases in personal costs of $308,247, consulting costs of $35,870 lab supplies and reagent costs of $429,026, and legal costs of $179,995. We expect research and development expenses to increase as we continue to work to develop additional aspects of our technology and to study diagnostic indicators for various forms of cancer.

General and Administrative Expenses:  General and administrative expenses were $4,279,013 for the six months ended June 30, 2012, as compared to $4,224,562 for the six months ended June 30, 2011, an increase of $54,451 or 1.3%.  This increase resulted primarily from increases in personnel costs of $158,311, business consulting $87,447, equipment maintenance of $40,416 and foreign currency translation of $80,803 offset by decreases in business taxes of $224,910 and billing services of $157,238.

Sales and Marketing Expenses:  Sales and marketing expenses were $2,949,128 for the six months ended June 30, 2012, as compared to $2,856,586 for the six months ended June 30, 2011, an increase of $92,542 or 3.2%.  This increase primarily resulted from increased sales and marketing activities for ResponseDX®, which included increases in business travel of $43,336 and business consulting of $73,351, offset by decreases in personnel costs of $6,838. We expect that sales and marketing costs will continue to increase as we expand our sales and marketing activities in order to gain clinical acceptance of our ResponseDX® assays.

Income Taxes:   As of June 30, 2012 and 2011, since we have incurred substantial losses and have generated no taxable income, a full valuation allowance has been recorded for the deferred tax assets since we do not believe the recoverability of the deferred income tax assets in the near future is more likely than not.

Liquidity and Capital Resources

We incurred net losses of $87,344 and $2,729,661 during the three months ended June 30, 2011 and 2012, respectively. Since our inception in September 1999, we have incurred cumulative losses and as of June 30, 2012, we had an accumulated deficit of $55,373,835. We have not yet achieved profitability and anticipate that we will likely incur additional losses for the next year. We cannot provide assurance as to when we will achieve profitability. As of June 30, 2012, we had $2,562,262 in cash and cash equivalents and working capital of $2,952,690. In the six months ended June 30, 2012, we used cash flows in operating activities of $6,353,530. We expect that our cash and cash equivalents will continue to be used to fund our selling and marketing activities primarily related to our ResponseDX® tests, research and development, and general corporate purposes. As a result, we will need to generate significant revenues to achieve profitability.

The Company’s current operating plan includes various assumptions concerning the level and timing of cash receipts from product sales and cash outlays for operating expenses and capital expenditures.  The Company’s ability to successfully carry out its business plan is primarily dependent upon its ability to (1) obtain sufficient additional capital at acceptable costs, (2) attract and retain knowledgeable workers, and (3) generate significant revenues. At this time, the Company expects to satisfy its future cash needs primarily through additional financing and/or strategic investments. The Company is currently seeking such additional financing and/or strategic investments; however, there can be no assurance that any additional financing or strategic investments will be available on acceptable terms, if at all. If the Company is unable to timely and successfully raise additional capital and/or achieve profitability, it will not have sufficient capital resources to implement its business plan or continue its operations.

Sales of Common Stock

Under the Company’s Articles of Incorporation, the Company has one class of common stock and its holders have no preemptive, subscription, redemption or conversion rights.  As described below and in Note 11 in the notes to Consolidated Financial Statements, the Company sold shares of its common stock during 2011 and during the first quarter of 2012.  In connection with certain of these offerings, the Company entered into registration rights agreements with the purchasers of the common shares which give such purchasers certain registration rights.

May 2011 Registered Offering of Common Stock

On May 6, 2011, the Company issued 1,175,512 shares of its common stock at a price of $1.99 per share in a registered direct public offering to certain institutional investors and received net proceeds of approximately $2.2 million from the sales, after deducting its estimated offering expenses. The securities issued with this financing were registered under the Securities Act of 1933, as amended. The shares were issued pursuant to a prospectus supplement dated May 4, 2011 and an accompanying prospectus dated January 6, 2011, pursuant to the Company’s existing effective shelf registration statement on Form S-3 (File No. 333-171266), which was filed with the SEC on December 17, 2010 and declared effective by the SEC on January 6, 2011.

Common stock classified outside of stockholders’ equity (deficit)

March 2010 Private Placement

On March 5, 2010, we entered into a purchase agreement with certain affiliates of and funds managed by Lansdowne (“Lansdowne”), Greenway Capital Partners and Paragon Associates for the private placement of 3,005,349 newly-issued shares of our common stock at a per share price of $1.31.  The closing of the sale of the shares occurred on March 5, 2010.  In connection with the acquisition of the shares, the purchasers were granted certain preemptive rights permitting them to maintain their percentage ownership interests in connection with future issuances of our capital stock, subject to various exceptions and limitations.  Lansdowne participated in the private placement by electing to exercise the preemptive rights granted to it pursuant to the purchase agreement by and between the Company and Lansdowne, dated July 22, 2009. Net proceeds received from this financing were approximately $3,879,403.

In connection with the private placement, we also entered into a registration rights agreement, dated March 5, 2010, with the purchasers pursuant to which it agreed to file, within 45 days of the closing of the private placement, a registration statement with the SEC to register the shares for resale, which registration statement was required to become effective within 120 days following the closing.  We also granted certain "piggyback" registration rights to the purchasers which are triggered if we propose to file a registration statement for its own account or the account of one or more shareholders until the earlier of the sale of all of the shares or the shares becoming eligible for sale under Rule 144(b)(1) without restriction.

Pursuant to the registration rights agreement dated March 5, 2010, the Company filed a registration statement with the SEC to register the 3,005,349 shares sold to Lansdowne, Greenway and Paragon for resale, which became effective on May 19, 2010 and which registration statement remained effective as of June 30, 2012.

Under the registration rights agreements dated March 5, 2010, the Company is obligated to use commercially reasonable efforts to (i) cause the registration statement described above to remain continuously effective and (ii) to maintain the listing of Company’s common stock on NASDAQ or other exchanges, as defined, for a period that will terminate on the earlier of March 5, 2013 or the date on which the purchasers have sold all shares of common stock.  The Company is also required to file with the SEC in a timely manner all reports and other documents required of the Company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In the event the Company fails to satisfy its obligations under the registration rights agreements, the Company would be in breach of said agreements, in which event, the purchasers would be entitled to pursue all rights and remedies at law or equity including an injunction or other equitable relief. These registration rights agreements do not provide an explicitly stated or defined penalty due upon a breach.  Because (i) the potential penalty for any breach of these registration rights agreement is not explicitly stated or defined, which prohibits the Company from applying the guidance of ASC 825-20-15, Registration Payment Arrangements and (ii) complying with all filing requirements under the Exchange Act as described above is not solely within the Company’s control, the Company  is required to present the investment of $3,879,403 in the Company’s common stock as common stock outside of stockholders’ equity in the accompanying consolidated balance sheet under ASC 480-10-S99-3, Classification and Measurement of Redeemable Securities.

On January 18, 2012, the restrictions were removed on 3,658,676 shares purchased by Lansdowne, including all of the shares purchased by Lansdowne in the March 2010 private placement, and these shares were reclassified to common stock from common stock classified outside of equity (deficit).

February 2012 Private Placement

On February 2, 2012, the Company entered into purchase agreements with various investors (collectively, the “Investors”) for the private placement of an aggregate of 5,257,267 newly-issued shares of the Company’s common stock (the “Shares”) at a purchase price of $1.50 per share (the “2012 Private Placement”). Net cash proceeds raised in the 2012 Private Placement were approximately $7,822,000. The Investors participating in the 2012 Private Placement were various institutions and all officers and directors of the Company. The final closing of the 2012 Private Placement (the “Closing”) occurred on February 2, 2012.

In connection with the 2012 Private Placement, the Company also entered into registration rights agreements, each dated February 2, 2012, with the Investors pursuant to which the Company agreed to file, within 90 days of the Closing, a registration statement with the SEC to register the Shares for resale, which registration statement was required to become effective within 180 days following the Closing. The Company also granted the Investors certain “piggyback” registration rights, which are triggered if the Company proposes to file a registration statement for its own account or the account of one or more shareholders until the earlier of the sale of all of the Shares or the Shares becoming eligible for sale under Rule 144(b)(1) without restriction.

Pursuant to the registration rights agreements dated February 2, 2012, the Company filed a registration statement with the SEC on April 30, 2012, to register the Shares for resale. This registration statement became effective on May 17, 2012 and remained effective as of June 30, 2012.

Under the registration rights agreements dated February 2, 2012, the Company is obligated to use commercially reasonable efforts to (i) cause the registration statements described above to remain continuously effective and (ii) to maintain the listing of Company’s common stock on NASDAQ or other exchanges, as defined, for a period that will terminate on the earlier of February 2, 2013, or the date on which the Investors have sold all shares of common stock.  The Company is also required to file with the SEC in a timely manner all reports and other documents required of the Company required of the Company under the Exchange Act.  In the event the Company fails to satisfy its obligations under the registration rights agreements, the Company would be in breach of said agreements, in which event, the Investors would be entitled to pursue all rights and remedies at law or equity including an injunction or other equitable relief. These registration rights agreements do not provide an explicitly stated or defined penalty due upon a breach.  Because (i) the potential penalty for any breach of these registration rights agreement is not explicitly stated or defined, which prohibits the Company from applying the guidance of ASC 825-20-15, Registration Payment Arrangements and (ii) complying with all filing requirements under the Exchange Act as described above is not solely within the Company’s control, the Company  is required to present the investment of approximately $7,884,400 in the Company’s common stock as common stock outside of stockholders’ equity in the accompanying consolidated balance sheet under ASC 480-10-S99-3, Classification and Measurement of Redeemable Securities.

Comparison of Cash Flows for the Six Months Ended June 30, 2012 and 2011

As of June 30, 2012, we had $2,562,262 in cash and cash equivalents, working capital of $2,952,690 and an accumulated deficit of $55,373,835. As of June 30, 2011, we had $3,321,937 in cash and cash equivalents, working capital of $5,603,105 and an accumulated deficit of $44,161,397.

Cash flows provided by operating activities

During the six months ended June 30, 2012, the Company used cash flows in operating activities of $6,353,530 compared to $2,263,236 used in the six months ended June 30, 2011.  The primary reason for the increase in cash used in operating activities of $4,090,294 was the increase in net loss the Company incurred for the six-month period ended June 30, 2012 compared to the six-month period ended June 30, 2011. The net loss for the Company was primarily driven by a decrease in pharmaceutical revenue of $4,514,347 and a decrease in ResponseDX® revenue of $299,123.

Cash flows used in investing activities

Net cash used in investing activities was $375,163 for the six months ended June 30, 2012 compared to $681,410 for the six months ended June 30, 2011.  This decrease was primarily attributable to a reduced need for property and equipment purchases in our laboratory and facility.

Cash flows used in financing activities

Cash flows from financing activities for the six months ended June 30, 2012 provided net cash of $7,592,966 relating to the sale of common stock.  Cash flows from financing activities for the six months ended June 30, 2011 provided net cash of $2,184,946 relating to the sale of common stock and a capital contribution.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 3. Qualitative and Quantitative Disclosures about Market Risk.

Not applicable.

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

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

The Company is, from time to time, involved in legal proceedings, regulatory actions, claims and litigation arising in the ordinary course of business. These matters are not expected to have a material adverse effect upon the Company’s financial condition.

ITEM 1A. Risk Factors

Not applicable.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

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

RESPONSE GENETICS, INC.

DATE: August 14, 2012	By:	/s/ Thomas A. Bologna
Thomas A. Bologna
Chief Executive Officer (Principal Executive Officer)

DATE: August 14, 2012	By:	/s/ David O’Toole
David O’Toole
Chief Financial Officer (Principal Financial Officer)

