Form 10-Q
period 2012-09-30
RESPONSE GENETICS INC
filed 2012-11-14
CIK 1124608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission file number: 001-33509

RESPONSE GENETICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	11-3525548
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

1640 Marengo St., 6th Floor, Los Angeles, California	90033
(Address of principal executive offices)	(Zip Code)

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

Large Accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

On November 13, 2012, there were 32,797,625 shares of common stock, $.01 par value per share, issued and outstanding.

Response Genetics, Inc.

Form 10-Q

Table of Contents

		Page
		Number
Part I.	Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheets — December 31, 2011 and September 30, 2012 (Unaudited)	1

	Unaudited Consolidated Statements of Operations and Comprehensive Loss — Three and nine months ended September 30, 2011 and 2012	2

	Unaudited Consolidated Statements of Cash Flows —Nine months ended September 30, 2011 and 2012	3

	Notes to Unaudited Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Qualitative and Quantitative Disclosures About Market Risk	32

Item 4.	Controls and Procedures	32

Part II.	Other Information

Item 1.	Legal Proceedings	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3.	Defaults Upon Senior Securities	33

Item 4.	Mine Safety Disclosures	33

Item 5.	Other Information	33

Item 6.	Exhibits	33

Signatures		34
Exhibit Index

	EX-31.1 (Certification required under Section 302 of the Sarbanes-Oxley Act of 2002)
	EX-31.2 (Certification required under Section 302 of the Sarbanes-Oxley Act of 2002)
	EX-32 (Certification required under Section 906 of the Sarbanes-Oxley Act of 2002)

ii

RESPONSE GENETICS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2011	September 30, 2012
		(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,700,295	$10,839,201
Accounts receivable, net of allowance for doubtful accounts of $838,750 and $864,419 at December 31, 2011 and September 30, 2012, respectively.	4,047,059	4,383,958
Prepaid expenses and other current assets	991,351	447,494
Total current assets	6,738,705	15,670,653
Property and equipment, net	1,045,287	1,026,562
Intangible assets	66,815	464,010
Total assets	$7,850,807	$17,161,225
LIABILITIES, COMMON STOCK CLASSIFED OUTSIDE OF STOCKHOLDERS’ EQUITY (DEFICIT) AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$1,492,526	$1,348,241
Accrued expenses	1,149,741	412,390
Accrued royalties	738,832	692,631
Accrued payroll and related liabilities	1,362,689	1,029,017
Capital lease obligation, current portion	149,253	158,821
Line of credit	1,000,000	1,000,000
Deferred revenue	-	803,481
Total current liabilities	5,893,041	5,444,581
Capital lease obligation, net of current portion	240,928	122,021
Total liabilities	6,133,969	5,566,602

Commitments and contingencies (Note 5)

Common stock classified outside of stockholders’ equity (deficit)	7,854,682	19,575,724

Stockholders’ equity (deficit)
Common stock, $0.01 par value; 50,000,000 shares authorized; 19,540,358 and 32,797,625 shares issued and outstanding at December 31, 2011 and September 30, 2012, respectively	134,327	172,414
Additional paid-in capital	43,514,591	48,904,324
Accumulated deficit	(49,519,585)	(56,789,324)
Accumulated other comprehensive loss	(267,177)	(268,515)
Total stockholders’ equity (deficit)	(6,137,844)	(7,981,101)
Total liabilities, common stock classified outside of stockholders’ equity (deficit) and stockholders’ equity (deficit)	$7,850,807	$17,161,225

The accompanying notes are an integral part of these consolidated financial statements.

RESPONSE GENETICS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended September 30,		Nine Months Ended September 30
	2011	2012	2011	2012
Net revenue	$5,100,649	$5,403,537	$17,730,785	$13,220,188
Operating expenses:
Cost of revenue	2,538,176	2,768,894	8,040,003	7,895,870
Selling and marketing	1,251,054	1,195,988	4,107,639	4,145,115
General and administrative	2,268,517	2,407,544	6,493,079	6,686,559
Research and development	452,734	426,105	838,622	1,695,851
Total operating expenses	6,510,481	6,798,531	19,479,343	20,423,395
Operating loss	(1,409,832)	(1,394,994)	(1,748,558)	(7,203,207)
Other income (expense):
Interest expense	(5,804)	(20,497)	(11,379)	(66,556)
Interest income	96	3	162	24
Net loss	$(1,415,540)	$(1,415,488)	$(1,759,775)	$(7,269,739)
Unrealized gain (loss) on foreign currency translation	(25,593)	968	(25,593)	(1,338)
Total comprehensive loss	$(1,441,133)	$(1,414,520)	$(1,785,368)	$(7,271,077)
Net loss per share — basic and diluted	$(0.07)	$(0.05)	$(0.09)	$(0.29)
Weighted-average shares — basic and diluted	19,537,232	26,362,842	18,979,010	24,709,185

The accompanying notes are an integral part of these consolidated financial statements.

RESPONSE GENETICS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2011	2012
Cash flows from operating activities:
Net loss	$(1,759,775)	$(7,269,739)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	262,591	348,284
Share-based compensation	703,771	683,897
Bad debt expense	460,883	897,182
Loss on sale of property and equipment	7,728	—
Asset impairment	157,241	—
Changes in operating assets and liabilities:
Accounts receivable	(823,671)	(1,211,800)
Prepaid expenses and other current assets	148,244	520,632
Accounts payable	(46,697)	(144,285)
Accrued expenses	(787,047)	(737,351)
Accrued royalties	(331,803)	(46,201)
Accrued payroll and related liabilities	(174,863)	(333,672)
Deferred revenue	(1,133,316)	803,481
Net cash used in operating activities	(3,316,714)	(6,489,572)
Cash flows from investing activities:
Purchases of property and equipment	(287,995)	(312,477)
Purchases and capitalization of software	(69,159)	(414,277)
Net cash used in investing activities	(357,154)	(726,754)
Cash flows from financing activities:
Net proceeds from issuance of common stock	2,179,535	16,464,965
Proceeds on exercise of stock options	5,411	—
Capital lease payments	(16,041)	(109,339)
Net cash provided by financing activities	2,168,905	16,355,626
Effect of foreign exchange rates on cash and cash equivalents	(83,102)	(394)
Net increase (decrease) in cash and cash equivalents	(1,588,065)	9,138,906
Cash and cash equivalents:
Beginning of period	4,120,074	1,700,295
End of period	$2,532,009	$10,839,201
Cash paid during the period for:
Interest	$11,379	$66,556

The accompanying notes are an integral part of these consolidated financial statements.

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization, Operations and Basis of Accounting

Response Genetics, Inc. (the “Company”) is a life sciences company engaged in the pharmacogenomic research, development, marketing and sale of tests for use in the diagnosis and treatment of cancer. The Company was incorporated in the state of Delaware on September 23, 1999 as Bio Type, Inc. and changed its name to Response Genetics, Inc. in August 2000. Pharmacogenomics is the science of how an individual’s genetic makeup relates to drug response. Tests based on pharmacogenomics facilitate the prediction of a response to drug therapy or survival following surgery based on an individual’s genetic makeup. In order to generate information from patient specimens for these tests, the Company developed and patented methods for maximizing the extraction and analysis of nucleic acids and, therefore, accessing the genetic information available from each patient sample. The Company’s platforms include analysis of single biomarkers using the polymerase chain reaction method, as well as global gene interrogation using microarray methods from paraffin or frozen tissue specimens. The Company continues to also expand its platforms utilizing multiple approaches thereby providing what the Company believes is better patient care. The Company primarily derives its revenue from the sale of its ResponseDX® diagnostic testing products and by providing testing services to pharmaceutical companies in the United States, Asia and Europe.

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

Since its inception, the Company has devoted substantial effort in developing its products and has incurred losses and negative cash flows from operations. At September 30, 2012, the Company had an accumulated deficit of $56,789,324. The Company anticipates continued losses and negative cash flows as it funds its selling and marketing activities and research and development programs.

The Company’s current operating plan includes various assumptions concerning the level and timing of cash receipts from product sales and cash outlays for operating expenses and capital expenditures.  The Company’s ability to successfully carry out its business plan is primarily dependent upon its ability to (1) obtain sufficient capital at acceptable costs, (2) attract and retain knowledgeable workers, and (3) generate significant revenues.

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

Reclassification

Certain reclassifications have been made to prior period amounts to conform to current period presentation. These reclassifications did not have an impact on the Company’s financial condition as of December 31, 2011 nor statement of operations for the period ended September 30, 2011.

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

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (continued)

Accounts Receivable

Pharmaceutical Accounts Receivable

The Company invoices its clients as specimens are processed and any other contractual obligations are met. The Company’s contracts with clients typically require payment within 45 days of the date of invoice. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its clients to make required payments. The Company specifically analyzes accounts receivable and historical bad debts, client credit, current economic trends and changes in client payment trends when evaluating the adequacy of the allowance for doubtful accounts. Account balances are charged-off against the allowance when it is probable the receivable will not be recovered. To date, the Company’s pharmaceutical customers have primarily been large pharmaceutical companies. As a result, bad debts from pharmaceutical accounts receivable to date have been minimal. Pharmaceutical company accounts receivable as of December 31, 2011 and September 30, 2012 were $1,701,837 and $1,423,646, respectively.  There were no allowances for doubtful accounts recorded against these pharmaceutical accounts receivable at December 31, 2011 and September 30, 2012.

ResponseDX® Accounts Receivable

ResponseDX® accounts receivable are recorded from two primary payors: Medicare and third party and private payors (“Private Payors”).  ResponseDX® accounts receivable are recorded at established billing rates less an estimated billing adjustment, based on reporting models utilizing historical cash collection percentages and updated for current effective reimbursement factors.  Management performs ongoing valuations of accounts receivable balances based on management’s evaluation of historical collection experience and industry trends in order to record an allowance for doubtful accounts.  Based on the historical experience for the Company’s Medicare and Private Payor accounts, management has determined that related accounts receivable associated with billings over one year are unlikely to be collected.  Any outstanding receivable balance that is over one year old is written off. The Company’s bad debt expense for the three months ended September 30, 2011 and 2012, was $160,952 and $589,917, respectively, and $460,883 and $897,128 for the nine months ended September 30, 2011 and 2012.

ResponseDX® accounts receivable as of December 31, 2011 and September 30, 2012, consisted of the following:

	December 31, 2011	September 30, 2012
		(Unaudited)
Net Medicare receivable	$506,308	$774,237
Net Private Payor receivable	2,634,838	3,050,494
Other	42,826	—
	3,183,972	3,824,731
Allowance for doubtful accounts	(838,750)	(864,419)
Total	$2,345,222	$2,960,312

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

ResponseDX® Revenue

Revenues that are derived from ResponseDX® testing services are recognized in accordance with ASC 605, Revenue Recognition , which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred and title and the risks and rewards of ownership have been transferred to the client or services have been rendered.  (3) the price is fixed or determinable; and (4) collectability is reasonably assured. We record revenues when our tests have confirmed results which is evidence that the services have been performed.

Revenues are recorded on an accrual basis as the contractual obligations are completed and as a set of assays is processed through our laboratory under a specified contractual protocol.

ResponseDX® Private Payor and Medicare revenues are recorded on an accrual basis at established billing rates less an estimated billing adjustment, based on reporting models utilizing historical cash collection percentages and updated for current effective reimbursement factors. The Company’s Medicare provider number allows it to invoice and collect from Medicare. The Company’s invoicing to Medicare is primarily based on amounts allowed by Medicare for the service provided as defined by Common Procedural Terminology (“CPT”).

The following details ResponseDX® revenue for the three and nine months ended September 30, 2011 and 2012:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	(Unaudited)		(Unaudited)
	2011	2012	2011	2012

Net Medicare revenue	$1,572,807	$1,227,893	$4,029,675	$3,995,200

Private Payor revenue	1,765,753	1,795,723	5,389,199	4,814,403

Other	2,076	-	6,873	-

Net ResponseDX® revenue	$3,340,636	$3,023,616	$9,425,747	$8,809,603

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

Medicare reimbursement rates are subject to regulatory changes and government funding restrictions. The Company is aware of public comments and associated commentary related to future rate changes that may occur in early 2013. Significant changes to the reimbursement rates could have a material adverse effect on the Company’s operations.

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

Line of Credit

On July 14, 2011, the Company entered into a line of credit agreement with Silicon Valley Bank (the “Bank”). The agreement has been amended most recently on September 28, 2012. The line of credit is collateralized by the Company’s pharmaceutical and Medicare receivables. The amended maximum amount that can be borrowed from the credit line is $2,000,000. The amount the Company can draw from the loan is equal to the calculated borrowing base, which is 80% of the Company’s pharmaceutical accounts receivable that have not aged greater than 90 days. As of September 30, 2012, the amount available for the borrowing base is fixed at $1,500,000 until November 30, 2012. As part of the line of credit the Bank will issue letters of credit up to a maximum amount of $500,000. Any issued letters of credit reduce the amount available to borrow under the line of credit on a dollar for dollar basis. The interest fees associated with this line of credit are set at the prime rate plus 1%. For the period ended September 30, 2012, the rate being charged to the Company was 5%. As needed from time to time, the Company may draw on this line for use for general corporate purposes. As of December 31, 2011 and September 30, 2012, the Company has drawn $1,000,000 against the line of credit and no letters of credit were outstanding. The line of credit is subject to various financial covenants and, as of September 30, 2012, the Company was not in compliance with certain covenants. The September 28, 2012 amendment provided forbearance for the failure to comply with these certain covenants through November 30, 2012, and the amendment modified the covenants to include a requirement that the Company maintain account balances at the Bank totaling a minimum of $4,000,000 during the forbearance period. Management intends to utilize the forbearance period to restructure the line of credit agreement and any related covenant compliance issues. As of December 31, 2011, and September 30, 2012, the line of credit was classified as a current liability of the Company on the accompanying balance sheet. However, there can be no assurance that the Company will be able to restructure the line of credit agreement during the forbearance period on terms acceptable to the Company, or at all, nor can there be any assurance that the Company will be able to resolve all such covenant compliance issues during the forbearance period.

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

ASC 740, Income Taxes , clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. As of December 31, 2011 and September 30, 2012, the Company does not have a liability for unrecognized tax benefits. The Company recognizes interest and penalties associated with tax matters as part of the income tax provision and includes accrued interest and penalties with the related tax liability in the balance sheet. For the period ended September 30, 2012 there were no interest or penalties recorded on the Consolidated Statement of Operations.

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

The Company accounts for equity instruments issued to non-employees in accordance with ASC 505, Equity . Under ASC 505, stock option awards issued to non-employees are measured at fair value using the Black-Scholes option-pricing model and recognized pursuant to a performance model.

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies - (continued)

Management Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates in these consolidated financial statements have been made for revenue, allowances for contractual and doubtful accounts, impairment of long-lived assets, depreciation of property and equipment and stock-based compensation. Actual results could differ materially from those estimates.

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

Comprehensive Loss

The components of comprehensive loss are accumulated net loss and unrealized foreign currency translation adjustments for the three and nine months ended September 30, 2011 and 2012.

Fair Value of Financial Instruments

For cash and cash equivalents, accounts receivable, accounts payable, capital lease obligations and the line of credit the carrying amount approximates fair market value. Cash equivalents consist of money market accounts, with fair values estimated based on quoted market prices. For additional information see Note 12.

Advertising Costs

The Company markets its services through its advertising activities in trade publications and on-line. Advertising costs are included in selling and marketing expenses on the statements of operations and are expensed as incurred. Advertising costs for the three months ended September 30, 2011 and 2012 were $16,985 and $655, respectively and $83,462 and $13,626 for the nine months ended September 30, 2011 and 2012, respectively.

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies - (continued)

Concentration of Credit Risk and Clients and Limited Suppliers

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has never experienced any losses related to these balances. All of the Company’s non-interest bearing cash balances were fully insured at September 30, 2012 due to a temporary federal program in effect from December 31, 2011 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning on January 1, 2013, federal insurance coverage is scheduled to revert to $250,000 per depositor at each financial institution, and the Company’s non-interest bearing cash balances may again exceed federally insured limits. There were no funds in interest-bearing accounts that exceeded the federally insured limits as of September 30, 2012. At September 30, 2012, $8,053 of cash was held outside of the United States and is uninsured.

Revenue sources that account for greater than 10 percent of total revenue are provided below.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2012		2011		2012
	(Unaudited)				(Unaudited)
	Revenue	Percent of Total Revenue	Revenue	Percent of Total Revenue	Revenue	Percent of Total Revenue	Revenue	Percent of Total Revenue
GlaxoSmithKline	$356,594	7%	$777,571	14%	$2,878,860	16%	$1,000,147	8%

GlaxoSmithKline Biologicals	$1,109,112	22%	$886,945	16%	$4,186,385	24%	$1,619,372	12%

Medicare, net of contractual allowances	$1,572,807	31%	$1,227,893	23%	$4,029,676	23%	$3,995,200	30%

Customers that account for greater than 10 percent of gross accounts receivable are provided below.

	As of December 31, 2011		As of September 30, 2012
	( Unaudited )		( Unaudited )
	Receivable Balance	Percent of Total Receivables	Receivable Balance	Percent of Total Receivables

GlaxoSmithKline	$476,526	10%	$275,553	5%

GlaxoSmithKline Biologicals	$1,079,570	22%	$276,206	5%

Medicare, net of contractual allowances	$506,308	10%	$774,237	15%

Many of the supplies and reagents used in the Company’s testing process are procured from a limited number of suppliers. Any supply interruption or an increase in demand beyond the suppliers’ capabilities could have an adverse impact on the Company’s business. Management believes it could identify alternative sources, if necessary, but it is possible such sources may not be identified in sufficient time to avoid an adverse impact on the Company’s business. Refer also to Note 6 for further discussion regarding these supply agreements. The Company purchases certain laboratory supplies and reagents primarily from two suppliers and purchases from these two companies accounted for approximately 76% and 71% of the Company’s reagent purchases for the three months ended September 30, 2011 and 2012, respectively and approximately 75% and 70% for the nine months ended September 30, 2011 and 2012, respectively.

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3. Property and Equipment and Intangible Assets

Property and equipment and intangible assets consist of the following:

	December 31, 2011	September 30, 2012
		(Unaudited)
Laboratory equipment	$3,036,274	$3,208,449
Office furniture and equipment	624,859	660,626
Leasehold improvements	194,899	299,434
	3,856,032	4,168,509
Less: Accumulated depreciation	(2,810,745)	(3,141,947)
Total property and equipment, net	$1,045,287	$1,026,562

Purchased software	$91,505	$445,881
Internally developed software	48,461	108,362
	139,966	554,243
Less: Accumulated amortization	(73,151)	(90,233)
Total intangible assets, net	$66,815	$464,010

Intangible assets are carried at the cost to obtain them. Internally developed intangible assets are amortized using the straight-line method over the estimated useful life of five years. At September 30, 2012, the Company had not yet begun amortizing purchase software costs related to a new laboratory information management system because it had not yet been implemented. The Company expects to deploy the laboratory information management system in early 2013. Depreciation and amortization expense, included in cost of revenue, general and administrative expenses, and research and development expenses, for the three months ended September 30, 2011 and 2012 was $90,606 and $118,153, respectively, and $262,591 and $348,284 for the nine months ended September 30, 2011 and 2012, respectively.

Capital Lease

The Company leases certain equipment that is recorded as capital leases. This equipment is included in property and equipment on the accompanying balance sheet as of September 30, 2012 as follows:

(Unaudited)
Equipment purchased under capital leases	$451,234
Less: Accumulated amortization	(170,392)
Equipment purchased under capital leases, net	$280,842

Future minimum lease payments under capital leases as of September 30, 2012 are as follows:

Years ending December 31,	(Unaudited)
2012	$44,907
2013	175,548
2014	87,119
Total minimum lease payments	307,574
Less amount represented by interest	(26,732)
Less current portion	(158,821)
Capital lease obligation, net of current portion	$122,021

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

The following table sets forth the computation for basic and diluted loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
	( Unaudited )		( Unaudited )

Numerator:
Net loss	$(1,415,540)	$(1,415,488)	$(1,759,775)	$(7,269,739)
Numerator for basic and diluted earnings per share	$(1,415,540)	$(1,415,488)	$(1,759,775)	$(7,269,739)
Denominator:
Denominator for basic and diluted earnings per share — weighted-average shares	19,537,232	26,362,842	18,979,010	24,709,185
Basic and diluted loss per share	$(0.07)	$(0.05)	$(0.09)	$(0.29)

Outstanding stock options and warrants to purchase 1,996,931 and 1,900,675 shares for the periods ended September 30, 2011 and 2012, respectively, were excluded from the calculation of diluted loss per share as their effect would have been antidilutive. All of the 100,000 warrants that were outstanding and exercisable had expired by September 30, 2012.

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

Rent expense, which is classified in cost of revenue, general and administrative, and research and development expenses was $112,548 and $156,088 for the three months ended September 30, 2011 and 2012, respectively, and $371,553 and $508,456 for the nine months ended September 30, 2011 and 2012, respectively.

Future minimum lease payments by year and in the aggregate, under the Company’s noncancelable operating leases, consist of the following at September 30, 2012:

Years Ending December 31,	Unaudited
2012	$161,780
2013	309,560
Total	$471,340

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5. Commitments and Contingencies – (continued)

Guarantees

The Company enters into indemnification provisions under its agreements with other counterparties in its ordinary course of business, typically with business partners, clients and landlords. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities. These indemnification provisions generally survive termination of the underlying agreement. The Company reviews its exposure under these agreements no less than annually, or more frequently when events indicate. The Company believes the estimated fair value of these agreements is minimal as, historically, no payments have been made by the Company under these indemnification obligations. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2011 and September 30, 2012.

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

In consideration for this license, the Company agreed to pay USC royalties based on a percentage of the revenues generated by the use of RGI-1 and related technology.  Royalty expense relating to this agreement amounted to $123,873 and $98,740 for the three months ended September 30, 2011 and 2012, respectively and $382,685 and $231,180 for the nine months ended September 30, 2011 and 2012, respectively.  Such expense is included in cost of revenue in the accompanying statements of operations.

License Agreement with Roche Molecular Systems (“Roche”)

In November 2004, the Company entered into a non-exclusive license to use Roche’s PCR processes. In consideration for these rights, the Company is obligated to pay royalties to Roche, based on a percentage of net sales of products or services that make use of the PCR technology. Royalty expense included in cost of revenue relating to this agreement amounted to $116,867 and $105,170 for the three months ended September 30, 2011 and 2012, respectively and $425,232 and $249,057 for the nine months ended September 30, 2011 and 2012, respectively.

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

Until its minimum purchasing obligations ended on December 31, 2011, Taiho was obligated to purchase a minimum amount of testing services from the Company each calendar quarter. Revenue recognized under this agreement was $158,500 and $585,625 for the three months ended September 30, 2011 and 2012, respectively and $803,600 and $1,122,425 for the nine months ended September 30, 2011 and 2012, respectively.

Services Agreement with GlaxoSmithKline, LLC formerly known as SmithKline Beecham Corporation (d.b.a. GlaxoSmithKline or “GSK”)

In January 2006, the Company entered into a master services agreement with GSK, a leading pharmaceutical manufacturer, pursuant to which the Company provides services in connection with profiling the expression of various genes from a range of human cancers. Under the agreement, the Company will provide GSK with testing services as described in individual protocols and GSK will pay the Company for such services based on the pricing schedule established for each particular protocol. GSK is obligated to make minimum annual payments to the Company under the agreement and also was obligated to make a non-refundable upfront payment to the Company, to be credited against work undertaken pursuant to the agreement. In January 2006, the Company received an upfront payment of $2,000,000, which was initially recorded as deferred revenue. There was no remaining deferred revenue balance associated with this agreement as of December 31, 2011.

In December 2008, the Company amended and restated its master services agreement with GSK and extended the term of the agreement for a two-year period, with the option for the parties to extend the agreement for additional one-year periods, upon their mutual written agreement. In addition, the Company became a preferred provider to GSK and its affiliates of genetic testing services on a fee-for-service basis and, in anticipation of the services to be provided, GSK agreed to make a non-refundable upfront payment of approximately $1,300,000, which was received in January 2010.  There was no amount of deferred revenue balance associated with this agreement as of December 31, 2011.

The Company recognized revenue of $356,594 and $777,571 relating to the GSK agreement for the three months ended September 30, 2011 and 2012, respectively and $2,878,860 and $1,000,147 for the nine months ended September 30, 2011 and 2012, respectively.

Non-Exclusive License Agreement with GSK

In March 2010, the Company entered into a non-exclusive license agreement with GSK.  Under the agreement, the Company granted GSK a non-exclusive, sublicenseable license to its proprietary PCR analysis technology and diagnostic expertise to assess BRAF gene mutations in human tumor samples.  As part of the agreement, the Company received a non-refundable technology access fee in consideration for the transfer of the Company’s technology to GSK. The agreement also contains milestone provisions which would allow the Company to earn further payments from GSK.  As of September 30, 2012, the Company had earned a $500,000 milestone payment from GSK.

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6. License and Collaborative Agreements - (continued)

Master Services Agreement with GlaxoSmithKline Biologicals S.A. (“GSK Bio”)

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

The Company recognized revenue of $1,109,112 and $886,945 relating to the services performed for GSK Bio for the three months ended September 30, 2011 and 2012, respectively, and $4,186,385 and $1,619,372 for the nine months ended September 30, 2011 and 2012.

Collaboration Agreement with Shanghai BioChip Company, Ltd. (“SBC”)

On March 5, 2007, the Company entered into a collaboration agreement with SBC pursuant to which SBC provides exclusive testing services to the Company’s clients in China.

Pursuant to the agreement, the Company has granted SBC an exclusive license in China to provide services in China using the Company’s proprietary RNA extraction technologies. Subject to consent from USC, the Company granted SBC an exclusive sublicense to patents licensed from USC for distribution of testing services in China. In turn, SBC performs RNA extraction from formalin-fixed paraffin-embedded (“FFPE”) tissue specimens exclusively for the Company during the term of the agreement.

This agreement had an initial term of five years, with an automatic renewal for an additional three-year term unless either party gives 90 days’ notice in advance of the renewal date of its intent not to renew. As neither party gave notice of intent not to renew, the agreement has automatically renewed for a successive three year period. Pursuant to the agreement, SBC receives a percentage of the gross margin, as defined in the agreement, collected from the Company’s clients in China as compensation for its testing services performed. For the three months ended September 30, 2011 testing services totaled $84,275, and there were no testing services for the three months ended September 30, 2012. Testing services totaled $234,512 for the nine months ended September 30, 2011, and there were no testing services for the nine months ended September 30, 2012.

Commission Agreement with Hitachi Chemical Co., Ltd.

On July 26, 2007, the Company entered into a collaboration agreement with Hitachi Chemical Co., Ltd. (“Hitachi”), a leading diagnostics manufacturer in Japan. Under the terms of this agreement, Hitachi uses the Company's proprietary and patented techniques to extract genetic information from FFPE tissue samples collected in Southeast Asia, Australia and New Zealand. As part of this collaboration agreement, the Company provides Hitachi with the technical information and assistance necessary to perform the testing services. Hitachi is responsible for expenses related to the cost of laboratory equipment and modification to the laboratory facilities, as well as the cost of reagents. The Southeast Asian countries covered under this agreement include Japan, North Korea, South Korea, Taiwan, Mongolia, Pakistan, Bangladesh, Sri Lanka, Nepal, Singapore, Malaysia, Indonesia, Brunei, Thailand, Myanmar, Laos, Cambodia, Vietnam and the Philippines (the “Territory”).

The collaboration agreement had an initial term expiring on June 30, 2010, with an automatic renewal for one year at the end of the original period under the same terms and conditions. Pursuant to the agreement, Hitachi performs certain testing services and receives a percentage of the revenue collected from the Company's clients in the Territory, which totaled $106,260 and $291,728 for the three months ended September 30, 2011 and 2012, respectively and $481,951 and $526,057 for the nine months ended September 30, 2011 and 2012, respectively. Due to the closing of Hitachi’s applicable facility in the Territory, the Company and Hitachi have agreed to terminate this agreement effective September 30, 2012 pending delivery of certain outstanding items by Hitachi.

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7. Stock Option Plans

In March 2000, the Company adopted a Stock Option Plan (the “2000 Stock Plan”) as approved by its Board of Directors. Under the 2000 Stock Plan, the Company granted options to acquire up to 1,600,000 shares of common stock. In connection with the adoption of the 2006 Employee, Director and Consultant Stock Plan, as further discussed below, the Company is to grant no additional options under the 2000 Stock Plan. Under the 2000 Stock Plan, there were no options to purchase shares that remained outstanding as of September 30, 2012. No more options may be granted under the 2000 Stock Plan. The Company also granted options to purchase 16,000 shares of common stock to two consultants which were granted under separate agreements outside of the 2000 Stock Plan.

On October 26, 2006, the Board of Directors of the Company approved, and on May 1, 2007, reapproved the adoption of the 2006 Employee, Director and Consultant Stock Plan (the “2006 Stock Plan”). The stockholders approved the 2006 Stock Plan on June 1, 2007. The initial number of shares which may be issued from time to time pursuant to the 2006 Stock Plan was 2,160,000 shares of common stock.  In addition, on the first day of each fiscal year of the Company during the period beginning in fiscal year 2008, and ending on the second day of fiscal year 2017, the number of shares that may be issued from time to time pursuant to the 2006 Stock Plan is increased by the lesser of (i) 200,000 shares or equivalent, after determination of the effect of any stock split, stock dividend, combination or similar transactions as set forth in the 2006 Stock Plan, (ii) 5% of the number of outstanding shares of common stock of the Company on such date or (iii) an amount determined by the board of directors of the Company.  The initial number of shares available for issuance of 2,160,000 increased by 200,000 in 2008, 2009, 2010, 2011 and 2012, resulting in the total number of shares that may be issued as of January 1, 2012 to be 3,160,000.  As of September 30, 2012, there were 1,059,325 options available for grant under the 2006 Stock Plan.

Employee options vest according to the terms of the specific grant and expire 10 years from the date of grant. Non-employee option grants to date typically vest over a 2 to 3 year period. The Company had 1,900,675 options outstanding at a weighted average exercise price of $2.29 at September 30, 2012. There were 1,135,003 non-vested stock options outstanding with a weighted average grant date fair value of $1.05 at September 30, 2012.  As of September 30, 2012, there was $886,077 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2006 Stock Plan. That cost is expected to be recognized over a weighted-average period of 2.47 years.

Except for the certain grants of restricted common stock and common stock options containing market conditions as described below, the Company estimated share-based compensation expense for the three months ended September 30, 2011 and 2012 using the Black-Scholes model with the following weighted average assumptions:

	Three Months Ended September 30,
	2011	2012
Risk free interest rate	—	0.79 - 0.80%
Expected dividend yield	—	—
Expected volatility	—	72.35%
Expected term **(in years)	—	6.02
Forfeiture rate	—	7.00%

** Expected term is calculated using SAB 107, Simplified Formula. Management has concluded that the use of the simplified method for calculating the expected term of its common stock option grants is appropriate given the Company’s lack of history of option exercises.

The following table summarizes the stock option activity for the 2006 Plan for the nine months ended September 30, 2012:

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2011	1,870,846	$3.67	7.40	$66,976
Granted (Unaudited)	914,200	$1.47	9.64	63,541
Exercised (Unaudited)	—	$—	—	—
Expired (Unaudited)	(701,840)	5.02	5.56	—
Forfeited (Unaudited)	(182,531)	$1.83	—	—
Outstanding, September 30, 2012 (Unaudited)	1,900,675	$2.29	9.29	$63,541
Exercisable, September 30, 2012 (Unaudited)	765,672	$3.38	6.78	$2,649

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2011 and 2012 was $2.27 and $1.47, respectively.

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7. Stock Option Plans – (continued)

The following table provides additional information regarding options outstanding under the 2006 Plan as of September 30, 2012 (Unaudited):

	Options Outstanding		Options Exercisable
Exercise Price	Number of Options	WA Remaining Contractual Term	Number of Options	WA Remaining Contractual Term
$1.16 to 1.17	490,700	9.83	20,459	9.83
1.32 to 1.35	196,316	7.09	141,233	6.71
1.65 to 1.67	327,750	9.22	5,210	9.66
1.86 to 2.06	220,000	9.49	16,044	9.48
2.21 to 2.35	285,500	8.10	235,500	8.21
2.71 to 3.24	172,409	6.83	139,226	6.60
3.80 to 4.29	23,000	5.20	23,000	5.20
7.00	185,000	4.69	185,000	4.69
	1,900,675	8.31	765,672	6.78

Stock-based compensation expense was classified as follows in the results of operation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	( Unaudited )		( Unaudited )
	2011	2012	2011	2012
Cost of revenue	$61,395	$12,603	$208,672	$46,839
Research and development	10,951	17,167	37,221	29,591
Sales and marketing	5,521	11,277	18,765	39,337
General and administrative	128,852	121,466	439,113	568,130
Totals	$206,719	$162,513	$703,771	$683,897

Thomas Bologna was appointed Chief Executive Officer of the Company on December 21, 2011, and in connection with his appointment, Mr. Bologna was awarded stock options outside of the 2006 Stock Plan. Pursuant to the employment agreement between the Company and Mr. Bologna, dated December 21, 2011, and in reliance on NASDAQ Listing Rule 5636(c), the Company granted Mr. Bologna (i) a stock option to purchase 600,000 shares of the Company’s common stock, which vests monthly over 36 months from the date of grant, subject to his continued employment with the Company, (ii) a stock option to purchase 300,000 shares of the Company’s common stock, which vests in two equal installments on the first day of the 18th and 36th calendar months from the date of grant, subject to his continued employment with the Company, or if earlier, the date on which the 30-day trailing average closing price of the Company’s common stock equals or exceeds $1.80, and (iii) 270,000 shares of restricted shares of common stock of the Company, which vest on the date on which the 30-day trailing average closing price of the Company’s common stock equals or exceeds $2.40. The exercise price of the stock options is $1.20 per share, the closing price of the Company’s common stock on the day prior to the date of grant. The expense recognized in connection with these grants was $104,468 and $440,133 for the three and nine months ended September 30, 2012, respectively, and is included in the above table.

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

The following table summarizes the awards to Mr. Bologna:

Type	Grant Date	Number of Awards	Intrinsic Value as of September 30, 2012	Exercise Price	Options Exercisable	Remaining Contractual Term
Restricted Shares of Common Stock	12/21/2011	270,000	$13,500	$—	—	9.2
Options	12/21/2011	600,000	$30,000	$1.20	150,000	9.2
Options	12/21/2011	300,000	$15,000	$1.20	300,000	9.2

During the first quarter of 2012, Mr. Bologna’s stock award of 300,000 shares met the conditions for vesting in that the 30-day trailing average closing price of the Company’s common stock exceeded $1.80. The Company recognized expense of $129,000 for the vesting of this tranche of options for Mr. Bologna’s stock awards during the quarter ended March 31, 2012.

8. Common Stock Warrants

The Company issues warrants to purchase common shares of the Company either as compensation for services or as additional incentive for investors who may purchase common stock. The value of warrants issued for compensation is accounted for as a non-cash expense to the Company at the fair value of the warrants issued.

In June 2007, in conjunction with the initial public offering, the Company issued 100,000 warrants to purchase 100,000 shares of its common stock at an exercise price of $7.70 to the underwriters as part of the initial public offering. There were no warrants granted during the three months ended September 30, 2011 and 2012.  As of September 30, 2012, all of the warrants that were outstanding and exercisable had expired.

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

The following enterprise wide disclosure was prepared on a basis consistent with the preparation of the consolidated financial statements. The following tables contain certain financial information by geographic area:

	Three Months Ended September 30,		Nine Months Ended September 30,
Net Revenue:	2011	2012	2011	2012
	(Unaudited)		(Unaudited)
United States	$3,833,037	$3,890,842	$12,740,800	$10,310,236
Europe	1,109,112	893,060	4,186,385	1,672,387
Japan	158,500	619,635	803,600	1,237,565
	$5,100,649	$5,403,537	$17,730,785	$13,220,188

Long-lived assets:	December 31, 2011	September 30, 2012
		(Unaudited)
United States	$1,112,102	$1,490,572

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

11. Sale of Common Stock

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

Pursuant to the registration rights agreement, dated March 5, 2010, the Company filed a registration statement with the SEC to register the 3,005,349 shares sold to Lansdowne, Greenway and Paragon for resale, which became effective on May 19, 2010 and which registration statement remained effective as of September 30, 2012.

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

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

11. Sale of Common Stock – (continued)

February 2012 Private Placement

On February 2, 2012, the Company entered into purchase agreements with various investors (collectively, the “February Investors”) for the private placement of an aggregate of 5,257,267 newly-issued shares of the Company’s common stock (the “February Shares”) at a purchase price of $1.50 per share (the “February 2012 Private Placement”). Net cash proceeds raised in the February 2012 Private Placement were approximately $7,822,000. The February Investors participating in the February 2012 Private Placement were various institutions and all officers and directors of the Company. The final closing of the February 2012 Private Placement (the “February Closing”) occurred on February 2, 2012.

In connection with the February 2012 Private Placement, the Company also entered into registration rights agreements, each dated February 2, 2012, with the February Investors pursuant to which the Company agreed to file, within 90 days of the February Closing, a registration statement with the SEC to register the February Shares for resale, which registration statement is required to become effective within 180 days following the February Closing. The Company also granted the February Investors certain “piggyback” registration rights, which are triggered if the Company proposes to file a registration statement for its own account or the account of one or more shareholders until the earlier of the sale of all of the February Shares or the February Shares becoming eligible for sale under Rule 144(b)(1) without restriction.

Pursuant to the registration rights agreements dated February 2, 2012, the Company filed a registration statement with the SEC on April 30, 2012, to register the February Shares for resale. This registration statement became effective on May 17, 2012 and remained effective as of September 30, 2012.

Under the registration rights agreements with the February Investors, the Company is obligated to use commercially reasonable efforts to (i) cause the registration statements described above to remain continuously effective and (ii) to maintain the listing of Company’s common stock on NASDAQ or other exchanges, as defined, for a period that will terminate on the earlier of February 2013, or the date on which the February Investors have sold all shares of common stock.  The Company is also required to file with the SEC in a timely manner all reports and other documents required of the Company required of the Company under the Exchange Act.  In the event the Company fails to satisfy its obligations under the registration rights agreements, the Company would be in breach of said agreements, in which event, the February Investors would be entitled to pursue all rights and remedies at law or equity including an injunction or other equitable relief. These registration rights agreements do not provide an explicitly stated or defined penalty due upon a breach.  Because (i) the potential penalty for any breach of these registration rights agreement is not explicitly stated or defined, which prohibits the Company from applying the guidance of ASC 825-20-15, Registration Payment Arrangements and (ii) complying with all filing requirements under the Exchange Act as described above is not solely within the Company’s control, the Company  is required to present the investment of approximately $7,884,400 in the Company’s common stock as common stock outside of stockholders’ equity in the accompanying consolidated balance sheet under ASC 480-10-S99-3, Classification and Measurement of Redeemable Securities.

September 2012 Private Placement

On September 13, 2012, the Company entered into a purchase agreement (the “Purchase Agreement”) with Glaxo Group Limited, an affiliate of GSK (the “GSK Investor”) and two existing investors, Swiftcurrent Partners, L.P. and Swiftcurrent Offshore, Ltd. (collectively with the GSK Investor, the “September Investors”) for the private placement of an aggregate of 8,000,000 newly-issued shares of the Company’s common stock (the “September Shares”) at a purchase price of $1.10 per share (the “September 2012 Private Placement”). The Company raised gross cash proceeds of $8,800,000 in the September 2012 Private Placement which closed (the “Closing”) on September 13, 2012.

Pursuant to the Purchase Agreement, for so long as the GSK Investor or its affiliates own at least 50% of the September Shares it purchased pursuant to the Purchase Agreement, the GSK Investor has the right to designate one non-voting board observer (the "Board Observer"). The Board Observer, if appointed, has the right to attend all meetings of the Board of Directors of the Company and to receive all board meeting materials, subject to certain restrictions set forth in the Purchase Agreement. As of the date hereof, the GSK Investor has not exercised its right to designate the Board Observer.

In connection with the September 2012 Private Placement, the Company also entered into a registration rights agreement, dated September 13, 2012 (the “September Registration Rights Agreement”), with the September Investors pursuant to which the Company agreed to file, within 45 days of the Closing, a registration statement with the SEC to register the September Shares for resale, which registration statement is required to become effective within 180 days following the Closing. The Company also granted the September Investors certain “piggyback” registration rights, which are triggered if the Company proposes to file a registration statement for its own account or the account of one or more stockholders until the earlier of the sale of all of the September Shares or the September Shares becoming eligible for sale under Rule 144(b)(1) without restriction.

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

11. Sale of Common Stock – (continued)

Under the September Registration Rights Agreement, the Company is obligated to use commercially reasonable efforts to cause a registration statement to become effective and to remain continuously effective and to maintain the listing of the covered common stock on NASDAQ or other exchanges, as defined, for a period that will terminate upon the earlier of (i) the date on which all Registrable Securities covered by such Registration Statement as amended from time to time, have been sold, (ii) the date on which there are no longer any Registrable Securities outstanding or (iii) three years from the date of filing of such Registration Statement (the “ Effectiveness Period ”) and advise each September Investor in writing when the Effectiveness Period has expired. “Registrable Securities” means (i) the September Shares and (ii) shares of capital stock or any other securities issued or issuable with respect to or in exchange for the September Shares; provided, that, a security shall cease to be a Registrable Security with respect to a September Investor upon (A) sale by such September Investor pursuant to a registration statement or Rule 144 under the 1933 Act, or (B) such security becoming eligible for sale by such September Investor without restriction pursuant to Rule 144(b)(1).   In the event the Company fails to satisfy its obligations under the September Registration Rights Agreement, the Company would be in breach of such agreement, in which event, the September Investors would be entitled to pursue all rights and remedies at law or equity including an injunction or other equitable relief. The September Registration Rights Agreement does not provide an explicitly stated or defined penalty due upon a breach.  Because the potential penalty for any breach of these registration rights agreement is not explicitly stated or defined, which prohibits the Company from applying the guidance of ASC 825-20-15, Registration Payment Arrangements, the Company  is required to present the investment of approximately $8,800,000 in the Company’s common stock as common stock outside of stockholders’ equity in the accompanying consolidated balance sheet under ASC 480-10-S99-3, Classification and Measurement of Redeemable Securities.

Pursuant to the September Registration Rights Agreement, the Company filed a registration statement with the SEC on October 26, 2012, to register the September Shares for resale. This registration statement became effective on November 13, 2012.

As of December 31, 2011 and September 30, 2012, a total of $7,854,682 and $19,575,724 of common stock was classified outside of stockholders’ equity (deficit), respectively.

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

As of September 30, 2012, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis, including its cash and cash equivalents. The fair value of these assets and liabilities was determined using the following inputs in accordance with ASC 820 at September 30, 2012:

	Fair Value Measurement as of September 30, 2012 (Unaudited)
	Total	Level 1	Level 2	Level 3
Description	$	$	$	$
Money market accounts (1)	10,000	10,000	-	-

(1)	Included in cash and cash equivalents on the accompanying consolidated balance sheet.

13. Subsequent Events

As described above, pursuant to the registration rights agreement, dated September 13, 2012, the Company filed a registration statement with the SEC on October 26, 2012, to register for resale 8,000,000 shares of common stock of the Company issued to certain investors on September 13, 2012. This registration statement became effective on November 13, 2012.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward Looking Statements

Except for the historical information contained herein, this Quarterly Report on Form 10-Q contains or may contain, among other things, certain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management. When used in this report, the words “expects,” “anticipates,” “intends,” “estimates,” “plans,” “may,” “will,” “believes,” and similar expressions are intended to identify forward-looking statements although not all forward-looking statements contain these identifying words. These are statements that relate to future periods and include statements about our expectation that, for the foreseeable future, a significant amount of our revenues will be derived from ResponseDX® sales; our ability to maintain revenue from pharmaceutical clients; the factors that may impact our financial results; the extent of our net losses and our ability to achieve sustained profitability; our business strategy and our ability to achieve our strategic goals; our expectations regarding revenues from ResponseDX® products; the amount of future revenues that we may derive from Medicare patients; the potential or intent to enter into distribution arrangements; our ability to sustain or increase demand for our tests; our sales forces’ capacity to sell our tests; plans for the development of additional tests; our expectation that our research and development, general and administrative and sales and marketing expenses will increase and our anticipated uses of those funds; our ability to comply with the requirements of a public company; our ability to attract and retain qualified employees; our compliance with federal and state regulatory requirements; the potential impact resulting from the regulation of our tests by the U.S. Food and Drug Administration; the impact of new or changing policies or regulation of our business; our belief that we have filed adequate patent and trademark applications to protect our intellectual property rights; the impact of accounting pronouncements and our accounting policies, estimates, assumptions or models on our financial results; and anticipated challenges to our business.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes to the financial statements included elsewhere in this Quarterly Report on Form 10-Q as of September 30, 2012 and our audited financial statements for the year ended December 31, 2011 included in our Annual Report on Form 10-K previously filed with the Securities and Exchange Commission. This discussion contains forward-looking statements that relate to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward looking statements.

Overview

Response Genetics, Inc. was formed as a Delaware corporation in September 1999. We are a life sciences company engaged in the research and development and commercialization of clinical diagnostic tests for cancer. Our mission is to provide personalized genetic information that will help guide physicians and patients in choosing the treatment from which a given patient is most likely to benefit. We currently generate revenues primarily from sales of our ResponseDX® diagnostic tests, which we launched in 2008, and by providing clinical trial testing services to pharmaceutical companies.

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

Our Approach

Clinical studies have shown that not all cancer therapy works effectively in every patient, and that a number of patients receive therapy that has no benefit to them and may potentially even be harmful. Our goal is to provide physicians and cancer patients with a means to make informed, individualized treatment decisions based on genetic analysis of tumor tissues through the utilization of our proprietary technology as well as through the use of non-proprietary technology that could also benefit patients.

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

Many therapy regimens are administered without any pre-selection of patients on the basis of their particular genetics. However, recent development of very sensitive molecular technologies has enabled researchers to identify and measure genetic factors in patients’ tissues that can predict the probability of success or failure of many currently used anti-cancer agents. In order to increase the chances of a better therapy outcome for cancer patients, we have and continue to develop genetic tests that measure predictive factors for tumor response in tumor tissue samples. We offer tests for non-small cell lung cancer, colorectal cancer and gastric and gastroesophageal, and melanoma cancer patients’ tumor tissue specimens through our ResponseDX: Lung®, ResponseDX: Colon® and ResponseDX: Gastric® and ResponseDX: Melanoma® test suites. These test results may help doctors and patients decide the best course of treatment for patients.

Our ResponseDX® tests are commercially available through our laboratory located in Los Angeles, California, which is certified under the Clinical Laboratory Improvement Amendment of 1988.

Diagnostic Tests for Other Cancers

In addition to ResponseDX:Lung®, ResponseDX:Colon®, and ResponseDX: Gastric® and ResponseDX: Melanoma®, we are developing and intend to commercialize tests for other types of cancer that identify genetic profiles of tumors that are more aggressive and recur rapidly after surgery. We also are identifying genetic profiles of tumors that are more or less responsive to a particular therapy. Following the development of tests to predict the risk of recurrence after surgery, we intend to develop tests to determine the most active therapy regimen for the individual patient at risk. Once developed and after obtaining any necessary regulatory approvals, we intend to leverage our relationships in the healthcare industry to market, sell or license these tests as a means for physicians to determine the courses of cancer treatment.

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

Research and development expenses represented 7.0% and 6.2% of our total operating expenses for the three months ended September 30, 2011 and 2012, respectively and 4.3% and 8.3% for the nine months ended September 30, 2011 and 2012, respectively. Major components of the $452,734 and $426,105 in research and development expenses for the three months ended September 30, 2011 and 2012, and $838,622 and $1,695,851 for the nine months ended September 30, 2011 and 2012, respectively, include supplies and reagents for our research activities, personnel costs, occupancy costs, equipment warranties and service, patent fees, insurance, business consulting and sample procurement costs.

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

License Fees

We have licensed technology for the extraction of RNA and DNA from FFPE tumor specimens from USC in exchange for royalty fees on revenue generated by use of this technology. These royalties are calculated as a fixed percentage of revenue that we generate from use of the technology licensed from USC. Total license fees expensed in cost of revenue under the royalty agreement to USC were $123,873 and $98,740 for the three months ended September 30, 2011 and 2012, respectively and $382,685 and $231,180 for the nine months ended September 30, 2011 and 2012, respectively. We also maintain a non-exclusive license to use Roche’s PCR processes. We pay Roche a fixed percentage royalty fee for revenue that we generate through use of this technology. Royalties expensed in cost of revenue under this agreement totaled $116,867 and $105,170 for the three months ended September 30, 2011 and 2012, respectively and $425,232 and $249,057 for the nine months ended September 30, 2011 and 2012, respectively.

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

Accounts Receivable and Allowance for Doubtful Accounts

We invoice our pharmaceutical clients as specimens are processed and any other contractual obligations are met. Our contracts with pharmaceutical clients typically require payment within 45 days of the date of invoice. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our clients to make required payments. We specifically analyze accounts receivable and historical bad debts, client credit, current economic trends and changes in client payment trends when evaluating the adequacy of the allowance for doubtful accounts. Account balances are charged-off against the allowance when it is probable the receivable will not be recovered. To date, our pharmaceutical clients have primarily been large pharmaceutical companies. As a result, bad debts to date have been minimal and there is no allowance for doubtful accounts for our pharmaceutical revenue at September 30, 2011 and 2012.

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

An allowance for doubtful accounts is recorded for estimated uncollectible amounts due from the Company’s various payor groups. The process for estimating the allowance for doubtful accounts involves significant assumptions and judgments. Specifically, the allowance for doubtful accounts is adjusted periodically, and is principally based upon an evaluation of historical collection experience of accounts receivable for the Company’s various payor classes. After appropriate collection efforts, accounts receivable are written off and deducted from the allowance for doubtful accounts. Additions to the allowance for doubtful accounts are charged to bad debt expense. The payment realization cycle for certain governmental and managed care payors can be lengthy involving denial, appeal, and adjudication processes, and is subject to periodic adjustments that may be significant. Therefore, we have recorded an allowance for doubtful accounts of $838,750 as of December 31, 2011 and $864,419 as of September 30, 2012.

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

Results of Operations

Quarters Ended September 30, 2012 and September 30, 2011

Revenues:   Revenues were $5,403,537 for the quarter ended September 30, 2012, as compared to $5,100,649 for the quarter ended September 30, 2011, an increase of $302,888. The increase was primarily due to an increase in pharmaceutical revenues of $619,909 offset by a decrease in ResponseDX® revenue of $317,021. ResponseDX® revenue accounted for 56.0% of total revenue for the quarter ended September 30, 2012 compared to 65.5% for the quarter ended September 30, 2011.  For the quarter ended September 30, 2012, our two most significant pharmaceutical customers accounted for approximately 31% of our revenue, as compared to approximately 29% of our revenue for the quarter ended September 30, 2011.

Cost of Revenues:   Cost of revenue for the quarter ended September 30, 2012 was $2,768,894 as compared to $2,538,176 for the quarter ended September 30, 2011, an increase of $230,718 or 9.1%.  This increase resulted primarily from increases in lab supplies and reagent costs of $134,842, fees to Hitachi and Shanghai Bio of $101,193, personnel costs of $145,895, and rent of $51,081 offset in part by decreases in legal fees of $89,389, royalties of $36,830, consulting of $91,822, and travel expense of $16,888. Cost of revenues as a percentage of revenues was 51.2% for the quarter ended September 30, 2012, as compared to 49.8% for the quarter ended September 30, 2011, an increase of 1.4%.

Research and Development Expenses:   Research and development expenses were $426,105 for the quarter ended September 30, 2012, as compared to $452,734 for the quarter ended September 30, 2011, a decrease of $26,629 or 5.9%.  This decrease resulted primarily from a decrease in lab supplies of $114,773, offset by an increase in personnel costs of $98,306. We expect research and development expenses to increase as we continue work to develop additional aspects of our technology and to study diagnostic indicators for various forms of cancer.

General and Administrative Expenses:  General and administrative expenses were $2,407,544 for the quarter ended September 30, 2012, as compared to $2,268,517 for the quarter ended September 30, 2011, an increase of $139,027 or 6.1%.  This increase resulted primarily from increases in personnel costs of $121,562, legal fees of $41,467, bad debt expense of $428,965, and audit fees of $99,453, offset in part by decreases in travel of $100,738, billing fees of $123,881, foreign currency loss of $71,626, and a 2011 asset impairment charge of $157,241.

Sales and Marketing Expenses:   Sales and marketing expenses were $1,195,988 for the quarter ended September 30, 2012, as compared to $1,251,054 for the quarter ended September 30, 2011, a decrease of $55,066 or 4.4%.  The decrease primarily resulted from decreased sales activities for ResponseDX® in the form of lower personnel costs of $64,483.  We expect that sales and marketing costs will increase as we expand our sales and marketing activities in order to gain clinical acceptance of our ResponseDX ® assays.

Income Taxes:   As of September 30, 2012 and 2011, since we have incurred substantial losses and have generated no taxable income, a full valuation allowance has been recorded for the deferred tax assets since we do not believe the recoverability of the deferred income tax assets in the near future is more likely than not.

Nine Months Ended September 30, 2012 and September 30, 2011

Revenues:  Revenues were $13,220,188 for the nine months ended September 30, 2012, as compared to $17,730,785 for the nine months ended September 30, 2011, a decrease of $4,510,597.  This decrease was primarily due to a decrease in pharmaceutical revenue of $3,894,438 resulting from decreased sample volume from one of our largest customers during the first half of 2012 relative to 2011, and a decrease from prior year in ResponseDX® revenues of $616,159.  ResponseDX® revenue accounted for 67% of total revenue for the nine months ended September 30, 2012 compared to 53% for the nine months ended September 30, 2011.For the nine months ended September 30, 2012, our two most significant pharmaceutical customers accounted for approximately 19.8% of our revenue, as compared to approximately 39.7% of our revenue for the nine months ended September 30, 2011.

Cost of Revenues:   Cost of revenues for the nine months ended September 30, 2012 were $7,895,870 as compared to $8,040,003 for the nine months ended September 30, 2011, a decrease of $144,133 or 1.8%.  This decrease resulted primarily from decreases in royalties of $327,679, fees to third party processors of $188,616, travel of $57,201, consulting of $56,202 and legal services of $296,234, offset in part by an increase in lab supplies and reagent costs of $70,171, personnel costs of $469,570, depreciation and amortization of $75,960, and facility expense of $167,029.  Cost of revenues as a percentage of revenues was 59.7% for the nine months ended September 30, 2012, as compared to 45.3% for the nine months ended September 30, 2011, an increase of 14.4%.

Research and Development Expenses:   Research and development expenses were $1,695,851 for the nine months ended September 30, 2012, as compared to $838,622 for the nine months ended September 30, 2011, an increase of $857,229 or 102%.  This increase resulted primarily from increases in lab supplies and reagent costs of $409,694, personnel costs of $368,172, consulting costs of $40,448, and legal costs of $189,523. We expect research and development expenses to increase as we continue to work to develop additional aspects of our technology and to study diagnostic indicators for various forms of cancer.

General and Administrative Expenses:  General and administrative expenses were $6,686,559 for the nine months ended September 30, 2012, as compared to $6,493,079 for the nine months ended September 30, 2011, an increase of $193,480 or 3.0%.  This increase resulted primarily from increases in personnel costs of $207,566, audit fees of $101,901, legal costs of $59,178, business consulting $62,155, and bad debt expense of $436,299, offset by decreases in travel of $116,623, business taxes of $217,335, billing services of $281,119 and a 2011 asset impairment charge of $157,241.

Sales and Marketing Expenses:   Sales and marketing expenses were $4,145,115 for the nine months ended September 30, 2012, as compared to $4,107,639 for the nine months ended September 30, 2011, an increase of $37,476 or 0.9%.  This increase primarily resulted from increased sales and marketing activities for ResponseDX®, which included increases in business travel of $46,988 and business consulting of $73,351, offset by decreases in personnel costs of $71,321. We expect that sales and marketing costs will continue to increase as we expand our sales and marketing activities in order to gain clinical acceptance of our ResponseDX® assays.

Income Taxes:   As of September 30, 2012 and 2011, since we have incurred substantial losses and have generated no taxable income, a full valuation allowance has been recorded for the deferred tax assets since we do not believe the recoverability of the deferred income tax assets in the near future is more likely than not.

Liquidity and Capital Resources

We incurred net losses of $1,415,540 and $1,415,488 during the three months ended September 30, 2011 and 2012, respectively. Since our inception in September 1999, we have incurred cumulative losses and as of September 30, 2012, we had an accumulated deficit of $56,789,324. We have not yet achieved profitability and anticipate that we will likely incur additional losses for the next year. We cannot provide assurance as to when we will achieve profitability. We expect that our cash and cash equivalents will continue to be used to fund our selling and marketing activities primarily related to our ResponseDX® tests, research and development, and general corporate purposes. As a result, we will need to generate significant revenues to achieve profitability or raise additional financing in the future, as needed. However, there can be no assurance that any additional financing will be available on acceptable terms, if at all.

As of September 30, 2012, we had $10,839,201 in cash and cash equivalents and working capital of $10,266,072. In the nine months ended September 30, 2012, we used cash flows in operating activities of $6,489,572. As such, we believe we have adequate resources to meet our operating commitments for at least the next twelve months.

Sales of Common Stock

Under the Company’s Articles of Incorporation, the Company has one class of common stock and its holders have no preemptive, subscription, redemption or conversion rights.  As described below and in Note 11 in the notes to Consolidated Financial Statements, the Company sold shares of its common stock during 2011 and during the first and third quarters of 2012.  In connection with certain of these offerings, the Company entered into registration rights agreements with the purchasers of the common shares which give such purchasers certain registration rights.

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

Pursuant to the registration rights agreement dated March 5, 2010, the Company filed a registration statement with the SEC to register the 3,005,349 shares sold to Lansdowne, Greenway and Paragon for resale, which became effective on May 19, 2010 and which registration statement remained effective as of September 30, 2012.

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

February 2012 Private Placement

On February 2, 2012, the Company entered into purchase agreements with various investors (collectively, the “February Investors”) for the private placement of an aggregate of 5,257,267 newly-issued shares of the Company’s common stock (the “February Shares”) at a purchase price of $1.50 per share (the “February 2012 Private Placement”). Net cash proceeds raised in the February 2012 Private Placement were approximately $7,822,000. The February Investors participating in the February 2012 Private Placement were various institutions and all officers and directors of the Company. The final closing of the February 2012 Private Placement (the “February Closing”) occurred on February 2, 2012.

In connection with the February 2012 Private Placement, the Company also entered into registration rights agreements, each dated February 2, 2012, with the February Investors pursuant to which the Company agreed to file, within 90 days of the February Closing, a registration statement with the SEC to register the February Shares for resale, which registration statement was required to become effective within 180 days following the February Closing. The Company also granted the February Investors certain “piggyback” registration rights, which are triggered if the Company proposes to file a registration statement for its own account or the account of one or more shareholders until the earlier of the sale of all of the February Shares or the February Shares becoming eligible for sale under Rule 144(b)(1) without restriction.

Pursuant to the registration rights agreements dated February 2, 2012, the Company filed a registration statement with the SEC on April 30, 2012, to register the February Shares for resale. This registration statement became effective on May 17, 2012 and remained effective as of September 30, 2012.

Under the registration rights agreements with the February Investors, the Company is obligated to use commercially reasonable efforts to (i) cause the registration statements described above to remain continuously effective and (ii) to maintain the listing of Company’s common stock on NASDAQ or other exchanges, as defined, for a period that will terminate on the earlier of February 2, 2013, or the date on which the February Investors have sold all shares of common stock.  The Company is also required to file with the SEC in a timely manner all reports and other documents required of the Company required of the Company under the Exchange Act.  In the event the Company fails to satisfy its obligations under the registration rights agreements, the Company would be in breach of said agreements, in which event, the February Investors would be entitled to pursue all rights and remedies at law or equity including an injunction or other equitable relief. These registration rights agreements do not provide an explicitly stated or defined penalty due upon a breach.  Because (i) the potential penalty for any breach of these registration rights agreement is not explicitly stated or defined, which prohibits the Company from applying the guidance of ASC 825-20-15, Registration Payment Arrangements and (ii) complying with all filing requirements under the Exchange Act as described above is not solely within the Company’s control, the Company  is required to present the investment of approximately $7,884,400 in the Company’s common stock as common stock outside of stockholders’ equity in the accompanying consolidated balance sheet under ASC 480-10-S99-3, Classification and Measurement of Redeemable Securities.

September 2012 Private Placement

On September 13, 2012, the Company entered into a purchase agreement (the “Purchase Agreement”) with Glaxo Group Limited, an affiliate of GSK (the “GSK Investor”) and two existing investors, Swiftcurrent Partners, L.P. and Swiftcurrent Offshore, Ltd. (collectively with the GSK Investor, the “September Investors”) for the private placement of an aggregate of 8,000,000 newly-issued shares of the Company’s common stock (the “September Shares”) at a purchase price of $1.10 per share (the “September 2012 Private Placement”). The Company raised gross cash proceeds of $8,800,000 in the September 2012 Private Placement which closed (the “Closing”) on September 13, 2012.

Pursuant to the Purchase Agreement, for so long as the GSK Investor or its affiliates own at least 50% of the September Shares it purchased pursuant to the Purchase Agreement, the GSK Investor has the right to designate one non-voting board observer (the "Board Observer"). The Board Observer, if appointed, has the right to attend all meetings of the Board of Directors of the Company and to receive all board meeting materials, subject to certain restrictions set forth in the Purchase Agreement. As of the date hereof, the GSK Investor has not exercised its right to designate the Board Observer.

In connection with the September 2012 Private Placement, the Company also entered into a registration rights agreement, dated September 13, 2012 (the “September Registration Rights Agreement”), with the September Investors pursuant to which the Company agreed to file, within 45 days of the Closing, a registration statement with the SEC to register the September Shares for resale, which registration statement is required to become effective within 180 days following the Closing. The Company also granted the September Investors certain “piggyback” registration rights, which are triggered if the Company proposes to file a registration statement for its own account or the account of one or more stockholders until the earlier of the sale of all of the September Shares or the September Shares becoming eligible for sale under Rule 144(b)(1) without restriction.

Under the September Registration Rights Agreement, the Company is obligated to use commercially reasonable efforts to cause a registration statement to become effective and to remain continuously effective and to maintain the listing of the covered common stock on NASDAQ or other exchanges, as defined, for a period that will terminate upon the earlier of (i) the date on which all Registrable Securities covered by such Registration Statement as amended from time to time, have been sold, (ii) the date on which there are no longer any Registrable Securities outstanding or (iii) three years from the date of filing of such Registration Statement (the “ Effectiveness Period ”) and advise each September Investor in writing when the Effectiveness Period has expired. “Registrable Securities” means (i) the September Shares and (ii) shares of capital stock or any other securities issued or issuable with respect to or in exchange for the September Shares; provided, that, a security shall cease to be a Registrable Security with respect to a September Investor upon (A) sale by such September Investor pursuant to a registration statement or Rule 144 under the 1933 Act, or (B) such security becoming eligible for sale by such September Investor without restriction pursuant to Rule 144(b)(1).   In the event the Company fails to satisfy its obligations under the September Registration Rights Agreement, the Company would be in breach of such agreement, in which event, the September Investors would be entitled to pursue all rights and remedies at law or equity including an injunction or other equitable relief. The September Registration Rights Agreement does not provide an explicitly stated or defined penalty due upon a breach.  Because the potential penalty for any breach of these registration rights agreement is not explicitly stated or defined, which prohibits the Company from applying the guidance of ASC 825-20-15, Registration Payment Arrangements, the Company  is required to present the investment of approximately $8,800,000 in the Company’s common stock as common stock outside of stockholders’ equity in the accompanying consolidated balance sheet under ASC 480-10-S99-3, Classification and Measurement of Redeemable Securities.

Pursuant to the September Registration Rights Agreement, the Company filed a registration statement with the SEC on October 26, 2012, to register the September Shares for resale. This registration statement became effective on November 13, 2012.

Comparison of Cash Flows for the Nine Months Ended September 30, 2012 and 2011

As of September 30, 2012, we had $10,839,201 in cash and cash equivalents, working capital of $10,226,072 and an accumulated deficit of $56,789,324. As of September 30, 2011, we had $2,532,009 in cash and cash equivalents, working capital of $4,771,573 and an accumulated deficit of $45,576,937.

Cash flows provided by operating activities

During the nine months ended September 30, 2012, the Company used cash flows in operating activities of $6,489,572 compared to $6,353,530 used in the six months ended June 30, 2012 and the $3,316,714 used in the nine months ended September 30, 2011.  The primary reason for the increase in cash used in operating activities of $3,172,858 was the increase in net loss the Company incurred for the nine month period ended September 30, 2012 compared to the nine month period ended September 30, 2011. The net loss for the Company was primarily driven by a decrease in pharmaceutical revenue of $3,894,438.

Cash flows used in investing activities

Net cash used in investing activities was $726,754 for the nine months ended September 30, 2012 compared to $357,154 for the nine months ended September 30, 2011.  The increase was primarily attributable to the purchase of a Laboratory Information Management (“LIM”) system and the associated implementation costs for the period.

Cash flows used in financing activities

Cash flows from financing activities for the nine months ended September 30, 2012 provided net cash of $16,355,626 relating to the sale of common stock.  Cash flows from financing activities for the nine months ended September 30, 2011 provided net cash of $2,168,905 relating to the sale of common stock and a capital contribution.

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

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

RESPONSE GENETICS, INC.

DATE: November 14, 2012	By:	/s/ Thomas A. Bologna
Thomas A. Bologna
Chief Executive Officer (Principal Executive Officer)

DATE: November 14, 2012	By:	/s/ Kevin R. Harris
Kevin R. Harris
Interim Chief Financial Officer (Principal Financial Officer)

