Form 10-K
period 2012-12-31
RESPONSE GENETICS INC
filed 2013-03-27
CIK 1124608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ______

Commission file number 1-33509

RESPONSE GENETICS, INC.

(Name of Small Business Issuer in Its Charter)

Delaware	11-3525548
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1640 Marengo St., 6th Floor

Los Angeles, California 90033

(323) 224-3900

(Address and Telephone Number of Principal Executive Offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value 0.01 per share	Nasdaq Capital Market

Securities registered under Section 12(g) of the Act:   None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ( §232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting Company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant was $13,192,298 as of June 29, 2012, the last business day of the registrant’s most recently completed second fiscal quarter. Such aggregate market value was computed by reference to the closing price of the common stock of $1.25 per share as reported on the Nasdaq Capital Market on June 29, 2012.

The number of shares of the registrant’s common stock outstanding as of March 26, 2013 was 32,797,625.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2013 Annual Meeting of Stockholders.

PART I

FORWARD-LOOKING STATEMENTS

Certain information included or incorporated by reference in this Annual Report on Form 10-K contains or may contain forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995, as may be amended from time to time. Statements that are not historical facts, including statements that use terms such as “anticipate,” “believe,” “should,” “expect,” “intend,” “plan,” “project,” “seek” and “will” and that relate to our plans, objectives, strategy and intentions for future operations, future financial position, future revenues, projected costs and prospects are forward-looking statements but not all forward-looking statements contain these identifying words. Forward-looking statements relate to future periods and may, for example, include statements about our expectation that, for the foreseeable future, a significant amount of our revenues will be derived from ResponseDX® products sales; our ability to maintain revenue from pharmaceutical clients; factors that may impact our financial results; the extent of our net losses and our ability to achieve sustained profitability; our business strategy and our ability to achieve our strategic goals; our expectations regarding revenues from ResponseDX® products; the amount of future revenues that we may derive from Medicare patients; the potential to enter into distribution arrangements; our ability to sustain or increase demand for our tests; our sales forces’ capacity to sell our tests; plans for the development of additional tests; our expectation that our research and development, general and administrative and sales and marketing expenses will increase and our anticipated uses of those funds; our ability to comply with the requirements of a public company; our ability to attract and retain qualified employees; our compliance with federal and state regulatory requirements; the potential impact resulting from the regulation of our tests by the U.S. Food and Drug Administration; the impact of new or changing policies or regulation of our business; our belief that we have filed adequate patent and trademark applications to protect our intellectual property rights; the impact of accounting pronouncements and our accounting policies, estimates, assumptions or models on our financial results; and anticipated challenges to our business.

Forward-looking statements are subject to significant inherent risks and uncertainties that could cause actual results to differ materially from those expected. For us, these risks and uncertainties include, but are not limited to, the risks related to our business and industry set forth in our Registration Statement on Form S-3 previously filed with the SEC on October 26, 2012 (effective as of November 13, 2012) and incorporated herein by reference, our ability to develop and commercialize new products without unanticipated delay; the risk that we may not maintain reimbursement for our existing tests or any future tests; the risk that reimbursement pricing may change; the risks and uncertainties associated with the regulation of our tests; our ability to compete; our ability to obtain capital when needed; and our history of operating losses. In light of the risks and uncertainties inherent in all forward-looking statements, including the above, the inclusion of such statements in this Annual Report on Form 10-K should not be considered as a representation by us that our objectives, projections or plans will be achieved. These statements are based on current plans, estimates and expectations. Actual results may differ materially from those projected in such forward-looking statements and therefore you should not place undue reliance on them. The forward-looking statements included in this Annual Report on Form 10-K speak only as of the date hereof. We undertake no obligation to publicly update forward-looking statements to reflect new information, events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Item 1. Business.

Overview

Response Genetics, Inc. (the “Company”) was formed as a Delaware corporation in September 1999. We are a life sciences company engaged in the research and development of clinical diagnostic tests for cancer. Our mission is to provide personalized genetic information that will help guide physicians and patients in choosing the treatment from which a given patient is most likely to benefit. We currently generate revenues primarily from sales of our ResponseDX® diagnostic tests, which we launched in 2008 and by providing clinical trial testing services to pharmaceutical companies.

Our proprietary technologies enable us to reliably and consistently extract ribonucleic acid (“RNA”) and deoxyribonucleic acid (“DNA”) from tumor specimens that are stored as formalin-fixed and paraffin-embedded, or FFPE, specimens and thereby to analyze genetic information contained in these tissues. Our technologies also enable us to use the FFPE patient biopsies for the development of diagnostic tests.

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

ResponseDX®

The outcome of cancer therapy is highly variable due to genetic differences among patients. Some patients respond well with tumor shrinkage and increase in life span. Other patients do not obtain benefit from the same therapy and may actually experience toxic side effects, psychological trauma and delay in effective treatment.

Many cancer treatments are administered without any pre-selection of patients on the basis of their particular genetics. However recent development of very sensitive molecular technologies has enabled researchers to identify and measure genetic factors in patients’ tissues that can predict the probability of success or failure of many currently used anti-cancer agents. In order to increase the chances of a better chemotherapy outcome for cancer patients, we have and continue to develop genetic tests that measure predictive factors for tumor response in tumor tissue samples. We offer tests for non-small cell lung cancer (“NSCLC”), colorectal cancer (“CRC”) and gastric and gastroesophageal cancer (“GE”), and melanoma cancer patients’ tumor tissue specimens through our ResponseDX: Lung®, ResponseDX: Colon®, ResponseDX: Gastric® and ResponseDX: Melanoma® test suites. These test results may help doctors and patients decide the best course of treatment for patients.

Our ResponseDX® tests are commercially available through our laboratory located in Los Angeles, California, which is certified under the Clinical Laboratory Improvement Amendment of 1988 (“CLIA”).

Tests Launched in 2012

During 2012, we added five additional tests to our ResponseDX® offering: ROS1 FISH, ROS1 RT-PCR, c-MET, HER2 FISH and VEGFR2. In addition, we made our NRAS assay available to our ResponseDX: Melanoma® offering after publications showed that NRAS mutational status may be predictive for BRAF inhibitor response in metastatic melanoma patients.

ROS1

In November of 2012, we launched testing for ROS1 gene rearrangements. A recently published study shows that ROS1 driven tumors are sensitive to the U.S. Food and Drug Administration (“FDA”) approved drug XALKORI® (crizotinib) to treat non-small-cell lung cancer. Tumors driven by rearrangements in the ROS1 gene represent an additional 1 to 2 percent of patients who may be candidates for crizotinib therapy. We developed both a fluorescence in situ hybridization (FISH) as well as a polymerase chain reaction (PCR)-based ROS1 translocation test. The PCR-based test can be performed for patients for whom we have stored a residual nucleic acid sample. The FISH assay can be performed on as few as 100 cells. We believe the Company is the only commercial organization to offer multiple assay formats for ROS1 and was the first commercial organization to offer ROS1 testing.

c-MET Expression Test

We also began offering c-MET expression testing in our Response DX Lung® and Response DX Colon® panels. c-Met overexpression has been reported to be associated with poor prognosis and as a mechanism of resistance against epidermal growth factor receptor (EGFR) targeting tyrosine kinase inhibitors. The Company’s c-MET assay is an RNA expression (RT-PCR) test aimed to identify patients with non-small cell lung or colorectal cancers that have tumors driven by activation of the c-Met pathway and therefore have a worse prognosis.

HER2 gene amplification (FISH)

Amplification of the HER2 gene is associated with increased disease recurrence and a worse prognosis. Trastuzumab, is a HER2-targeted treatment that has been shown to prolong survival in advanced gastric cancer when combined with chemotherapy. The Company’s RNA expression assay for HER2 is now complemented with a HER2 FISH assessment of HER2 gene amplification.

VEGFR2 Expression Test

In June, 2012, we added VEGFR2 expresssion testing to our Response DX Colon® panel. High VEGFR2 expression levels have been associated with better overall survival in CRC patients when bevacizumab was added to cetuximab and irinotecan. The Company’s VEGFR2 assay is an RNA expression (RT-PCR) test aimed to identify patients that are likely to respond to vascular endothelial growth factor inhibition (e.g. bevacizumab).

Our Technology

Methodologies used in Our Testing Services

PCR

The majority of our tests are based on the polymerase chain reaction (“PCR”), which is a sensitive, precise and reliable technology that gives numerical values that are not dependent on subjective interpretations. We developed and extensively validated technology to perform quantitative PCR analysis of gene expressions in formalin-fixed paraffin embedded (“FFPE”) tumor tissues. We have used our technological expertise in many projects for the pharmaceutical industry and for many collaborative scientific studies. The benefit of our capability for patients is that in many cases, no tissue samples other than the pre-treatment diagnostic are required for biomarker analysis.

FISH

Our laboratory offers Fluorescence in situ hybridization (“FISH”) technology tests, which may be used to determine whether specific genes, loci or regions are present or if deletions, duplications, amplifications or other structural rearrangements have occurred. This technology produces an accurate result in a more rapid turnaround time than other cytogenetic techniques, such as tissue culture cytogenetics.

Sequencing

Our laboratory also offers DNA sequencing, which is the process of determining the nucleotide order of a given DNA fragment. Currently, our validated methodology uses the chain termination method (Sanger Method), which uses sequence specific termination of a DNA synthesis reaction using modified nucleotide substrates.

Our Technologies

We utilize proprietary technologies for the extraction of RNA from FFPE tissues which enable us to reliably recover RNA suitable for a variety of applications, such as gene expression research, development of diagnostics, and microarray platforms. In addition, our technologies permit gene profiling analysis of current clinical trials, most of which use the paraffin embedding technique for tissue specimen storage.

The Company developed extraction methodologies that allow reliable and consistent isolation of RNA and DNA from FFPE suitable for use in various types of analysis. We validated our methodology, which particularly addressed issues of recovery of RNA, accuracy, and precision. Further, our methodologies allow for rapid extraction of RNA with little or no DNA contamination, which makes it suitable for large-scale analysis.

• Micro-dissection of each specimen to separate tumor from non-tumor tissue. Most tumor biopsy specimens are mixtures of normal and tumor tissue. A specimen may include only a small percentage of tumor cells. The molecular biology of tumor and normal tissues may be considerably different and mixing the two may yield false results for gene expression profiling and false negative results for mutation detection due to the diluting effect of normal cells relative to tumor cells. To accurately measure gene expression and establish expression profiles of various pathologic lesions, it is important to analyze RNA from tumor cells. With the assistance of a pathologist, we can identify the tumor cells and isolate them. Moreover, our procedure for tumor cell enrichment enables greater assay sensitivity relative to standard methods.

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

ResponseDX: Lung®, ResponseDX: Colon®, ResponseDX: Gastric® and ResponseDX: Melanoma®

We developed ResponseDX® in part by using our technology to extract genetic information from FFPE tumor specimens. Our technology provides gene expression, mutation detection and gene amplification/rearrangement information for each patient’s tumor tissue specimen. Our mission is to help doctors and patients choose the most effective cancer treatment options- the first time- based on genetic information from the patient’s tumor biopsy.

ResponseDX: Lung® comprises nine tests: EGFR mutational analysis, KRAS mutational analysis, ALK FISH, ROS1 FISH, ERCC1 expression, RRM1 expression, TS expression, c-Met expression and PI3 Kinase mutational analysis. ResponseDX: Colon® comprises ten tests: KRAS mutational analysis, BRAF mutational analysis, ERCC1 expression, NRAS mutational analysis, PI3 Kinase mutational analysis, EGFR expression, TS expression, c-Met expression, VEGFR2 expression and MSI. ResponseDX: Gastric® comprises three tests: ERCC1 expression, TS expression and HER2 amplification. ResponseDX: Melanoma® comprises BRAF mutational analysis and NRAS mutational analysis. Furthermore, we have found that EGFR, KRAS, BRAF, PI3 Kinase and HER2 mutations can be analyzed in various other tumor types. Therefore, we are also offering these tests in other tumor types. Physicians are ordering our tests to also determine whether patients may benefit from a clinical trial of a new agent.

We have developed assays for the targets comprising the ResponseDX® panels for use in our CLIA lab. Assay development of these tests was done through appropriate validation procedures which determine the accuracy, sensitivity, specificity and other characteristics of each test. Our experience in this area allows us to continue to develop additional tests for these and other ResponseDX® panels.

Sales, Marketing and Client Services for ResponseDX® tests

We offer our ResponseDX® test services nationwide. Our primary sales market includes community based oncologists, pathologists, physician offices and hospitals. Selling diagnostic testing services of cancer requires a knowledgeable and skilled sales force that can help oncologists and pathologists understand the value of our testing services. Our sales representatives generally have previous sales experience in the oncology field, including pharmaceutical sales experience or medical diagnostic services market, and have knowledge of the community-based hospitals and oncology practices. Our sales force is compensated through a combination of salaries, commissions based upon actual sales performance and incentives from time to time, all at levels commensurate with each individual’s qualifications, performance and responsibilities.

As of December 31, 2012, our sales team was comprised of 14 members and our sales and marketing efforts were directly overseen by our Vice President of Sales and Marketing. Our sales force is organized into three regions. We have a Regional Sales Director in each region that trains, develops sales territories and supports the account executives in his or her region. We will continue to expand our sales team as appropriate. Our sales strategy focuses on expanding the ResponseDX® test services while acquiring new customers. Our sales approach is designed to understand our current and potential customers’ needs and to provide the appropriate solutions from our expanding range of diagnostic services.

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

Our Strategy

Research & Development

Research and development is crucial to the Company’s development as we seek to expand our series of diagnostic tests for cancer patients. Our research and development expenses were $1,321,897 and $2,128,610 for the years ended December 31, 2011 and 2012, respectively, representing 4.7% and 8.1% of our total operating expenses for the years ended December 31, 2011 and 2012, respectively. Major components of our research and development expenses include supplies and reagents for our research activities, personnel costs, occupancy costs, equipment warranties and service, patent fees, insurance, business consulting and sample procurement costs. We expect research and development expenses to increase as we work to develop additional aspects of our technology and to study diagnostic indicators for various forms of cancer. The following section contains further information regarding our research and development strategy and goals.

Expansion of our ResponseDX® diagnostic test panels

Our research and development activities primarily relate to the development and validation of diagnostic tests in connection with our ResponseDX® diagnostic services. In 2013, we plan to build out our product offering to include a Response DX® Breast panel as well as additional tests in our existing panels.

Addition of Next-Generation Sequencing to our suite of technologies

The Company is pursuing mutational analysis by next-generation sequencing (“NGS”) to complement our suite of molecular diagnostics platforms for the analysis of cancer specimens. We plan to use NGS to detect genomic changes from FFPE tissue samples and to provide physicians with reports that are comprehensive with respect to clinically actionable alterations.

Increasing uptake of our RepsonseDX® diagnostic tests through continued prospective clinical trials with co-operative oncology groups and key opinion leaders from the oncology community: towards acceptance in clinical practice guidelines

ERCC1, a platin sensitivity gene, is contained in three of our ResponseDX® panels: Lung, Colon and Gastric. Upon completion of a retrospective trial with the Southwest Oncology Group (“SWOG”) showing a statistical association of ERCC1 gene expression with clinical benefit from platin chemotherapy in gastric (GE Junction) tumors, a clinical trial testing the results by patient selection for platin or non-platin therapy with ERCC1 was proposed and approved by SWOG. Similarly, trials selecting patients for platinum adjuvant therapy in non-small cell lung cancer was approved by the Eastern Co-Operative Oncology Group (“ECOG”).

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

Providing Accurate and High Quality Results - Quality Assurance Program

The quality of our diagnostic testing services is important to us and our clients. In order to deliver accurate and high quality results, we have established a quality assurance program for our laboratory operations. This program is designed to utilize both external and internal systems and procedures to monitor the quality of our laboratory operations. For example, we participate in external quality surveillance programs, including ongoing proficiency testing programs administered by the College of American Pathologists (“CAP”). CAP is an independent, non-governmental organization of board-certified pathologists which accredits, on a voluntary basis, laboratories. CAP has been deemed by the Centers for Medicare and Medicaid Services (“CMS”), which is charged with administering the Clinical Laboratory Improvement Amendments of 1988 (“CLIA”), as an accrediting agency to inspect clinical laboratories to determine adherence to the standards of the CLIA. Our most recent CAP inspection was successfully completed in August of 2012.

License Agreement with the University of Southern California (“USC”)

In April 2000, as amended in June 2002 and April 2005, we entered into a license agreement with USC, pursuant to which USC granted us a worldwide, exclusive license with the right to sublicense, the patents for nucleic acid extraction methodologies (“RGI-1”) and related technology, for use in human and veterinary diagnostic laboratory services, the sale of clinical diagnostic products, and the sale of research products to the research community. We are obligated under the agreement to use best efforts to work toward the commercialization of the licensed technology. USC retains the right under the agreement to use the technology for research and educational purposes. In consideration for this license, we agreed to pay USC royalties based on a percentage of net sales of products or services that make use of RGI-1 and related technology, and to meet a certain minimum in royalty payments. Royalty expense, included in the cost in revenue section of the accompanying consolidated statement of operations, for the years ended December 31, 2011 and 2012 was $516,746 and $332,504, respectively.

Upon authorization from us, USC has the obligation to undertake all responsibilities for the filing, prosecution and maintenance of all patents covered under the license; however, we have agreed to reimburse USC for all associated costs. If we elect not to pursue a particular patent, the rights to that patent revert to USC, if USC takes the necessary steps to prosecute and maintain the patent; if USC does not undertake such actions, the exclusive license rights to the patent remain with us. We bear full responsibility for enforcement of patent rights against all claims of infringement by third parties and the right, but not the obligation to bring action against any alleged infringement of the licensed patents by third parties, bearing all costs. USC has the right to pursue any offensive enforcement we choose not to pursue at its own expense and we may agree with USC to pursue such action jointly, sharing all related costs.

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

Patent License Agreement with Roche Molecular Systems, Inc. (“Roche”)

In November 2004, we entered into an agreement with Roche pursuant to which we obtained a royalty-bearing, non-exclusive, personal, non-transferable license to use certain technology, including specified nucleic acid amplification processes (“PCR Processes”), to perform certain human invitro clinical laboratory services.

Roche retains all proprietary rights to the licensed technologies and our non-exclusive license is limited to the use of the technology as described above. Under this agreement, neither party is obligated to defend any proprietary rights against third parties for infringement.

In consideration for this license, we are obligated to pay royalties to Roche, based on a percentage of net sales of products or services that make use of the PRC Processes. Royalty expense relating to this agreement, included in the cost in revenue section of the accompanying consolidated statement of operations, amounted to $552,113 and $336,285 for the years ended December 31, 2011 and 2012, respectively.

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

Services Agreement with Taiho Pharmaceutical Co., Ltd. (“Taiho”)

In July of 2001, we entered into an agreement with Taiho pursuant to which we provide Taiho with RGI-1 molecular-based tumor analyses for use in guiding chemotherapy treatment for cancer patients and for use in Taiho’s business of developing and marketing pharmaceutical and diagnostic products for use against cancer. Pursuant to the agreement, as amended, we appointed Taiho as the exclusive purchaser in Japan of tests and testing services based upon RGI-1 using gene expression through 2010 for: (i) any one or the combination of specified molecular markers, (ii) the therapeutic use of specified compounds, or (iii) the diagnosis or therapeutic treatment of specified precancerous and cancerous diseases. We also granted Taiho the right to be a non-exclusive purchaser in Japan of tests and testing services based upon RGI-1 using gene expression, other than those for which Taiho has exclusivity, for: (i) any one or combination of molecular markers, (ii) the therapeutic use of any compound or biological product against cancer, or (iii) the diagnosis or therapeutic treatment of precancerous and cancerous diseases.

Under the agreement, we are obligated to notify Taiho of new molecular markers, therapeutic compounds and diseases for which RGI-1 may be useful and to offer Taiho the option of including those within its exclusivity. Taiho must perform all testing services pursuant to our instructions and we retain the right to process some or all of the testing services for Taiho internally, or through any other designated and licensed laboratory; provided that such other laboratory is under an appropriate obligation of confidentiality with respect to this agreement.

In consideration for the testing services provided, Taiho paid an upfront payment to us at the commencement of the agreement and is obligated to pay regular testing fees, covering the specific services performed on a monthly basis. In December 2009, we amended this agreement with Taiho and the agreement was renewed for an additional three years. According to the terms of the renewal, Taiho’s appointment as an exclusive purchaser in Japan of certain tests and testing services and its minimum purchasing obligations ended on December 31, 2010 and as such, Taiho was only obligated to purchase tests and testing services based on its needs for 2011 and 2012. Until its minimum purchase obligations ended on December 31, 2010, Taiho was obligated to purchase a minimum amount of testing services from us each calendar quarter. Revenue recognized under this agreement for the years ended December 31, 2011 and 2012 was $1,022,900, and $1,193,425, respectively.

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

Taiho has agreed to indemnify us against any damages claims brought by third parties based on the distribution of the testing services; any claims related to false advertising or unfair competition; and any regulatory challenges. We have agreed to indemnify Taiho against claims of intellectual property infringement related to the testing services. Both parties have agreed to indemnify one another against any breaches of warranties or failures to perform obligations under the agreement. We have agreed to maintain comprehensive general liability insurance for the term of the agreement and for a specified period thereafter. Either party has the right to terminate the agreement in the event of an uncured material breach by the other party, upon written notice, or for cause, as defined under the agreement. Since we do not hold a patent for RGI-1 in Japan, we have agreed to negotiate to adjust Taiho’s fee obligations in the event that a third party obtains a patent for similar testing services in Japan and offers those services at a competitive rate. In the event that we cannot reach an agreement, Taiho has the right to terminate the agreement upon fulfilling certain notice obligations. In addition, should Taiho terminate the agreement for cause, Taiho retains the right to have Dr. Peter Danenberg and/or Dr. Kathleen Danenberg provide the testing services in the same manner as we provide them under the agreement. As of the date of filing of this Annual Report on Form 10-K, the Company continues to provide services to Taiho. The Company and Taiho are currently discussing amending and extending this agreement which amended agreement would be effective and govern all services the Company provided to Taiho as of January 1, 2013. There can be no assurance, however, that we will be able to amend and extend the Taiho agreement on terms acceptable to us, if at all.

Services Agreement with GlaxoSmithKline, LLC formerly known as SmithKline Beecham Corporation (d.b.a. GlaxoSmithKline or “GSK”)

In January 2006, the Company entered into a master services agreement with GSK, a leading pharmaceutical manufacturer, pursuant to which the Company provides services in connection with profiling the expression of various genes from a range of human cancers. Under the agreement, the Company will provide GSK with testing services as described in individual protocols and GSK pays the Company for such services based on the pricing schedule established for each particular protocol. GSK is obligated to make minimum annual payments to the Company under the agreement and also was obligated to make a non-refundable upfront payment to the Company, to be credited against work undertaken pursuant to the agreement. In January 2006, the Company received an upfront payment of $2,000,000, which was initially recorded as deferred revenue. The timing of the recognition of these amounts is dependent upon when GSK submits the specimens for testing. There was no remaining deferred revenue balance associated with this agreement for the periods ended December 31, 2011 or December 31, 2012.

In December 2008, the Company amended and restated its master services agreement with GSK and extended the term of the agreement for a two-year period, with the option for the parties to extend the agreement for additional one-year periods at the end of the term, upon their mutual written agreement. In addition, we became a preferred provider to GSK and its affiliates of genetic testing services on a fee-for-service basis and, in anticipation of the services to be provided, GSK agreed to make a non-refundable upfront payment of approximately $1,300,000, which was received in January 2010. There is no balance for deferred revenue for this agreement at December 31, 2011 or 2012.

The Company recognized revenue of $3,387,442 and $1,280,704 relating to the GSK agreement for the years ended December 30, 2011 and 2012, respectively.

Non-Exclusive License Agreement with GSK

In March 2010, the Company entered into a non-exclusive license agreement with GSK.  Under the agreement, the Company granted GSK a non-exclusive, sublicenseable license to its proprietary PCR analysis technology and diagnostic expertise to assess BRAF gene mutations in human tumor samples.  As part of the agreement, the Company received a non-refundable technology access fee in consideration for the transfer of the Company’s technology to GSK. The agreement also contains milestone provisions which would allow the Company to earn further payments from GSK.  As of December 31, 2012, the Company had earned a $500,000 milestone payment from GSK, which is included in the $1,280,704 revenue recognized under the GSK agreement discussed above.

Master Services Agreement with GlaxoSmithKline Biologicals S.A. (“GSK Bio”)

In July 2012, the Company entered into a second amended and restated master services agreement with GSK Bio, the vaccine division of GSK. Pursuant to this agreement, which has an effective date of May 15, 2012, the Company provides testing services for clinical trials and epidemiology studies relating to GSK Bio’s cancer immunotherapies. The Company performs these testing services on a fee-for-service basis as embodied in written task orders. GSK Bio retains the intellectual property rights to inventions, improvements and data resulting from the services performed under the Agreement. The Company retains all intellectual property rights to its testing services, proprietary processes and all accompanying patent information owned by the Company. All intellectual property owned by either party on the date of the Agreement remains the exclusive property of the owning party.

The Agreement will expire on December 31, 2014, provided that any outstanding task orders at the time of termination will not thereby terminate (unless otherwise agreed in writing by the parties), and any such task orders will continue for the respective terms specified in such task orders (and the parties shall continue to perform their obligations thereunder). GSK Bio may terminate the Agreement, without cause, upon 90 days’ written notice to the Company. The Company may terminate the Agreement, without cause, upon one year’s written notice to GSK Bio. The Agreement may also be terminated early if either party enters bankruptcy or similar proceedings or in the event of a material breach. GSK Bio may terminate the Agreement immediately if the Company experiences a “change of control,” as defined in the Agreement.

The Agreement also provides for mutual indemnification by the parties and contains customary representations, warranties and covenants, including covenants governing the parties’ use of confidential information and representations regarding adequate insurance coverage or self-insurance.

The Company recognized revenue of $5,185,302 and $3,241,211 relating to the services performed for GSK Bio for the years ended December 31, 2011 and 2012, respectively.

Collaboration Agreement with Shanghai BioChip Company, Ltd. (“SBC”)

In March 2007, the Company entered into a collaboration agreement with SBC pursuant to which SBC provides exclusive pharmacogenomic testing services to the Company’s clients in China.

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

This agreement had an initial term of five years, with an automatic renewal for an additional three-year term unless either party gives 90 days’ notice in advance of the renewal date of its intent not to renew. As neither party gave notice of intent not to renew, the agreement has automatically renewed for a successive three year period. Pursuant to the agreement, SBC receives a percentage of the gross margin, as defined in the agreement, collected from the Company’s clients in China as compensation for its testing services performed. For the years ended December 31, 2011 and 2012, testing services totaled $306,675 and $15,355, respectively.

Commission Agreement with Hitachi Chemical Co., Ltd. (“Hitachi”)

On July 26, 2007, the Company entered into a collaboration agreement with Hitachi, a leading diagnostics manufacturer in Japan. Under the terms of this agreement, Hitachi used the Company's proprietary and patented techniques to extract genetic information from formalin-fixed paraffin-embedded (“FFPE”) tissue samples collected in Southeast Asia, Australia and New Zealand. As part of this collaboration agreement, the Company provided Hitachi with the technical information and assistance necessary to perform the testing services. Hitachi was responsible for expenses related to the cost of laboratory equipment and modification to the laboratory facilities, as well as the cost of reagents. The Southeast Asian countries covered under this agreement include Japan, North Korea, South Korea, Taiwan, Mongolia, Pakistan, Bangladesh, Sri Lanka, Nepal, Singapore, Malaysia, Indonesia, Brunei, Thailand, Myanmar, Laos, Cambodia, Vietnam and the Philippines (the “Territory”).

The collaboration agreement had an initial term expiring on June 30, 2010, with an automatic renewal for one year at the end of the original period under the same terms and conditions. Pursuant to the agreement, Hitachi performed certain testing services and received a percentage of the revenue collected from the Company's clients in the Territory which totaled $560,211 and $526,823 for the years ended December 31, 2011 and 2012, respectively. Due to the closing of Hitachi’s applicable facility in the Territory, the Company and Hitachi agreed to terminate this agreement effective September 30, 2012.

Intellectual Property

We rely on a combination of patents, trade secret, copyright and trademark laws, license agreements, nondisclosure and other contractual provisions and technical measures to protect our intellectual property rights in our products, technology and processes. We have proprietary rights in three areas.

First, we exclusively license from USC the use of the RGI-1 extraction methodologies and related technologies, which have been patented in the United States. Currently, this exclusive license includes seven United States patents related to this technology. We also have proprietary rights in additional variations on our extraction technology, for which patent applications are pending in select critical countries. We also use these proprietary methods when meeting our contractual obligations with various clients and when developing diagnostic tests for cancer.

Next, we have identified and are in the process of identifying tumor response markers, which provide an indication of an anti-cancer drug’s effectiveness or ineffectiveness based upon the level of such determinant in a particular tumor. We intend to protect these proprietary developments to the extent allowable under current law. We have patented and have patent applications pending related to certain tumor response markers in the United States and in select critical countries. For example, we have patented methods of quantifying expression of response markers from tumor tissue, which provide guidance in determining appropriate chemotherapeutic regimens for patients that are candidates for treatment with particular chemotherapies. Currently, we have fourteen United States patents that relate to certain tumor markers. Such markers include thymidylate synthase (TS), dihydropyrimidine dehydrogenase (DPD), excision repair gene CC1 (ERCC1), glutathione-s transferase pi (GST-π), epidermal growth factor receptor (EGFR) and HER2/neu gene. We use some of these patented methods as part of our contractual obligations with various clients. We have also licensed the use of certain markers and technology know-how to GSK.

Finally, we have proprietary rights and know-how in the factors which allow us to standardize the quantitative gene expression levels used in our database, and the computation of such values from the readings provided by the laboratory equipment used in the analysis of the mRNA extracted from a patient’s tumor, using our proprietary conversion factors.

We have and will continue to pursue the registration of our trademarks in the United States and internationally. Response Genetics, Man in Circle Design, Kras is Only Half the Equation, ResponseDX®, ResponseDX: Lung®, ResponseDX: Colon®, ResponseDX: Gastric® and ResponseDX: Melanoma®, The Right Therapy for each Patient the First Time and Because Everyone Has a Different Response are registered trademarks in the United States. We have pursued additional marks by filing trademark applications in the United States and abroad. We currently hold the domain names www.responsegenetics.com and www.responsedx.com.

We intend to broaden the scope of our intellectual property and consider our technologies and proprietary know-how to be critical to our future success.

Regulations and Legal Environment

Our business is subject to extensive laws and regulations, the most significant of which are summarized below.

Clinical Laboratory Improvement Amendments

We are subject to the Clinical Laboratory Improvement Amendments of 1988, or CLIA, which is administered by the Centers for Medicare and Medicaid Services (“CMS”) and extends federal oversight to virtually all clinical laboratories by requiring certification by the federal government or by a federally-approved accreditation agency. CLIA requires the certification of clinical laboratories that conduct tests on human subjects and imposes specific conditions for certification. CLIA is intended to ensure the quality and reliability of clinical laboratories, including the accuracy, reliability and timeliness of patient test results performed in clinical laboratories, in the United States by mandating specific standards in the areas of personnel qualification, administration participation in proficiency testing, patient test management, quality control, quality assurance and inspections. CLIA regulations contain guidelines for the qualification, responsibilities, training, working conditions and oversight of clinical laboratory employees. In addition, specific standards are imposed for each type of test that is performed in a laboratory. The categorization of commercially marketed in vitro diagnostic tests under CLIA is the responsibility of the FDA. The FDA will assign commercially marketed test systems into one of three CLIA regulatory categories based on their potential risk to public health. Tests will be designated as waived, of moderate complexity or of high complexity. CLIA and the regulations promulgated thereunder are enforced through quality inspections of test methods, equipment, instrumentation, materials and supplies on a periodic basis. The sanction for failure to comply with CLIA requirements may be suspension, revocation or limitation of a laboratory's CLIA certificate, which is necessary to conduct business, as well as significant fines and/or criminal penalties. If a laboratory is certified as "high complexity" under CLIA, the laboratory is permitted to obtain analyte specific reagents (ASRs), which are commercially marketed products that function as the building blocks of in vitro diagnostic tests and in-house diagnostic tests known as "home brews." We received our CLIA certificate as a "high complexity" laboratory in 2007. To renew this certificate, we participate in College of American Pathologist (“CAP”) surveys and unannounced periodic inspections approximately every two years. Our most recent CAP inspection took place on August 27, 2012 and has resulted in accreditation for two years starting November 4, 2012, the date of expiration of the previous accreditation. Loss of our CLIA certification, change in CLIA or CLIA regulations or in the interpretation thereof, could have a material adverse effect on our business.

Other Laboratory Regulations

Our clinical operations are also subject to regulation under state laws which are more stringent than CLIA. State clinical laboratory laws generally require that laboratories and/or laboratory personnel meet certain qualifications. State clinical laboratory laws also generally require laboratories to specify certain quality controls and maintain certain records. For example, California requires that we maintain a state issued license and comply with California standards for our laboratory operations, including the standards for laboratory personnel and quality control. Certain other states, including Rhode Island, Florida, Maryland, New York and Pennsylvania, require that we hold licenses to test specimens from patients residing in those states. Additional states may require similar licenses in the future. Potential sanctions for violation of these state requirements include significant fines and the suspension or loss of various licenses, certificates and authorizations, which could adversely affect our business and results of operations. Finally, we may be subject to regulation in foreign jurisdictions, including in Europe and Asia, if we expand offering of our tests or distribution of our tests internationally.

HIPAA Compliance and Privacy Protection and the HITECH Act

The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) established comprehensive federal protection for the privacy and security of health information. The HIPAA standards apply to three types of organizations, or “Covered Entities:” health plans, health care clearing houses, and health care providers who conduct certain health care transactions electronically (“Standard Transactions”). Covered Entities must have in place administrative, physical and technical safeguards to protect against the misuse of individually identifiable health information, or PHI. Additionally, some state laws impose privacy protections more stringent than HIPAA’s and some states impose privacy obligations specifically applicable to clinical laboratories.  Additionally, many states have implemented data breach laws requiring additional security measures for certain types of PHI and also public notification of the theft, breach or other loss of personal information. There are also international privacy laws, such as the European Data Directive and various national laws implementing the Data Directive, that impose restrictions on the access, use, and disclosure of health information and other types of identifiable personal information. All of these laws may impact our business. As of December 31, 2008, we became a Covered Entity subject to HIPAA privacy and security standards because our testing services became reimbursable by insurance payors and we began conducting Standard Transactions. We formed an active program designed to address HIPAA regulatory compliance.  This program will likely require periodic updating to comply with amendments to HIPAA. Regardless of our own Covered Entity status, HIPAA presently applies to many of the facilities and physicians with whom we do business and controls the ways in which we may obtain tissue specimens and associated clinical information from those facilities and physicians. We believe we have taken the steps required for us to comply with applicable health information privacy and confidentiality statutes and regulations under both federal and applicable state jurisdictions. However, we may not be able to maintain compliance in all jurisdictions where we do business. Our failure to comply with these privacy laws or significant changes in the laws restricting our ability to obtain tissue specimens and associated patient information could significantly impact our business and our future business plans.

Additionally, The Health Information Technology for Economic and Clinical Health Act of 2009 and the regulations promulgated thereunder by the Department of Health and Human Services (the “HITECH Act”) requires HIPAA covered entities, including clinical laboratories, to provide notification to affected individuals and to the Secretary of Health and Human Services, following discovery of a breach of unsecured PHI. In some cases, the HITECH Act requires covered entities to provide notification to the media of breaches. In the case of a breach of unsecured PHI at or by a business associate of a covered entity, the HITECH Act requires the business associate to notify the covered entity of the breach. The HITECH Act requires the Secretary of Health and Human Services to post on the Department of Health and Human Services’ website a list of covered entities that experience breaches of unsecured PHI involving more than 500 individuals. The HITECH Act made other changes relating to the HIPAA privacy and security rules, including, among others, establishing that, effective February 17, 2010, the security and privacy rules apply directly to business associates and, consequently, that a business associate’s violation of the rules may result in government enforcement action directly against the business associate.

Federal and State Physician Self-referral Prohibitions

We are subject to the federal physician self-referral prohibitions (the “Stark Law”) and restrictions under California’s Physician Ownership and Referral Act (“PORA”). These restrictions prohibit us from billing a patient or any governmental or private payor for any test when the physician ordering the test, or any member of such physician’s immediate family, has an investment interest in or compensation arrangement with us, unless the arrangement meets an exception to the prohibition.

Both the Stark Law and PORA contain an exception for referrals made by physicians who hold investment interests in a publicly traded company that has stockholders’ equity exceeding $75 million at the end of its most recent fiscal year or on average during the previous three fiscal years, and which satisfies certain other requirements. In addition, both the Stark Law and PORA contain an exception for compensation paid to a physician for personal services rendered by the physician. We have compensation arrangements with a number of physicians for personal services, such as speaking engagements and specimen tissue preparation. We have structured these arrangements with terms intended to comply with the requirements of the personal services exception to Stark Law and PORA.

However, we cannot be certain that regulators would find these arrangements to be in compliance with Stark Law, PORA or similar state laws. If we are deemed to not be in compliance by the applicable regulators, we would be required to refund any payments we receive pursuant to a referral prohibited by these laws to the patient, the payor or the Medicare program, as applicable.

Penalties for a violation of the Stark Law include: refunds of amounts collected by an entity in violation of the Start Law, denial of payment for the services provided in violation of the prohibition, and civil penalties of up to $15,000 per service arising out of the prohibited referral. Additionally, a person who engages in a scheme to circumvent the Stark Law’s prohibition may be subject to a civil penalty of up to $100,000. A violation of PORA is a misdemeanor and could result in civil penalties and criminal fines

Other states have self-referral restrictions with which we have to comply that differ from those imposed by federal and California law. While we have attempted to comply with these laws, it is possible that some of our financial arrangements with pathologist and physicians could be subject to regulatory scrutiny at some point in the future, and we cannot provide assurance that we will be found to be in compliance with these laws following any such regulatory review.

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

The FDA presently requires clearance or approval of diagnostic test kits that are sold to labs, hospitals and doctors, considering them to be medical devices. However, diagnostic tests that are developed and performed by a CLIA-certified reference laboratory, known as “home-brew,” “in-house” or “laboratory-developed” tests, have not been regulated by FDA to date. The FDA has stated that it has the power to regulate laboratory-developed tests such as the ones that we develop. Nevertheless, it has exercised enforcement discretion and not regulated most laboratory-developed tests performed by high complexity CLIA certified laboratories.

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

The cancer therapy response tests being developed by the Company include the use of genes and determine whether a patient falls into a high or low risk for recurrence of response to a particular chemotherapy. The Company plans to continue to develop and offer these tests as ”laboratory-developed” tests unless it becomes clearer that these tests are subject to regulation by the FDA. We will continue to monitor both the FDA and Congress and we intend to comply with any new requirements that may apply.

Good Laboratory Practice (“GLP”)

We are subject to various regulatory requirements designed to ensure the quality and integrity of our non-clinical testing processes. Our standard operating procedures are written in accordance with applicable regulations and guidelines for operating in the United States. The industry standards for conducting preclinical laboratory testing are embodied in GLP regulations promulgated by the FDA. In the United States, non-clinical studies intended for FDA submission must be conducted in accordance with GLP regulations; foreign governments may require our North American clients to comply with certain regulatory requirements of other countries (in order to gain approval within these countries), such as regulations promulgated by the Japanese Ministry of Health, Labor and Welfare and Ministry of Agriculture, Forestry and Fisheries, and in Europe, the Organization for Economic Co-operation and Development. GLP regulations specify requirements for facilities, equipment, and professional staff and standardized procedures for conducting studies, including procedures for recording and reporting data and for managing study materials and records. We have established a required quality assurance program that monitors ongoing compliance with GLP regulations by auditing test data and reporting and conducting inspections of testing procedures.

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

Regulation of Reimbursement and Coverage

Revenues for clinical laboratory testing services come from a variety of sources and depend significantly on the availability of third-party reimbursement, including from Medicare and Medicaid programs, commercial insurers and managed care organizations. We are currently a Medicare laboratory services provider and intend to become a Medicaid laboratory services provider. We also receive reimbursement from third-party payors for our testing services. As is the case with health care services generally, the majority of payors pay for our testing services at varying levels that may be significantly lower or otherwise differ from our list prices. Obtaining reimbursement from third-party payors is both time consuming and expensive. Payment from third-party payors may not be sufficient to allow us to sell our services on a profitable and competitive basis.

We derived approximately 42% and 45% of our net sales of ResponseDX® testing services directly from the Medicare program in 2011 and 2012, respectively. Therefore, compliance with complex Medicare reimbursement rules is important to our operations. Once Medicare has determined that it will cover a particular test, or that a test will be provided as a benefit, payment is generally made under the Clinical Laboratory Fee Schedule with amounts assigned to specific procedure billing codes. Each Medicare carrier jurisdiction has a fee schedule that establishes the price for each specific laboratory billing code. This fee schedule is updated annually. As a Medicare-participating laboratory based in California, we bill under the Medicare program's California contractors fee schedule and will have to comply with this contractor's coverage and payment policies. In recent years, both government and private sector payers have made efforts to contain or reduce health care costs, including reimbursement for clinical laboratory services. In January 2013, the annual Medicare fee schedules update was announced which includes proposed changes to Medicare reimbursement rates that significantly reduce the reimbursement rates for certain of the testing services we provide. The Company is participating with other impacted organizations to provide guidance to the local Medicare Administrative Contractor that may result in an adjustment to the proposed reimbursement rates that better reflects the value of the services being performed. If, however, the initial reduction in reimbursement rates is adopted as is, it may have a material adverse effect on our operations.

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

Information Technology

We have implemented a commercially available and supported system used to perform tracking, evaluation, and reporting of laboratory specimens as they are analyzed. Hardware and software used in conjunction with this system are commercially available items that can easily be procured. We also make use of commercial software applications that allow for biostatistical analysis of data generated.

Industry standard tools and techniques are used to support business functions on the Company informatics environment. This includes areas such as office applications, collaboration, electronic mail, general ledger/accounting software, internet connectivity, backup strategies, and security measures.

Specimen storage equipment consists of lockable cabinets that are catalogued for the storage of paraffin-embedded specimens for our clients. Our database provides locator information in order to retrieve these archived specimens as needed. In addition, we maintain freezers to store frozen tissue specimens. These freezers are monitored via computerized probes on a continuous basis to ensure that temperatures are maintained at levels necessary to keep these specimens frozen. Should temperatures in any of the freezers move out of range due to mechanical failure an emergency alert is sent to us for response. These freezers are also supported by a freestanding emergency backup generator that will engage in the event of a general power outage in order to maintain freezer temperatures at necessary levels.

Competition

We provide services in a segment of the healthcare industry that is highly fragmented and extremely competitive. Any failure to respond to technological advances and emerging industry standards could impair our ability to attract and retain clients. This industry is characterized by rapid technological change. The Company’s actual and potential competitors in the United States and abroad may include major clinical and pathology laboratories, such as Quest Diagnostics Inc., Laboratory Corporation of America, Clarient, Inc.(acquired by GE), and specialized laboratories such as Genoptixs Inc. (acquired by Novartis Pharmaceuticals), NeoGenomics, Inc., Caris Life Sciences, Foundation Medicine, university laboratories and other research institutions. Many of our potential competitors have considerably greater financial, technical, marketing, research and other resources than we do, which may allow these competitors to discover important information and technology before we do. We anticipate competition to aggressively compete for market share. Our competitors may succeed in developing diagnostic products that circumvent our technologies or product candidates. Also, our competitors may succeed in developing technologies or products that are more effective than those that are developed or will be developed by us or that would render our technology or product candidates less competitive or obsolete.

In addition, we are developing our services and product candidates to impact certain methods for treating cancer. If those methods change, it is likely that the demand for our services and product candidates could significantly decline or cease altogether. The development of new or superior competing technologies or products, or a change in the methodology of treating cancer, could affect our competitive position and harm our business. Moreover, these competitors may offer broader product lines and have greater name recognition than us and may offer discounts as a competitive tactic.

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

Employees

As of December 31, 2012, we had 99 employees, 90 full-time and 9 part-time employees. Our employees are not represented by any collective bargaining organizations and we consider our relations with our employees to be good.

Reports to Security Holders

We are a Delaware corporation with our principal executive offices located at 1640 Marengo Street, 6 th Floor, Los Angeles, California 90033. Our telephone number is (323) 224-3900 and our web site address is www.responsegenetics.com. We make available free of charge through the Investor Relations section of our web site our quarterly reports on Form 10-Q, our Annual Report on Form 10-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

Item 1B. Unresolved Staff Comments.

None.

Item 2.  Properties.

The Company leases 20,753 square feet of office and laboratory space in Los Angeles, California, under a noncancelable operating lease that will expire on June 30, 2013. The Company is currently in negotiations to amend and extend this lease. However, there can be no assurance that the Company will be able to amend and extend the lease on terms acceptable to the Company. The Company also leased 1,460 square feet of space in Frederick, Maryland, where administrative functions were performed until July 31, 2012. The Company moved the administrative functions performed out of this office primarily to its Los Angeles facilities and closed the Maryland office on July 31, 2012. The lease for the Maryland office expired on January 31, 2013.

Item 3. Legal Proceedings.

The Company is, from time to time, involved in legal proceedings, regulatory actions, claims and litigation arising in the ordinary course of business. These matters are not expected to have a material adverse effect upon the Company’s financial condition.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Common Stock is traded on the NASDAQ Capital Market under the symbol "RGDX" and has been trading since our initial public offering on June 4, 2007. The following table sets forth the range of high and low sales prices of our Common Stock, based on the closing price of our Common Stock on a given day, in each quarter since our Common Stock began trading.

	2012
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Stock price – High	$2.20	$1.99	$1.36	$1.60
Stock price – Low	$1.05	$1.17	$0.76	$1.02

	2011
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Stock price – High	$2.80	$3.05	$2.93	$2.00
Stock price – Low	$2.06	$1.77	$1.72	$.81

Stockholders

As of March 26, 2013, there were approximately 39 stockholders of record of the 32,797,625 outstanding shares of Common Stock.

Dividends

The Company has not paid dividends to its stockholders since its inception and does not plan to pay cash dividends in the foreseeable future. The Company currently intends to retain earnings, if any, to finance the growth of the Company.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item regarding securities authorized for issuance under equity compensation plans is incorporated by reference from Item 12 of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

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

Pursuant to the registration rights agreements dated February 2, 2012, the Company filed a registration statement with the SEC on April 30, 2012, to register the February Shares for resale. This registration statement became effective on May 17, 2012 and remained effective as of December 31, 2012.

Under the registration rights agreements with the February Investors, the Company is obligated to use commercially reasonable efforts to (i) cause the registration statement described above to remain continuously effective and (ii) to maintain the listing of the Company’s common stock on NASDAQ or other exchanges, as defined, for a period that will terminate on the earlier of February 2, 2013, the date on which the February Investors have sold all covered registrable securities or the date on which there are no longer any covered registrable securities outstanding.  The Company is also required to file with the SEC in a timely manner all reports and other documents required of the Company required of the Company under the Exchange Act.  In the event the Company fails to satisfy its obligations under the registration rights agreements, the Company would be in breach of said agreements, in which event, the February Investors would be entitled to pursue all rights and remedies at law or equity including an injunction or other equitable relief. These registration rights agreements do not provide an explicitly stated or defined penalty due upon a breach.  Because (i) the potential penalty for any breach of these registration rights agreement is not explicitly stated or defined, which prohibits the Company from applying the guidance of ASC 825-20-15, Registration Payment Arrangements and (ii) complying with all filing requirements under the Exchange Act as described above is not solely within the Company’s control, the Company was required to present the investment of approximately $7,885,900 in the Company’s common stock as common stock outside of stockholders’ equity in the accompanying consolidated balance sheet under ASC 480-10-S99-3, Classification and Measurement of Redeemable Securities.

As of December 31, 2012, the Company has removed the restrictions on 3,100,000 shares and reclassified the shares to common stock from common stock classified outside of equity (deficit). Therefore, as of December 31, 2012, a total of $3,183,328 of common stock was classified outside of stockholders’ equity (deficit).

September 2012 Private Placement

On September 13, 2012, the Company entered into a purchase agreement (the “Purchase Agreement”) with Glaxo Group Limited, an affiliate of GSK (the “GSK Investor”) and two existing investors, Swiftcurrent Partners, L.P. and Swiftcurrent Offshore, Ltd. (collectively with the GSK Investor, the “September Investors”) for the private placement of an aggregate of 8,000,000 newly-issued shares of the Company’s common stock (the “September Shares”) at a purchase price of $1.10 per share (the “September 2012 Private Placement”). The Company raised gross cash proceeds of $8,800,000 in the September 2012 Private Placement which closed on September 13, 2012 (the “Closing”).

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

Under the September Registration Rights Agreement, the Company is obligated to use commercially reasonable efforts to cause a registration statement to become effective and to remain continuously effective and to maintain the listing of the covered common stock on NASDAQ or other exchanges, as defined, for a period that will terminate upon the earlier of (i) the date on which all Registrable Securities covered by such Registration Statement as amended from time to time, have been sold, (ii) the date on which there are no longer any Registrable Securities outstanding or (iii) three years from the date of filing of such Registration Statement (the “ Effectiveness Period ”) and advise each September Investor in writing when the Effectiveness Period has expired. “Registrable Securities” means (i) the September Shares and (ii) shares of capital stock or any other securities issued or issuable with respect to or in exchange for the September Shares; provided, that, a security shall cease to be a Registrable Security with respect to a September Investor upon (A) sale by such September Investor pursuant to a registration statement or Rule 144 under the 1933 Act, or (B) such security becoming eligible for sale by such September Investor without restriction pursuant to Rule 144(b)(1).   In the event the Company fails to satisfy its obligations under the September Registration Rights Agreement, the Company would be in breach of such agreement, in which event, the September Investors would be entitled to pursue all rights and remedies at law or equity including an injunction or other equitable relief. The September Registration Rights Agreement does not provide an explicitly stated or defined penalty due upon a breach.  Because the potential penalty for any breach of these registration rights agreement is not explicitly stated or defined, which prohibits the Company from applying the guidance of ASC 825-20-15, Registration Payment Arrangements, the Company was required to present the investment of approximately $8,800,000 in the Company’s common stock as common stock outside of stockholders’ equity in the accompanying consolidated balance sheet under ASC 480-10-S99-3, Classification and Measurement of Redeemable Securities.

Pursuant to the September Registration Rights Agreement, the Company filed a registration statement with the SEC on October 26, 2012, to register the September Shares for resale. This registration statement became effective on November 13, 2012 and remained effective as of December 31, 2012.

As of December 31, 2012, the Company has removed the restriction on 3,000,000 of the 8,000,000 September Shares and reclassified the shares to common stock from common stock classified outside of stockholders’ equity (deficit). Therefore, as of December 31, 2012, a total of $5,500,000 of common stock relating to the 5,000,000 remaining restricted September Shares was classified outside of stockholders’ equity (deficit) related to this transaction.

Purchases of Equity Securities

The Company made no purchases of its equity securities in the period covered by this annual report.

Item 6. Selected Financial Data.

The following selected consolidated statement of operations data for the years ended December 31, 2011 and 2012 and the balance sheet data at December 31, 2011 and 2012 have been derived from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K.  Historical results are not necessarily indicative of the results of operations for future periods.  The following data is qualified in its entirety and should be read in conjunction with the rest of the information contained in this section and our consolidated financial statements and related notes included elsewhere in this report.

Consolidated Statement of Operations Data:

	Year ended	Year ended
	December 31, 2011	December 31, 2012
Revenue	$22,642,728	$18,736,669
Operating expenses:
Cost of revenue	$11,733,700	$10,415,913
Selling and marketing	$5,560,637	$5,065,998
General and administrative	$9,708,347	$8,783,414
Research and development	$1,321,897	$2,128,610
Operating loss	$(5,681,853)	$(7,657,266)

Net loss	$(5,702,422)	$(7,757,079)
Net loss per common share:
Basic and diluted	$(0.30)	$(0.29)

Weighted average common shares outstanding:
Basic and diluted	19,124,806	26,742,345

Consolidated Balance Sheet data:

	December 31, 2011	December 31, 2012
Consolidated Balance Sheet Data:
Cash and cash equivalents	$1,700,295	$9,041,478
Total assets	$7,850,807	$16,589,220
Common stock classified outside of stockholders’ equity (deficit)	$7,854,682	$11,775,724
Total stockholders’ equity (deficit)	$(6,137,844)	$(542,211)

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward-Looking Statements

The following discussion of our financial condition and results of operation should be read in conjunction with our audited consolidated financial statements and related notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2012. This discussion contains forward-looking statements that relate to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Clinical studies have shown that not all cancer chemotherapy works effectively in every patient, and that a number of patients receive therapy that has no benefit to them and may potentially even be harmful. Our goal is to provide cancer patients and their physicians with a means to make informed, individualized treatment decisions based on genetic analysis of tumor tissues. We are focusing our efforts in the following areas:

•	Continued commercialization of our ResponseDX® tests;

•	Developing additional diagnostic tests for assessing the risk of cancer recurrence, prediction to therapy response and tumor classification in cancer patients; and

•	Expanding our testing services business by pursuing new technologies through collaborations and in-licensing to expand our business.

Our technologies enable us to reliably and consistently extract the nucleic acids RNA and DNA from tumor specimens that are stored as formalin-fixed and paraffin-embedded, specimens and thereby to analyze genetic information contained in these tissues. This is significant because the majority of patients diagnosed with cancer have a tumor biopsy sample stored in paraffin, while only a small percentage of patients’ tumor specimens are frozen. Our technologies also enable us to use the formalin-fixed paraffin embedded (“FFPE”) patient biopsies for the development of diagnostic tests.

ResponseDX®

The outcome of cancer therapy is highly variable due to genetic differences among patients. Some patients respond well with tumor shrinkage and increase in life span. Other patients do not obtain benefit from the same therapy and may actually experience toxic side effects, psychological trauma and delay in effective treatment.

At present, most cancer treatment regimens are administered without any pre-selection of patients on the basis of their particular genetics. However, recent development of very sensitive molecular technologies has enabled researchers to identify and measure genetic and biochemical factors in patients’ tissues that may predict the probability of success or failure of many currently used anti-cancer agents. In order to increase the chances of a better outcome for cancer patients, we have and continue to expand our development of genetic tests for measuring predictive factors for tumor response in tumor tissue samples. We offer tests for non-small cell lung cancer (“NSCLC”), colorectal cancer (“CRC”) and gastric and gastroesophageal cancer (“GE”), and melanoma cancer patients’ tumor tissue specimens through our ResponseDX: Lung®, ResponseDX: Colon®, ResponseDX: Gastric® and ResponseDX: Melanoma® test suites at our laboratory located in Los Angeles, California, which is certified under the Clinical Laboratory Improvement Amendments of 1988 (“CLIA”). These tests serve to help oncologists make optional therapeutic decisions for cancer patients. The results from our tests may help oncologists choose among therapies to treat their cancer patients. As of December 31, 2012, our sales team consisted of 14 members located in the West Coast, Midwest, and East Coast areas of the United States.

Diagnostic Tests for Other Cancers

In addition to ResponseDX: Lung®, ResponseDX: Colon®, ResponseDX: Gastric® and ResponseDX: Melanoma®, we intend to develop and commercialize tests for other types of cancer. We also are identifying genetic profiles of tumors that are more or less responsive to a particular therapy. Following the development of tests to determine the most active therapy regimen for the individual patient at risk, we intend to leverage our relationships in the healthcare industry to market, sell or license these tests as a means for physicians to determine the courses of cancer treatment.

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

There are no assurances that we will be able to continue making our current ResponseDX® tests available, or make additional ResponseDX® tests available; or that we will be able to develop and commercialize tests of other types of cancer; or that we will be able to expand our testing service business through collaborations.

We anticipate that, over the next 12 months, a substantial portion of our capital resources and efforts will be focused on sales and marketing activities related to our ResponseDX® diagnostic tests, research and development to expand our series of diagnostic tests for cancer patients, and for other general corporate purposes.

Research and development expenses represented 4.7% and 8.1% of our total operating expenses for the years ended December 31, 2011 and 2012, respectively. Major components of the $1,321,897 and $2,128,610 in research and development expenses for the years ended December 31, 2011 and 2012, respectively, included supplies and reagents for our research activities, personnel costs, occupancy costs, equipment warranties and service, patent fees, insurance, business consulting and sample procurement costs.

Critical Accounting Policies and Significant Judgments and Estimates

This discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as revenues and expenses during the reporting periods. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could therefore differ materially from those estimates under different assumptions or conditions. We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our financial statements.

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

ResponseDX® Revenue

Net revenue for the Company’s diagnostic services is recognized on an accrual basis at the time discreet diagnostic tests are completed. Each test performed relates to a specimen encounter derived from a patient, and received by the Company on a specific date (such encounter is commonly referred to as an “accession”). The Company’s services are billed to various payors, including Medicare, private health insurance companies, healthcare institutions, and patients. The Company reports net revenue from contracted payors, including certain private health insurance companies, and healthcare institutions based on the contracted rate, or in certain instances, the Company’s estimate of the amount expected to be collected for the services provided. For billing to Medicare, the Company uses the published fee schedules, net of standard discounts (commonly referred to as “contractual allowances”). The Company reports net revenue from non-contracted payors, including certain private health insurance companies, based on the amount expected to be collected for the services provided. The Company analyzes historical payments from payors as a percentage of amounts billed by the Company to estimate expected collections for purposes of recording net revenue.

The Company has its Medicare provider number which allows it to invoice and collect from Medicare. Invoicing to Medicare is primarily based on amounts allowed by Medicare for the service provided as defined by Common Procedural Terminology (“CPT”) codes.  In January 2013, the initial annual Medicare fee schedules update was announced which includes proposed changes to Medicare reimbursement rates that significantly reduce the reimbursement rates for certain of the testing services we provide. The Company is participating directly and with other impacted organizations to provide guidance to the local Medicare Administrative Contractor that may result in an adjustment to the proposed reimbursement rates that it believes better reflects the value of the services being performed. If, however, the initial reduction in reimbursement rates is adopted as is, it may have a material adverse effect on the Company's operations.

License Fees

We have licensed technology for the extraction of RNA and DNA from FFPE tumor specimens from USC in exchange for royalty fees on revenue generated by use of this technology. These royalties are calculated as a fixed percentage of revenue that we generate from use of the technology licensed from USC. Total license fees expensed in cost of revenue under the license agreement with USC were $516,746 and $332,504 for the years ended December 31, 2011 and 2012, respectively. We also maintain a non-exclusive license to use Roche’s PCR, homogenous PCR, and reverse transcription PCR processes. We pay Roche a fixed percentage royalty fee for revenue that we generate through use of this technology. Royalties expensed in cost of revenue under the Roche agreement totaled $552,113 and $336,285 for the years ended December 31, 2011 and 2012, respectively.

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

Accounts Receivable and Allowance for Doubtful Accounts

We invoice our pharmaceutical clients as specimens are processed and any other contractual obligations are met. Our contracts with pharmaceutical clients typically require payment within 45 days of the date of invoice. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our clients to make required payments. We specifically analyze accounts receivable and historical bad debts, client credit, current economic trends and changes in client payment trends when evaluating the adequacy of the allowance for doubtful accounts. Account balances are charged-off against the allowance when it is probable the receivable will not be recovered. To date, our clients have primarily been large pharmaceutical companies. Bad debts to date have been minimal and there is no allowance for doubtful accounts for our pharmaceutical revenue at December 31, 2011 and 2012.

We bill Medicare and private payors (“Private Payors”) for ResponseDX® upon completion of the required testing services. As such, we take assignment of benefits and the risk of collection with Medicare and Private Payors. We continue to monitor the collection history for Medicare and Private Payors.  Based on the historical experience for our Medicare and Private Payor accounts, we have determined, based on a detailed analysis, that accounts receivable associated with certain billings are unlikely to be collected.  Therefore, we have recorded an allowance for doubtful accounts of $838,750 and $991,990 as of December 31, 2011 and 2012, respectively.

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

Results of Operations

Years Ended December 31, 2012 and December 31, 2011

Revenue.  Revenues were $18,736,669 for the year ended December 31, 2012, as compared to $22,642,728 for the year ended December 31, 2011, a decrease of $3,906,059, or 17.3%. The decrease was primarily due to a decrease in pharmaceutical revenues of $3,252,876. ResponseDX® revenues decreased $653,183. ResponseDX® revenue accounted for 63.4% of total revenue in the year ended December 31, 2012 compared to 55.4% for the year ended December 31, 2011.  ResponseDX® revenues for the year ended December 31, 2012, decreased 5.2% as compared to the year ended December 31, 2011.  This decrease was primarily due to the initial phases of restructuring efforts within the sales team during 2012 and the Company’s focus on its relationship with its largest pharmaceutical client. For the year ended December 31, 2012, our two most significant pharmaceutical clients accounted for approximately 24.1% of our revenue, as compared to approximately 37.9% of our revenue for the year ended December 31, 2011.

Cost of Revenue.  Cost of revenues for the year ended December 31, 2012 was $10,415,913 as compared to $11,733,700 for the year ended December 31, 2011, a decrease of $1,317,787 or 11.2%. The decrease in revenue resulted in lower direct costs to generate the corresponding revenue. The decrease as a percentage was not equivalent to the corresponding decrease in revenue as a large portion of our costs are labor related therefore limiting our ability to make adjustments based on fluctuations in volume. Cost of revenues as a percentage of revenues was 55.6% for the year ended December 31, 2012, as compared to 51.8% for the year ended December 31, 2011. Cost of revenues as a percentage of revenues was 45.7% for the three months ended December 31, 2012 indicating a focus on improving our laboratory operations in order to drive continued improvements in our cost of revenue as a percentage of revenues.

Research and Development Expenses.  Research and development expenses were $2,128,610 for the year ended December 31, 2012, as compared to $1,321,897 for the same period in 2011, an increase of $806,713 or 61.0%. This increase resulted primarily from increased efforts related to the development of new molecular tests which were released in the second half of 2012. The increases primarily result from an increase in laboratory supplies, reagents and microarray costs, personnel related cost and legal services related to our intellectual property. We expect research and development expenses to increase as we work to develop additional aspects of our technology, launch Next Generation Sequencing and study diagnostic indicators for various forms of cancer.

General and Administrative Expenses.  General and administrative expenses totaled $8,783,414 for the year ended December 31, 2012, as compared to $9,708,347 for the year ended December 31, 2011, a decrease of $924,933 or 9.5%. Generally, the Company has been focused on reducing costs in key areas during the second half of 2012. This decrease resulted primarily from decreases in personnel costs of $86,553, travel of $149,853, professional/consulting fees of $174,349, legal fees of $423,456, business taxes of $217,267 and a 2011 asset impairment charge of $157,241 offset by an increase in facility related costs of $45,017 and stock compensation expense of $227,422.

Sales and Marketing Expenses.   For the year ended December 31, 2012, our sales and marketing expenses totaled $5,065,998 compared to $5,560,637 for the year ended December 31, 2011, a decrease of $494,639 or 8.9%.  The decrease primarily resulted from the initial phases of restructuring sales and marketing activities for ResponseDX®, which included decreases in marketing related activities of $168,423 and personnel costs of $421,240, offset by increases in travel costs of $17,550 and marketing consulting of $72,801.  We expect that sales and marketing costs will increase as we expand our sales and marketing team and related activities.

Other Income and Expense.  Other income and expense primarily represents the interest expense we incur on our revolving credit facility with Silicon Valley Bank. Interest expense increased to $85,838 for the year ended December 31, 2012 compared with $20,718 for the same period in 2011. The Company’s initial drawdown of $1,000,000 on the line of credit was completed in October 2011 and therefore the company only incurred interest expense for the fourth quarter of 2011.

Net Income/(Loss).  As a result of the foregoing, our net loss increased by approximately $2,054,657 to approximately $7,757,079 for the year ended December 31, 2012 as compared to a net loss of $5,702,422 for the year ended December 31, 2011.

Liquidity and Capital Resources

We incurred net losses of $5,702,422 and $7,757,079 during the years ended December 31, 2011 and 2012, respectively. Since our inception in September 1999, we have incurred cumulative losses and as of December 31, 2012, we had an accumulated deficit of $57,276,664. We have not yet achieved profitability and anticipate that we will likely incur additional losses for the next year. We cannot provide assurance as to when we will achieve profitability. We expect that our cash and cash equivalents will be used to fund our selling and marketing activities primarily related to our ResponseDX® tests, research and development, and general corporate purposes. As a result, we will need to generate significant revenues to achieve profitability.  Management intends to effectively manage cash flows in 2013 and expects that cash and cash equivalents will be sufficient to meet the Company’s working capital requirements through the next 12 months. Nevertheless, until we can generate and maintain sufficient revenues to finance our cash requirements, which we may never do, we expect to finance additional cash needs primarily through public or private equity offerings, strategic collaborations, our line of credit and other financing opportunities.  We do not know whether additional funding will be available on acceptable terms, if at all.  If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate selling and marketing activities or research and development programs.

The Company is a party to a line of credit agreement with Silicon Valley Bank (the “Bank”) entered into on July 14, 2011, as last amended on March 7, 2013. The line of credit is collateralized by the Company’s pharmaceutical and Medicare receivables and the amended maximum amount that can be borrowed from the credit line is $2,000,000. As of December 31, 2012, the amount the Company can draw from the credit line was equal to the lesser of (i) the Company’s calculated borrowing base, which was 80% of certain of the Company’s accounts receivables, or (ii) the amount available under the credit line. As needed from time to time, the Company may draw on this line for use for general corporate purposes. However, the line of credit is subject to various financial covenants and, as of December 31, 2012, the Company was not in compliance with certain covenants. Pursuant to the March 7, 2013 amendment, the Bank waived the Company's existing breach of financial covenants under the agreement and the parties restructured the credit line to provide that, among other things: i) the revolving line of credit's maturity date was extended to March 7, 2015, (ii) the fee for the unused portion of the revolving line of credit was reduced from 0.375% to 0.250% per annum of the average unused portion of the revolving line of credit, (iii) the Company must continue to meet certain reporting requirements including providing financial statements and a certificate of compliance with the terms and conditions of the credit agreement by an authorized officer to the Bank within 45 days of the last day of each calendar quarter, provided that if the Company has less than $4,000,000 in its account at the Bank at any time during such calendar quarter, the Company must provide the financial statements and the certificate of compliance within 30 days of the end of such calendar quarter and providing a monthly report on revenues realized from private payors, (iv) the financial covenants were amended and restated to require the Company to maintain a ratio of quick assets to current liabilities of 1:50 to 1:00 and meet certain specified minimum adjusted EBITDA requirements as defined in the amendment and measured on a monthly basis and (v) the Bank is granted certain additional inspection of books, records and collateral rights. The Company may fail to comply with these amended financial covenants in 2013 due to, for example, the Company’s calculated borrowing base for a covered period decreasing below a level that the Company is in an over-advance position in which case, the Company will be required to repay any outstanding amounts greater than the calculated borrowing base for such covered period back to the Bank immediately. The Company will be able to draw down on the credit line again with respect to such paid back amount once the Company is in compliance with the borrowing base requirement. This occurred on one occasion during the second quarter of 2012 based on the May 2012 borrowing base, as a result of which the Company was required to repay $298,000 to the Bank. The Company drew down the same amount one week later once the June 2012 borrowing base was determined to be sufficiently higher than the May 2012 borrowing base, thereby giving the Company the capacity to borrow such additional amount.

In addition, we expect to use our capital to fund research and development and to make capital expenditures to keep pace with the expansion of our research and development programs and to scale up our commercial operations. The amount and timing of actual expenditures may vary significantly depending upon a number of factors, such as the progress of our product development, regulatory requirements, commercialization efforts, and the amount of cash used by operations. We expect that we will continue to generate revenue through our pharmacogenomic testing services and ResponseDX® testing services that we provide to pharmaceutical clients and to the users of our ResponseDX® testing services which include oncologists, pathologists, hospitals, and cancer care centers.  These revenues are not guaranteed and are not expected to substantially offset the costs associated with our expansion efforts.

Following is a summary of recent events and the expected impact these events have had or may have on our liquidity and future realization of revenues.

Sales of Common Stock

Under the Company’s Articles of Incorporation, the Company has one class of common stock and its holders have no preemptive, subscription, redemption or conversion rights.  As described below and in Note 12 in the Notes to Consolidated Financial Statements, the Company sold shares of its common stock during 2011 and 2012.  In connection with certain of these offerings, the Company entered into registration rights agreements with the purchasers of the common shares.

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

Pursuant to the registration rights agreement, dated March 5, 2010, the Company filed a registration statement with the SEC to register the 3,005,349 shares sold to Lansdowne, Greenway and Paragon for resale, which became effective on May 19, 2010 and which registration statement remained effective as of December 31, 2012.

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

On January 18, 2012, the Company removed the restrictions on 3,658,676 shares purchased by Lansdowne and reclassified the shares to common stock from common stock classified outside of equity (deficit). Therefore, as of December 31, 2011 and 2012, a total of $7,854,682 and $3,092,396 of common stock was classified outside of stockholders’ equity (deficit), respectively.

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

Pursuant to the registration rights agreements dated February 2, 2012, the Company filed a registration statement with the SEC on April 30, 2012, to register the February Shares for resale. This registration statement became effective on May 17, 2012 and remained effective as of December 31, 2012.

Under the registration rights agreements with the February Investors, the Company is obligated to use commercially reasonable efforts to (i) cause the registration statement described above to remain continuously effective and (ii) to maintain the listing of the Company’s common stock on NASDAQ or other exchanges, as defined, for a period that will terminate on the earlier of February 2, 2013, the date on which the February Investors have sold all covered registrable securities or the date on which there are no longer any covered registrable securities outstanding.  The Company is also required to file with the SEC in a timely manner all reports and other documents required of the Company required of the Company under the Exchange Act.  In the event the Company fails to satisfy its obligations under the registration rights agreements, the Company would be in breach of said agreements, in which event, the February Investors would be entitled to pursue all rights and remedies at law or equity including an injunction or other equitable relief. These registration rights agreements do not provide an explicitly stated or defined penalty due upon a breach.  Because (i) the potential penalty for any breach of these registration rights agreement is not explicitly stated or defined, which prohibits the Company from applying the guidance of ASC 825-20-15, Registration Payment Arrangements and (ii) complying with all filing requirements under the Exchange Act as described above is not solely within the Company’s control, the Company was required to present the investment of approximately $7,885,900 in the Company’s common stock as common stock outside of stockholders’ equity in the accompanying consolidated balance sheet under ASC 480-10-S99-3, Classification and Measurement of Redeemable Securities.

As of December 31, 2012, the Company has removed the restrictions on 3,100,000 shares and reclassified the shares to common stock from common stock classified outside of equity (deficit). Therefore, as of December 31, 2012, a total of $3,183,328 of common stock was classified outside of stockholders’ equity (deficit).

September 2012 Private Placement

On September 13, 2012, the Company entered into a purchase agreement (the “Purchase Agreement”) with Glaxo Group Limited, an affiliate of GSK (the “GSK Investor”) and two existing investors, Swiftcurrent Partners, L.P. and Swiftcurrent Offshore, Ltd. (collectively with the GSK Investor, the “September Investors”) for the private placement of an aggregate of 8,000,000 newly-issued shares of the Company’s common stock (the “September Shares”) at a purchase price of $1.10 per share (the “September 2012 Private Placement”). The Company raised gross cash proceeds of $8,800,000 in the September 2012 Private Placement which closed on September 13, 2012 (the “Closing”).

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

Under the September Registration Rights Agreement, the Company is obligated to use commercially reasonable efforts to cause a registration statement to become effective and to remain continuously effective and to maintain the listing of the covered common stock on NASDAQ or other exchanges, as defined, for a period that will terminate upon the earlier of (i) the date on which all Registrable Securities covered by such Registration Statement as amended from time to time, have been sold, (ii) the date on which there are no longer any Registrable Securities outstanding or (iii) three years from the date of filing of such Registration Statement (the “Effectiveness Period”) and advise each September Investor in writing when the Effectiveness Period has expired. “Registrable Securities” means (i) the September Shares and (ii) shares of capital stock or any other securities issued or issuable with respect to or in exchange for the September Shares; provided, that, a security shall cease to be a Registrable Security with respect to a September Investor upon (A) sale by such September Investor pursuant to a registration statement or Rule 144 under the 1933 Act, or (B) such security becoming eligible for sale by such September Investor without restriction pursuant to Rule 144(b)(1).   In the event the Company fails to satisfy its obligations under the September Registration Rights Agreement, the Company would be in breach of such agreement, in which event, the September Investors would be entitled to pursue all rights and remedies at law or equity including an injunction or other equitable relief. The September Registration Rights Agreement does not provide an explicitly stated or defined penalty due upon a breach.  Because the potential penalty for any breach of these registration rights agreement is not explicitly stated or defined, which prohibits the Company from applying the guidance of ASC 825-20-15, Registration Payment Arrangements , the Company was required to present the investment of approximately $8,800,000 in the Company’s common stock as common stock outside of stockholders’ equity in the accompanying consolidated balance sheet under ASC 480-10-S99-3, Classification and Measurement of Redeemable Securities.

Pursuant to the September Registration Rights Agreement, the Company filed a registration statement with the SEC on October 26, 2012, to register the September Shares for resale. This registration statement became effective on November 13, 2012 and remained effective as of December 31, 2012.

As of December 31, 2012, the Company has removed the restriction on 3,000,000 of the 8,000,000 September Shares and reclassified the shares to common stock from common stock classified outside of stockholders’ equity (deficit). Therefore, as of December 31, 2012, a total of $5,500,000 of common stock relating to the 5,000,000 remaining restricted September Shares was classified outside of stockholders’ equity (deficit) related to this transaction.

Comparison of years ended December 31, 2012 and 2011

As of December 31, 2012, we had $9,041,478 in cash and cash equivalents, net working capital of $9,718,816 and an accumulated deficit of $57,276,664.

As of December 31, 2011, we had $1,700,295 in cash and cash equivalents, net working capital of $845,664 and an accumulated deficit of $49,519,585.

Cash flows provided by operating activities

During the year ended December 31, 2012, the Company used cash flows in operating activities of $8,011,316 compared to $5,084,304 used in the year ended December 31, 2011.  The reasons for the increase in cash used in operating activities of $2,927,012 was due mainly to the increase in the net loss, increases in accounts receivable, and decreases in accounts payable and accrued expenses, offset by the decreases in prepaid expenses and the increase in deferred revenue.

The increase in accounts receivable related mainly to several large year-end invoices related to Pharmaceutical client revenues offset by an increase in the allowance for doubtful accounts.  The decrease in accounts payable and accrued expenses relates primarily to efforts to reduce the purchase of laboratory supplies to better match our immediate needs and the reduction of recruiting costs at year end.  The increase in deferred revenue related to certain services that have been paid in advance and are being provided over a period of time.

Cash flows used in investing activities

Net cash used in investing activities was $956,560 and $390,780 for the years ended December 31, 2012 and 2011, respectively. This was primarily attributable to the purchase and installation of our Laboratory Information Management System (“LIMS”).

Cash flows used in financing activities

Cash flows from financing activities for the years ended December 31, 2012 and 2011 provided net cash of $16,304,936 and $3,128,522, respectively, primarily relating to the sale of common stock.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

We have reviewed all recently issued standards and have determined they will not have a material impact on our consolidated financial statements or do not apply to our operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

The information called for by this item is not required as we are a smaller reporting company.

Item 8.  Financial Statements and Supplementary Data.

Our consolidated financial statements and the accompanying notes thereto are included in this Annual Report on Form 10-K beginning on page 27.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on its assessment, management has concluded that, as of December 31, 2012, our internal control over financial reporting was effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

We have adopted a Corporate Code of Conduct and Ethics that applies to all of our officers, directors and employees, including our Chief Executive Officer and Chief Financial Officer. The Code is available on the investor relations page of our website at www.responsegenetics.com. In the event that we have any amendments to or waivers from any provision of the Code applicable to our Chief Executive Officer or Chief Financial Officer, we intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K by posting such information on our website.

The other information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2013 Annual Meeting of Stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 30, 2013, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

Item 11.  Executive Compensation.

The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2013 Annual Meeting of Stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 30, 2013, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 201(d) of Regulation S-K is set forth below.

Equity Compensation Plan Information

The table below sets forth certain information as of December 31, 2012 about the Company’s common stock that may be issued upon the exercise of options and rights under all of our existing equity compensation plans (shares in thousands):

Securities Authorized For Issuance Under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,749,310	$2.12	1,620,690
Equity compensation plans not approved by security holders	1,170,000	1.20	—
Total	2,919,310	$2.01	1,620,690

The other information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2013 Annual Meeting of Stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 30, 2013, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2013 Annual Meeting of Stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 30, 2013, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

Item 14.  Principal Accountant Fees and Services.

The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2013 Annual Meeting of Stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 30, 2013, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Response Genetics, Inc.

Los Angeles, California

We have audited the accompanying consolidated balance sheets of Response Genetics, Inc. as of December 31, 2012 and 2011 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2012. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Response Genetics, Inc. at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ BDO USA, LLP

BDO USA, LLP

Los Angeles, California

March 26, 2013

RESPONSE GENETICS, INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2011	2012
ASSETS
Current assets:
Cash and cash equivalents	$1,700,295	$9,041,478
Accounts receivable, net of allowance for doubtful accounts of $838,750 and $991,990 at December 31, 2011 and 2012, respectively	4,047,059	5,373,023
Prepaid expenses and other current assets	991,351	576,112
Total current assets	6,738,705	14,990,613
Property and equipment, net	1,045,287	1,023,198
Intangible assets	66,815	575,409
Total assets	$7,850,807	$16,589,220

LIABILITIES, COMMON STOCK CLASSIFIED OUTSIDE OF STOCKHOLDERS’ EQUITY (DEFICIT) AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,492,526	$1,191,122
Accrued expenses	1,149,741	343,913
Accrued royalties	738,832	712,776
Accrued payroll and related liabilities	1,362,689	1,382,265
Capital lease obligation, current portion	149,253	158,669
Deferred revenue	—	483,052
Line of credit	1,000,000	1,000,000
Total current liabilities	5,893,041	5,271,797
Capital lease obligation, net of current portion	240,928	83,910
Total liabilities	6,133,969	5,355,707

Commitments and contingencies (Note 5)

Common stock classified outside of stockholders’ equity (deficit) (Note 11)	7,854,682	11,775,724

Stockholders’ equity (deficit):
Common stock, $0.01 par value; 50,000,000 shares authorized; 19,540,358 and 32,797,625 shares issued and outstanding at December 31, 2011 and 2012, respectively	134,327	232,414
Additional paid-in capital	43,514,591	56,766,036
Accumulated deficit	(49,519,585)	(57,276,664)
Accumulated other comprehensive loss	(267,177)	(263,997)
Total stockholders’ equity (deficit)	(6,137,844)	(542,211)
Total liabilities, common stock classified outside of stockholders’ equity (deficit) and stockholders’ equity (deficit)	$7,850,807	$16,589,220

The accompanying notes are an integral part of these consolidated financial statements.

RESPONSE GENETICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31,
	2011	2012
Net revenue	$22,642,728	$18,736,669
Operating expenses:
Cost of revenue	11,733,700	10,415,913
Selling and marketing	5,560,637	5,065,998
General and administrative	9,708,347	8,783,414
Research and development	1,321,897	2,128,610
Total operating expenses	28,324,581	26,393,935
Operating loss	(5,681,853)	(7,657,266)
Other income (expense):
Interest expense	(20,718)	(85,838)
Interest income	149	27
Other	—	(14,002)
Net loss	(5,702,422)	(7,757,079)
Unrealized gain (loss) on foreign currency translation	(73,217)	3,180
Comprehensive loss	$(5,775,639)	$(7,753,899)

Net loss per share — basic and diluted	$(0.30)	$(0.29)

Weighted-average common shares — basic and diluted	19,124,806	26,742,345

The accompanying notes are an integral part of these consolidated financial statements.

RESPONSE GENETICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2012
Cash flows from operating activities:
Net loss	$(5,702,422)	$(7,757,079)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	366,695	470,055
Bad debt expense	1,299,633	1,351,592
Share-based compensation	723,616	818,037
Loss on sale of property and equipment	11,793	—
Impairment of property and equipment	157,241	—
Changes in operating assets and liabilities:
Accounts receivable	(612,994)	(2,655,275)
Prepaid expenses and other current assets	(49,370)	392,014
Accounts payable	245,375	(301,404)
Accrued expenses	74,105	(805,828)
Accrued royalties	(70,862)	(26,056)
Accrued payroll and related liabilities	91,652	19,576
Deferred revenue	(1,618,766)	483,052
Net cash used in operating activities	(5,084,304)	(8,011,316)
Cash flows from investing activities:
Purchase of property and equipment	(323,965)	(425,465)
Purchase and capitalization of software	(66,815)	(531,095)
Net cash used in investing activities	(390,780)	(956,560)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	2,179,535	16,452,538
Exercise of stock options	10,040	—
Proceeds from line of credit	1,000,000	—
Capital lease payments	(61,053)	(147,602)
Net cash provided by financing activities	3,128,522	16,304,936
Effect of foreign exchange rates on cash and cash equivalents	(73,217)	4,123
Net increase (decrease) in cash and cash equivalents	(2,419,779)	7,341,183
Cash and cash equivalents:
Beginning of the year	4,120,074	1,700,295
End of the year	$1,700,295	$9,041,478
Cash paid during the period for:
Income taxes	$1,256	$—
Interest	$20,718	$85,838
Supplemental disclosure of non-cash financing activities
Property and equipment acquired by capital lease	$451,234	$—

The accompanying notes are an integral part of these consolidated financial statements.

RESPONSE GENETICS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
Balances at December 31, 2010	18,357,406	$122,942	$40,612,785	$(43,817,163)	$(193,960)	$(3,275,396)
Issuance of common stock	1,175,512	11,798	2,167,737	—	—	2,179,535
Exercise of stock options	7,440	(413)	10,453	—	—	10,040
Share-based compensation expense	—	—	723,616	—	—	723,616
Unrealized loss on foreign currency translation	—	—	—	—	(73,217)	(73,217)
Net loss	—	—	—	(5,702,422)	—	(5,702,422)
Balances at December 31, 2011	19,540,358	$134,327	$43,514,591	$(49,519,585)	$(267,177)	$(6,137,844)
Issuance of common stock	13,257,267	—	—	—	—	—
Reclassification of mezzanine equity, net	—	98,087	12,433,408	—	—	12,531,495
Share-based compensation expense	—	—	818,037	—	—	818,037
Unrealized gain on foreign currency translation	—	—	—	—	3,180	3,180
Net loss	—	—	—	(7,757,079)	—	(7,757,079)
Balances at December 31, 2012	32,797,625	$232,414	$56,766,036	$(57,276,664)	$(263,997)	$(542,211)

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

The Company is a life science company engaged in the research, development, marketing and sale of pharmacogenomic tests for use in the treatment of cancer. Pharmacogenomics is the science of how an individual’s genetic makeup relates to drug response. Tests based on pharmacogenomics facilitate the prediction of a response to drug therapy or survival following surgery based on an individual’s genetic makeup. In order to generate pharmacogenomic information from patient specimens for these tests, the Company uses proprietary enabling methods for maximizing the extraction and analysis of nucleic acids and, therefore, accessing the genetic information available from each patient sample. The Company’s platforms include analysis of single biomarkers using the polymerase chain reaction method as well as global gene interrogation using microarray methods and fluorescence in situ hybridization (“FISH”) from paraffin or frozen tissue specimens. The Company primarily derives its revenue from the sale of its ResponseDX® diagnostic testing products and by providing pharmacogenomic clinical trial testing services to pharmaceutical companies in the United States, Asia and Europe.

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

Since its inception, the Company has devoted substantial effort in developing its product and has incurred losses and negative cash flows from operations, and at December 31, 2012 has an accumulated deficit of $57,276,664. The Company is forecasting continued losses and negative cash flows as it funds its sales and marketing activities and research and development programs.

Based on the Company’s current operating plan which includes various assumptions concerning the level and timing of cash receipts from product sales and cash outlays for operating expenses and capital expenditures, management believes that existing cash and cash equivalents will be sufficient to meet the Company’s working capital requirements through the next twelve months.  The Company’s ability to successfully carry out its business plan is primarily dependent upon its ability to (1) obtain sufficient additional capital at acceptable costs, (2) attract and retain knowledgeable workers, and (3) generate significant revenues. The Company expects to seek additional financing and/or strategic investments; however, there can be no assurance that any additional financing or strategic investments will be available on acceptable terms, if at all.

If events or circumstances occur such that the Company does not meet its operating plan as expected, the Company will most likely be required to reduce certain discretionary spending, which could have a material adverse effect on the Company’s ability to achieve its intended business objectives.  No adjustments have been made to the accompanying financial statements to reflect any of the matters discussed above.  The consolidated financial statements have been prepared on the basis that the Company will continue as a going concern.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in the Company's consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

2. Summary of Significant Accounting Policies

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Response Genetics, Ltd., a Scottish corporation (the “Subsidiary”), which was incorporated in November 2006. The Subsidiary had no employees or active operations in 2012. All significant intercompany transactions and balances have been eliminated in consolidation.

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

RESPONSE GENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies - (continued)

Accounts Receivable

Pharmaceutical Accounts Receivable

The Company invoices its clients as specimens are processed and any other contractual obligations are met. The Company’s contracts with clients typically require payment within 45 days of the date of invoice. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its clients to make required payments. The Company specifically analyzes accounts receivable and historical bad debts, client credit, current economic trends and changes in client payment trends when evaluating the adequacy of the allowance for doubtful accounts. Account balances are charged-off against the allowance when it is probable the receivable will not be recovered. To date, the Company’s clients have primarily been large pharmaceutical companies. As a result, bad debts from clinical accounts receivable to date have been minimal. Pharmaceutical company accounts receivable as of December 31, 2011 and 2012 were $1,701,836 and $2,549,665 respectively.  There were no allowances for doubtful accounts recorded against these pharmaceutical accounts receivable at December 31, 2011 and 2012.

ResponseDX® Accounts Receivable

ResponseDX® accounts receivable are recorded from two primary payors: Medicare and third party and private payors (“Private Payors”).  ResponseDX® accounts receivable are recorded at established billing rates less an estimated billing adjustment, based on reporting models utilizing historical cash collection percentages and updated for current effective reimbursement factors.  Management performs ongoing valuations of accounts receivable balances based on management’s evaluation of historical collection experience and industry trends.  Based on the historical experience for our Medicare and Private Payor accounts, management has determined, based on a detailed analysis, that accounts receivable associated with certain billings are unlikely to be collected.  Therefore, the Company has recorded an allowance for doubtful accounts of $838,750 and $991,990 as of December 31, 2011 and 2012. The Company’s bad debt expense for the years ended December 31, 2011 and 2012 was $1,299,633 and $1,351,592, respectively.

ResponseDX® accounts receivable as of December 31, 2011 and 2012, consisted of the following:

	December 31, 2011	December 31, 2012
Net Medicare receivable	$506,308	$890,936
Net Private Payor receivable	2,634,838	2,924,412
Other	42,827	—
	3,183,973	3,815,348
Allowance for doubtful accounts	(838,750)	(991,990)
Total	$2,345,223	$2,823,358

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

Maintenance and repairs are charged to expense as incurred. The cost and accumulated depreciation of assets sold or otherwise disposed of are removed from the related accounts and the resulting gain or loss is reflected in the statements of operations. The Company has capitalized costs related to the development of database software (see Note 3). The portion of this database placed into service is amortized in accordance with ASC 350-40, Internal-Use Software. The amortization period is five years using the straight-line method.

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

The Company recorded revenue from pharmaceutical clients of $10,106,263 and $6,852,536 for the years ended December 31, 2011 and 2012, respectively.

ResponseDX® Revenue

Revenues that are derived from ResponseDX® testing services are recognized in accordance with ASC 605, Revenue Recognition, which requires that four basic criteria be met before revenue can be recognized: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred and title and the risks and rewards of ownership have been transferred to the client or services have been rendered; (3) the price is fixed or determinable; and (4) collectability is reasonably assured. We record revenues when our tests have confirmed results which is evidence that the services have been performed.

Revenues are recorded on an accrual basis as the contractual obligations are completed and as a set of assays is processed through our laboratory under a specified contractual protocol.

ResponseDX® Private Payor and Medicare revenues are recorded at established billing rates less an estimated billing adjustment, based on reporting models utilizing historical cash collection percentages and updated for current effective reimbursement factors. The Company’s Medicare provider number allows it to invoice and collect from Medicare. The Company’s invoicing to Medicare is primarily based on amounts allowed by Medicare for the service provided as defined by Common Procedural Terminology (“CPT”).

The following details ResponseDX® revenue for the years ended December 31, 2011 and 2012:

	Year Ended December 31,
	2011	2012

Net Medicare revenue	$5,274,749	$5,405,393

Net Private Payor revenue	7,335,455	6,472,386

Other	(73,739)	6,354

Net ResponseDX® revenue	$12,536,465	$11,884,133

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

RESPONSE GENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies - (continued)

Regulatory Matters

A portion of the Company’s revenues are derived from Medicare reimbursement. Laws and regulations governing Medicare programs are complex and subject to interpretation, and the Company may be adversely affected by future governmental investigations, lawsuits or private actions which include mandatory damages, fines, penalties, criminal charges, loss or suspension of licenses and/or suspension or exclusion from Medicare and certain other governmental programs. The Company believes that it is in compliance with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing.

Medicare reimbursement rates are subject to regulatory changes and government funding restrictions. In January 2013, the annual Medicare fee schedules update was announced which includes proposed changes to Medicare reimbursement rates that significantly reduce the reimbursement rates for certain of the testing services we provide. The Company is participating with other impacted organizations to provide guidance to the local Medicare Administrative Contractor that may result in an adjustment to the proposed reimbursement rates that better reflects the value of the services being performed. If however, the initial reduction in reimbursement rates is adopted as is, it may have a material adverse effect on the Company's operations.

Cost of Revenue

Cost of revenue represents the cost of materials, direct labor, royalties, costs associated with processing tissue specimens including pathological review, staining, microdissection, paraffin extraction, reverse transcription polymerase chain reaction, fluorescence in situ hybridization (“FISH”), quality control analyses, license fees and delivery charges necessary to render an individualized test result. Costs associated with performing tests are recorded as the tests are processed.

License Fees

The Company has licensed technology for the extraction of ribonucleic acid (“RNA”) from formalin-fixed, paraffin-embedded tumor specimens from the University of Southern California (“USC”). Under the terms of the license agreement, the Company is required to pay royalties to USC calculated as a fixed percentage of the revenue the Company generates by using this technology. The Company also maintains a non-exclusive license to use certain patents related to the polymerase chain reaction (“PCR”) of Roche Molecular Systems, Inc. (“Roche”). The Company pays Roche a royalty fee based on revenue that the Company generates through use of this technology. The Company accrues for such royalties at the time revenue is recognized. Such royalties are included in cost of revenues in the accompanying statements of operations.

Research and Development

The Company expenses costs associated with research and development activities as incurred. Research and development costs are expensed as incurred and classified as research and development costs. Certain costs such as lab supplies and reagents that cannot be specifically identified are allocated based on the number of samples processed in total by the lab and R&D departments in total. Research and development costs include employee costs (salaries, payroll taxes, benefits, and travel), equipment depreciation and warranties and maintenance, laboratory supplies, primers and probes, reagents, patent costs and occupancy costs.

Line of Credit

On July 14, 2011, the Company entered into a line of credit agreement with Silicon Valley Bank (the “Bank”). The agreement has been amended most recently on March 7, 2013. The line of credit is collateralized by the Company’s pharmaceutical and Medicare receivables. The amended maximum amount that can be borrowed from the credit line is $2,000,000. As of December 31, 2012, the amount the Company can draw from the loan was equal to the lesser of (i) the Company’s calculated borrowing base, which was 80% of certain of the Company’s accounts receivable, or (ii) the amount available under the credit line. Prior to the line of credit’s first amendment on December 14, 2011, the Bank issued letters of credit up to a maximum amount of $500,000. Any issued letters of credit reduce the amount available to borrow under the line of credit on a dollar for dollar basis. As of December 31, 2012, the interest fees associated with this line of credit were set at the prime rate plus 1%. For the period ended December 31, 2012, the rate being charged to the Company was 5%. As needed from time to time, the Company may draw on this line for use for general corporate purposes. As of December 31, 2011 and December 31, 2012, the Company has drawn $1,000,000 against the line of credit and no letters of credit were outstanding. The line of credit is subject to various financial covenants and, as of December 31, 2012, the Company was not in compliance with certain covenants. The September 28, 2012 amendment provided forbearance for the failure to comply with these certain covenants through November 30, 2012, and modified the covenants to include a requirement that the Company maintain account balances at the Bank totaling a minimum of $4,000,000 during the covered forbearance period. The December 6, 2012 amendment to the agreement extended the forbearance for the failure to comply with these certain covenants and the requirement for the Company to maintain account balances at the Bank totaling a minimum of $4,000,000 through December 31, 2012. In addition, pursuant to the March 7, 2013 amendment, the Bank waived the Company's existing breach of financial covenants under the credit agreement and the parties restructured the line of credit to provide that, among other things: (i) the revolving line of credit's maturity date was extended to March 7, 2015, (ii) the fee for the unused portion of the revolving line of credit was reduced from 0.375% to 0.250% per annum of the average unused portion of the revolving line of credit, (iii) the Company must continue to meet certain reporting requirements including providing financial statements and a certificate of compliance with the terms and conditions of the credit agreement by an authorized officer to the Bank within 45 days of the last day of each calendar quarter, provided that if the Company has less than $4,000,000 in its account at the Bank at any time during such calendar quarter, the Company must provide the financial statements and the certificate of compliance within 30 days of the end of such calendar quarter and providing a monthly report on revenues realized from private payors, (iv) the financial covenants were amended and restated to require the Company to maintain a ratio of quick assets to current liabilities of 1:50 to 1:00 and meet certain specified minimum adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) requirements as defined in the amendment and measured on a monthly basis and (v) the Bank is granted certain additional inspection of books, records and collateral rights. As of December 31, 2011, management concluded that there existed a probability that the Company would violate the debt covenants and, therefore classificed the amount due under the line of credit as a current liability. As of December 31, 2012, the line of credit under the credit agreement was classified as a current liability of the Company on the accompanying balance sheet as the line of credit had a maturity date less than one year from December 31, 2012.

RESPONSE GENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies - (continued)

From time to time, the Company’s calculated borrowing base under its Bank line of credit may decrease to a level where the Company is in an over-advance position in which case the Company will be required to repay any outstanding amounts greater than the calculated borrowing base for such covered period back to the Bank immediately. The Company will be able to draw down on the credit line again with respect to such paid back amount once the Company is in compliance with the borrowing base requirement. This occurred on one occasion during the second quarter of 2012 based on the May 2012 borrowing base, as a result of which the Company was required to repay $298,000 to the Bank. The Company drew down the same amount one week later once the June 2012 borrowing base was determined to be sufficiently higher than the May 2012 borrowing base, thereby giving the Company the capacity to borrow such additional amount.

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

ASC 740, Income Taxes, clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. As of December 31, 2011 and 2012, the Company does not have a liability for unrecognized tax benefits. The Company recognizes interest and penalties associated with tax matters as part of the income tax provision and includes accrued interest and penalties with the related tax liability in the balance sheet. For the period ended December 31, 2012, there were no interest or penalties recorded on the consolidated statement of operations.

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

Management Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates in these consolidated financial statements have been made for revenue, allowances for doubtful accounts, impairment of long-lived assets, depreciation of property and equipment and stock-based compensation. Actual results could differ materially from those estimates.

Long-lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates potential impairment by comparing the carrying amount of the asset with the estimated undiscounted future cash flows associated with the use of the asset and its eventual disposition. Should the review indicate that the assets cost is not recoverable, the carrying value of the asset would be reduced to its fair value, which is measured by future discounted cash flows.

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

RESPONSE GENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies - (continued)

Comprehensive Loss

The components of comprehensive loss are accumulated net loss and foreign currency translation adjustments for the years ended December 31, 2011 and 2012.

Fair Value of Financial Instruments

Cash and cash equivalents are stated at cost, which approximates fair market value.  Cash equivalents consist of money market accounts, with fair values estimated based on quoted market prices. Debt balances are stated at historical amounts less principal payments, which approximate fair market value. The Company believes interest rates in its debt agreements are commensurate with lender risk profiles for similar companies. For additional information see Note 13.

Advertising costs

The Company markets its services through its advertising activities in trade publications and on the internet. Advertising costs are included in selling and marketing expenses on the statements of operations and are expensed as incurred.  Advertising costs for the years ended December 31, 2011 and 2012 were $97,971 and $13,788, respectively.

Reclassifications

Prior year amounts in the consolidated financial statements have been reclassified to conform with the current year presentation. Reclassified amounts had no impact on the Company’s net losses for the year ended December 31, 2011 or 2012.

Concentration of Credit Risk Clients and Limited Suppliers

        Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has never experienced any losses related to these balances. All of the Company’s non-interest bearing cash balances were fully insured at December 31, 2012 due to a temporary federal program in effect from December 31, 2011 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning in 2013, federal insurance coverage reverted to $250,000 per depositor at each financial institution, and the Company’s cash balances exceed federally insured limits. There were no funds in interest-bearing accounts that exceeded the federally insured limits as of December 31, 2012.  At December 31, 2012, $7,757 of cash was held outside of the United States and is uninsured.

Revenue sources that account for greater than 10 percent of revenue are provided below.

	Year Ended December 31,
	2011		2012
	Revenue	Percent of Total Revenue	Revenue	Percent of Total Revenue
GlaxoSmithKline LLC	$3,387,442	15.0%	$1,280,704	6.8%
GlaxoSmithKline Biologicals S.A.	$5,185,302	22.9%	$3,241,211	17.3%
Medicare, net of contractual allowances	$5,274,749	23.3%	$5,405,393	28.8%

Clients that account for greater than 10 percent of accounts receivable are provided below.

	As of December 31,
	2011		2012
	Receivable Balance	Percent of Total Receivables	Receivable Balance	Percent of Total Receivables
GlaxoSmithKline LLC	$1,079,570	22.1%	$200,169	3.1%
GlaxoSmithKline Biologicals S.A.	$476,526	9.8%	$1,490,975	23.4%
Medicare, net of contractual allowances	$506,308	10.3%	$890,936	14.0%

RESPONSE GENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies - (continued)

Many of the supplies and reagents used in the Company’s testing process are procured from a limited number of suppliers. Any supply interruption or an increase in demand beyond the suppliers’ capabilities could have an adverse impact on the Company’s business. Management believes it can identify alternative sources, if necessary, but it is possible such sources may not be identified in sufficient time to avoid an adverse impact on its business. Refer also to Note 6 for further discussion regarding these supply agreements. The Company purchases certain laboratory supplies and reagents primarily from two suppliers. Purchases from these two suppliers accounted for approximately 75% and 71% of the Company’s reagent purchases for the years ended December 31, 2011 and 2012, respectively.

Recent Accounting Pronouncements

We have reviewed all recently issued standards and have determined they will not have a material impact on our consolidated financial statements or do not apply to our operations.

3. Property and Equipment and Intangible Assets

Property and equipment consists of the following:

	December 31, 2011	December 31, 2012
Laboratory equipment	$3,036,274	$3,315,812
Furniture and equipment	624,859	660,626
Leasehold improvements	194,899	305,059
	3,856,032	4,281,497
Less: Accumulated depreciation	(2,810,745)	(3,258,299)
Total property and equipment, net	$1,045,287	$1,023,198
Purchased software	$91,505	$562,699
Internally developed software	48,461	108,362
	139,966	671,061
Less: Accumulated amortization	(73,151)	(95,652)
Total intangible assets, net	$66,815	$575,409

Intangible assets are carried at the cost to obtain them. Internally developed intangible assets are amortized using the straight-line method over the estimated useful life of five years. At December 31, 2012, the Company had not yet begun amortizing purchased software costs related to its new laboratory information management system because it had not yet been implemented. The Company expects to deploy the laboratory information management system in early 2013. Depreciation expense, included in cost of revenue, general and administrative expenses, and research and development expenses for the years ended December 31, 2011 and 2012 was $366,695 and $470,054, respectively. During the years ended December 31, 2011 and 2012, the Company recorded impairment losses of $157,241 and $0, respectively, relating to the abandonment of capitalized software development costs.

Expected future amortization of intangible assets over the next five years ending is as follows: $120,872 in 2013, $120,766 in 2014, $120,050 in 2015, $113,664 in 2016, and $100,057 in 2017.

Capital Lease

The Company leases certain equipment that is recorded as capital leases. This equipment is included in property and equipment on the accompanying balance sheet as of December 31, 2012 as follows:

Capital leased equipment	$451,234
Less: Accumulated amortization	(220,460)
Capital leased equipment, net	$230,774

RESPONSE GENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Property and Equipment and Intangible Assets - (continued)

Future minimum lease payments under capital leases as of December 31, 2012 are as follows:

Years ending December 31,
2013	175,548
2014	87,119
Total minimum lease payments	262,667
Less amount represented by interest	(20,088)
Less current portion	(158,669)
Capital lease obligation, net of current portion	$83,910

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

The following table sets forth the computation for basic and diluted loss per share:

	Year Ended December 31,
	2011	2012
Numerator:
Net loss	$(5,702,422)	$(7,757,079)
Numerator for basic and diluted earnings per share	$(5,702,422)	$(7,757,079)
Denominator:
Denominator for basic and diluted earnings per share — weighted-average shares outstanding	19,124,806	26,742,345
Basic and diluted loss per share	$(0.30)	$(0.29)

Outstanding stock options and warrants to purchase 1,970,846 shares and 1,749,310 shares for the years ended December 31, 2011 and 2012, respectively, were excluded from the calculation of diluted loss per share as their effect would have been anti-dilutive. All of the 100,000 warrants that were outstanding at December 31, 2011 had expired by December 31, 2012.

5. Commitments and Contingencies

Operating Leases

The Company leases 20,753 square feet of office and laboratory space in Los Angeles, California, under a noncancelable operating lease that will expire on June 30, 2013. The Company is currently in negotiations to amend and extend this lease. However, there can be no assurance that the Company will be able to amend and extend the lease on terms acceptable to the Company. The Company also leased 1,460 square feet of space in Frederick, Maryland, where administrative functions were performed until July 31, 2012. The Company moved the administrative functions performed out of this office primarily to its Los Angeles facilities and closed the Maryland office on July 31, 2012. The lease for the Maryland office expired on January 31, 2013.

Rent expense, which is classified in cost of revenue, general and administrative, and research and development expenses was $517,417 and $686,651 for the years ended December 31, 2011 and 2012, respectively.

RESPONSE GENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Commitments and Contingencies - (continued)

Future minimum lease payments by year and in the aggregate, under the Company’s noncancelable operating leases, consist of the following at December 31, 2012:

Years Ending December 31,
2013	$309,560

Total	$309,560

Systems and Services Agreement

The Company entered into a systems and service agreement with Xifin, Inc. on December 21, 2011.  The term of this agreement is for 36 months, at a rate of $20,000 a month with automatic renewal for 12 months thereafter, unless termination notice is given by either party.

Guarantees

The Company enters into indemnification provisions under its agreements with other counterparties in its ordinary course of business, typically with business partners, clients and landlords. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities. These indemnification provisions generally survive termination of the underlying agreement. The Company reviews its exposure under these agreements no less than annually, or more frequently when events require. The Company believes the estimated fair value of these agreements is minimal as, historically, no payments have been made by the Company under these indemnification obligations. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2011 and December 31, 2012.

Legal Matters

The Company is, from time to time, involved in legal proceedings, regulatory actions, claims and litigation arising in the ordinary course of business. As of December 31, 2012, the Company is not aware that such matters exist.

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

6. License and Collaborative Agreements

License Agreement with the University of Southern California (“USC”)

In April 2000, as amended in June 2002 and April 2005, the Company entered into a license agreement with USC. Under this agreement, USC granted the Company a worldwide, exclusive license with the right to sublicense, the patents for nucleic acid extraction methodologies (“RGI-1”) and related technology, for use in human and veterinary diagnostic laboratory services, the sale of clinical diagnostic products, and the sale of research products to the research community. USC retains the right under the agreement to use the technology for research and educational purposes.

In consideration for this license, the Company agreed to pay USC royalties based on a percentage of net sales of products or services that make use of RGI-1 and related technology and to meet a certain minimum in royalty payments.  Royalty expense relating to this agreement amounted to $516,746 and $332,504 for the years ended December 31, 2011 and 2012, respectively.  Such expense is included in cost of revenue in the accompanying statements of operations.

License Agreement with Roche Molecular Systems (“Roche”)

In November 2004, the Company entered into a non-exclusive license to use Roche’s technology including specified nucleic acid amplification processes (“PCR Processes”) to perform certain human invitro clinical laboratory services. In consideration for this license, the Company is obligated to pay royalties to Roche, based on a percentage of net sales of products or services that make use of the PCR Processes. Royalty expense included in cost of revenue relating to this agreement amounted to $552,113 and $336,285 for the years ended December 31, 2011 and 2012, respectively.

In November 2004, the Company also entered into an agreement with Roche, pursuant to which the Company is collaborating with Roche to produce commercially viable assays used in the validation of genetic markers for pharmaceutical companies. Specifically, the Company has licensed the rights to Roche to use the pre-diagnostic assays the Company develops in the course of using its RNA-extraction technologies to provide testing services to pharmaceutical companies and to produce diagnostic kits that then can be sold commercially to those pharmaceutical companies. Roche is required to pay the Company royalties of a certain percentage of net sales of such diagnostic kits sold to pharmaceutical companies. Through December 31, 2012, Roche has not been required to pay any royalties to the Company pursuant to this agreement.

RESPONSE GENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. License and Collaborative Agreements - (continued)

Services Agreement with Taiho Pharmaceutical Co., Ltd. (“Taiho”)

In July of 2001, the Company entered into an agreement with Taiho pursuant to which the Company provides Taiho with RGI-1 generated molecular-based tumor analyses for use in guiding chemotherapy treatment for cancer patients and for use in Taiho’s business of developing and marketing pharmaceutical and diagnostic products for use against cancer. Pursuant to the agreement, as amended, the Company appointed Taiho as the exclusive purchaser in Japan of tests and testing services based upon the RGI-1 using gene expression through 2010 for: (i) any one or the combination of specified molecular markers, (ii) the therapeutic use of specified compounds, or (iii) the diagnosis or therapeutic treatment of specified precancerous and cancerous diseases. The Company also granted Taiho the right to be a non-exclusive purchaser in Japan of tests and testing services based upon the RGI-1 using gene expression, other than those for which Taiho has exclusivity, for: (i) any one or combination of molecular markers, (ii) the therapeutic use of any compound or biological product against cancer, or (iii) the diagnosis or therapeutic treatment of precancerous and cancerous diseases.

In consideration for the testing services provided, Taiho paid an upfront payment at the commencement of the agreement and is obligated to pay regular testing fees, covering the specific services performed on a monthly basis.  In December 2009, the Company amended its agreement with Taiho and the agreement was renewed for an additional three years. According to the terms of the renewal, Taiho’s appointment as an exclusive purchaser in Japan of certain tests and testing services and its minimum purchasing obligations ended on December 31, 2010 and as such, Taiho was only obligated to purchase tests and testing services based on its needs for 2011 and 2012. The Company and Taiho are currently in the process of renewing this agreement.

Until its minimum purchasing obligations ended on December 31, 2010, Taiho was obligated to purchase a minimum amount of testing services from the Company each calendar quarter. Revenue recognized under this agreement for the years ended December 31, 2011 and 2012 was $1,022,900 and $1,193,425, respectively. As of the date of filing of this Annual Report on Form 10-K, the Company continues to provide services to Taiho. The Company and Taiho are currently discussing amending and extending this agreement which amended agreement would be effective and govern all services the Company provided to Taiho as of January 1, 2013. There can be no assurance, however, that we will be able to amend and extend the Taiho agreement on terms acceptable to us, if at all.

Services Agreement with GlaxoSmithKline, LLC formerly known as SmithKline Beecham Corporation (d.b.a. GlaxoSmithKline or “GSK”)

In January 2006, the Company entered into a master services agreement with GSK, a leading pharmaceutical manufacturer, pursuant to which the Company provides services in connection with profiling the expression of various genes from a range of human cancers. Under the agreement, the Company provides GSK with testing services as described in individual protocols and GSK pays the Company for such services based on the pricing schedule established for each particular protocol. GSK is obligated to make minimum annual payments to the Company under the agreement and also was obligated to make a non-refundable upfront payment to the Company, to be credited against work undertaken pursuant to the agreement. In January 2006, the Company received an upfront payment of $2,000,000, which was initially recorded as deferred revenue. The timing of the recognition of these amounts is dependent upon when GSK submits the specimens for testing. There was no remaining deferred revenue balance associated with this agreement for the periods ended December 31, 2011 or December 31, 2012.

In December 2008, the Company amended and restated its master services agreement with GSK and extended the term of the agreement for a two-year period, with the option for the parties to extend the agreement for additional one-year periods at the end of the term, upon their mutual written agreement. In addition, the Company became a preferred provider to GSK and its affiliates of genetic testing services on a fee-for-service basis and, in anticipation of the services to be provided, GSK agreed to make a non-refundable upfront payment of approximately $1,300,000, which was received in January 2010.  There was no amount of deferred revenue balance associated with this agreement as of December 31, 2011 or 2012.

The Company recognized revenue of $3,387,442 and $1,280,704 relating to the GSK agreement for the years ended December 31, 2011 and 2012, respectively.

Non-Exclusive License Agreement with GSK

In March 2010, the Company entered into a non-exclusive license agreement with GSK.  Under the agreement, the Company granted GSK a non-exclusive, sublicenseable license to its proprietary PCR analysis technology and diagnostic expertise to assess BRAF gene mutations in human tumor samples.  As part of the agreement, the Company received a non-refundable technology access fee in consideration for the transfer of the Company’s technology to GSK. The agreement also contains milestone provisions which would allow the Company to earn further payments from GSK.  As of December 31, 2012, the Company had earned a $500,000 milestone payment from GSK that was recorded as revenue, which is included in the $1,280,704 revenue recognized under the GSK agreement discussed above.

RESPONSE GENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. License and Collaborative Agreements - (continued)

Master Services Agreement with GlaxoSmithKline Biologicals S.A. (“GSK Bio”)

On July 26, 2012, the Company entered into a second amended and restated master services agreement with GSK Bio, the vaccine division of GSK. Pursuant to this agreement, which has an effective date of May 15, 2012, the Company provides testing services for clinical trials and epidemiology studies relating to GSK Bio’s cancer immunotherapies. The Company performs these testing services on a fee-for-service basis as embodied in written task orders. GSK Bio retains the intellectual property rights to inventions, improvements and data resulting from the services performed under the Agreement. The Company retains all intellectual property rights to its testing services, proprietary processes and all accompanying patent information owned by the Company. All intellectual property owned by either party on the date of the Agreement remains the exclusive property of the owning party.

The Agreement will expire on December 31, 2014, provided that any outstanding task orders at the time of termination will not thereby terminate (unless otherwise agreed in writing by the parties), and any such task orders will continue for the respective terms specified in such task orders (and the parties shall continue to perform their obligations thereunder). GSK Bio may terminate the Agreement, without cause, upon 90 days’ written notice to the Company. The Company may terminate the Agreement, without cause, upon one year’s written notice to GSK Bio. The Agreement may also be terminated early if either party enters bankruptcy or similar proceedings or in the event of a material breach. GSK Bio may terminate the Agreement immediately if the Company experiences a “change of control,” as defined in the Agreement.

The Agreement also provides for mutual indemnification by the parties and contains customary representations, warranties and covenants, including covenants governing the parties’ use of confidential information and representations regarding adequate insurance coverage or self-insurance.

The Company recognized revenue of $5,185,302 and $3,241,211 relating to the services performed for GSK Bio for the years ended December 31, 2011 and 2012, respectively.

Collaboration Agreement with Shanghai BioChip Company, Ltd. (“SBC”)

On March 5, 2007, the Company entered into a collaboration agreement with SBC pursuant to which SBC provides exclusive pharmacogenomic testing services to the Company’s clients in China.

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

This agreement had an initial term of five years, with an automatic renewal for an additional three-year term unless either party gives 90 days’ notice in advance of the renewal date of its intent not to renew. As neither party gave notice of intent not to renew, the agreement has automatically renewed for a successive three year period. Pursuant to the agreement, SBC receives a percentage of the gross margin, as defined in the agreement, collected from the Company’s clients in China as compensation for its testing services performed. For the year ended December 31, 2011, and December 31, 2012, testing services totaled $306,675 and $15,355.

Commission Agreement with Hitachi Chemical Co., Ltd. (“Hitachi”)

On July 26, 2007, the Company entered into a collaboration agreement with Hitachi, a leading diagnostics manufacturer in Japan. Under the terms of this agreement, Hitachi used the Company's proprietary and patented techniques to extract genetic information from FFPE tissue samples collected in Southeast Asia, Australia and New Zealand. As part of this collaboration agreement, the Company provides Hitachi with the technical information and assistance necessary to perform the testing services. Hitachi is responsible for expenses related to the cost of laboratory equipment and modification to the laboratory facilities, as well as the cost of reagents. The Southeast Asian countries covered under this agreement include Japan, North Korea, South Korea, Taiwan, Mongolia, Pakistan, Bangladesh, Sri Lanka, Nepal, Singapore, Malaysia, Indonesia, Brunei, Thailand, Myanmar, Laos, Cambodia, Vietnam and the Philippines (the “Territory”).

The collaboration agreement had an initial term expiring on June 30, 2010, with an automatic renewal for one year at the end of the original period under the same terms and conditions. Pursuant to the agreement, Hitachi performed certain testing services and received a percentage of the revenue collected from the Company's clients in the Territory, which totaled $560,211 and $526,823 for the years ended December 31, 2011 and 2012, respectively. These amounts were recorded as cost of revenue in the consolidated statement of operations and comprehensive loss. Due to the closing of Hitachi’s applicable facility in the Territory, the Company and Hitachi agreed to terminate this agreement effective September 30, 2012.

RESPONSE GENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Stock Option Plans

In March 2000, the Company adopted a Stock Option Plan (the “2000 Stock Plan”) as approved by its Board of Directors. Under the 2000 Stock Plan, the Company granted options to acquire up to 1,600,000 shares of common stock. In connection with the adoption of the 2006 Employee, Director and Consultant Stock Plan, as further discussed below, the Company is to grant no additional options under the 2000 Stock Plan. Under the 2000 Stock Plan, there were no options to purchase shares of the Company’s common stock that remained outstanding as of December 31, 2012. Prior to March 2007, the Company also granted options to purchase 16,000 shares of common stock to two consultants which were granted under separate agreements outside of the 2000 Stock Plan.

On October 26, 2006, the Board of Directors of the Company approved, and on May 1, 2007, reapproved the adoption of the 2006 Employee, Director and Consultant Stock Plan (the “2006 Stock Plan”). The stockholders approved the 2006 Stock Plan on June 1, 2007. The initial number of shares which may be issued from time to time pursuant to the 2006 Stock Plan was 2,160,000 shares of common stock. Also, the 2006 Stock Plan includes the number of shares subject to purchase under options issued under the 2000 Stock Plan, where the options expired on or after October 18, 2006, subject to a maximum of 210,000 additional options.  In addition, on the first day of each fiscal year of the Company during the period beginning in fiscal year 2008 and ending on the second day of fiscal year 2017, the number of shares that may be issued from time to time pursuant to the 2006 Stock Plan is increased by the lesser of (i) 200,000 shares or equivalent, after determination of the effect of any stock split, stock dividend, combination or similar transactions as set forth in the 2006 Stock Plan, (ii) 5% of the number of outstanding shares of common stock of the Company on such date or (iii) an amount determined by the Board of Directors of the Company.  The initial number of shares available for issuance of 2,160,000 increased by 210,000 for options issued under the 2000 Stock Plan expiring after October 2006 and by 200,000 in 2008, 2009, 2010, 2011 and 2012, resulting in the total number of shares that may be issued as of January 1, 2012 to be 3,370,000.  As of December 31, 2012, there were 1,620,690 options available for grant under the 2006 Stock Plan.

Employee options vest according to the terms of the specific grant and expire 10 years from the date of grant. Non-employee option grants to date vest typically over a 2 to 3 year period. Under the 2006 Stock Plan, the Company had 1,749,310 options outstanding at a weighted average exercise price of $2.12 at December 31, 2012. There were 992,232 non-vested stock options with a weighted average grant date fair value of $0.92 outstanding at December 31, 2012.  As of December 31, 2012, there was $708,181 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2006 Stock Plan.  That cost is expected to be recognized over a weighted-average period of 3.4 years.

Except for the certain grants of restricted common stock and common stock options containing market conditions as described below, the Company estimated share-based compensation expense for the years ended December 31, 2011 and 2012 using the Black-Scholes model with the following weighted average assumptions:

	Year Ended December 31,
	2011	2012
Risk free interest rate	1.25-2.89%	0.79-1.32%
Expected dividend yield	—	—
Expected volatility	97.5-122.2%	71.9-101.2%
Expected term **(in years)	3.0-6.25	6.0-6.25
Forfeiture rate	7.0%	7.0%

** Expected term is calculated using SAB 107, Simplified Formula. Management has concluded that the use of the simplified method for calculating the expected term of its common stock option grants is appropriate given the lack of historical exercises and the standard terms of the employee option grants, including options are granted at-the-money, exercise is conditional only on performing service through the vesting dates, termination of service causes forfeiture of options, employees have a limited number of days to exercise options after termination of service, and options are non-transferable.

RESPONSE GENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Stock Option Plans - (continued)

The following table summarizes the stock option activity for the 2000 Stock Plan and the 2006 Stock Plan for the year ended December 31, 2012:

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2010	1,995,280	$4.20	7.65	$436,791
Granted	557,250	1.96
Exercised	(3,126)	1.35
Expired	(170,375)	7.64
Forfeited	(508,183)	2.42
Outstanding, December 31, 2011	1,870,846	$3.67	7.40	$66,976
Granted	1,039,200	1.35
Exercised	—	—
Expired	(824,023)	4.77
Forfeited	(336,713)	1.84
Outstanding, December 31, 2012	1,749,310	$2.12	8.32	$151,919
Exercisable, December 31, 2012	757,078	$3.08	6.95	$17,897

The weighted-average grant-date fair value of options granted during the years ended December 31, 2011 and 2012 was $1.47 and $0.89, respectively.

The following table provides additional information in regards to options outstanding as of December 31, 2012:

	Options Outstanding		Options Exercisable
Exercise Price	Number of Options	Weighted Average Remaining Contractual Term	Number of Options	Weighted Average Remaining Contractual Term
$1.00 to 1.99	1,263,184	9.09	300,387	8.04
2.00 to 2.99	237,126	7.90	207,691	7.95
3.00 to 3.99	82,500	5.53	82,500	5.53
4.00 to 4.99	11,500	4.65	11,500	4.65
7.00	155,000	4.44	155,000	4.44
	1,749,310	8.32	757,078	6.95

Stock-based compensation expense was classified in the results of operation as follows:

	Year Ended December 31,
	2011	2012
Cost of revenue	$226,108	$57,999
Selling and marketing expense	25,494	54,527
General and administrative expense	446,611	672,869
Research and development expense	25,403	32,642
Totals	$723,616	$818,037

Thomas Bologna was appointed Chief Executive Officer of the Company on December 21, 2011 and in connection with his appointment, Mr. Bologna was awarded stock options outside of the 2006 Stock Plan. Pursuant to the employment agreement between the Company and Mr. Bologna, dated December 21, 2011, and in reliance on NASDAQ Listing Rule 5636(c), the Company granted Mr. Bologna (i) a stock option to purchase 600,000 shares of the Company’s common stock, which vests monthly over 36 months from the date of grant, subject to his continued employment with the Company, (ii) a stock option to purchase 300,000 shares of the Company’s common stock, which vests in two equal installments on the first day of the 18th and 36th calendar months from the date of grant, subject to his continued employment with the Company, or if earlier, the date on which the 30-day trailing average closing price of the Company’s common stock equals or exceeds $1.80, and (iii) 270,000 shares of restricted common stock of the Company, which vest on the date on which the 30-day trailing average closing price of the Company’s common stock equals or exceeds $2.40. The exercise price of the stock options is $1.20 per share, the closing price of the Company’s common stock on the day prior to the date of grant. The expense recognized in connection with these grants was approximately $12,000 and $540,000 for the years ended December 31, 2011 and 2012, respectively, and is included in the above table.

RESPONSE GENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Stock Option Plans - (continued)

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

The following table summarizes these awards to Mr. Bologna:

Type	Grant Date	Number of Awards	Intrinsic Value as of December 31, 2012	Exercise Price	Options Exercisable	Remaining Contractual Term
Restricted Shares of Common Stock	12/21/2011	270,000	$51,300	$—	—	9.0
Options	12/21/2011	600,000	$114,000	$1.20	200,000	9.0
Options	12/21/2011	300,000	$57,000	$1.20	300,000	9.0

During the first quarter of 2012, Mr. Bologna’s stock option award of 300,000 shares met the conditions for vesting in that the 30-day trailing average closing price of the Company’s common stock exceeded $1.80. The Company recognized expense of $129,000 for the vesting of this tranche of options for Mr. Bologna’s stock awards during the quarter ended March 31, 2012.

8. Common Stock Warrants

The Company issues warrants to purchase common shares of the Company either as compensation for services or as additional incentive for investors who may purchase common stock. The value of warrants issued for compensation is accounted for as a non-cash expense to the Company at the fair value of the warrants issued.

In June 2007, in conjunction with the initial public offering, the Company issued 100,000 warrants to purchase 100,000 shares of its common stock at an exercise price of $7.70 to the underwriters as part of the initial public offering. There were no warrants granted during the years ended December 31, 2011 and 2012.  As of December 31, 2012, all of the warrants that were outstanding and exercisable had expired.

9. Income Taxes

The components of the income tax provision were as follows:

Year Ended December 31,
	2011	2012
Current
Federal	$—	$—
Foreign	—	—
State	—	—
Total	—	—
Deferred
Federal	—	—
Foreign	—	—
State	—	—
	—	—
Income tax provision	$—	$—

RESPONSE GENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Income Taxes - (continued)

For financial statement purposes, loss before income tax provision includes the following components:

	Year Ended December 31,
	2011	2012

Domestic	$(5,671,528)	$(7,750,861)
Foreign	(30,894)	(6,218)
	$(5,702,422)	$(7,757,079)

A reconciliation of the expected income tax benefit computed using the federal statutory income tax rate of 34% to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2011	2012
Income tax benefit based on federal statutory rate	$(1,928,000)	$(2,637,000)
State income tax benefit, net of federal income tax	(191,000)	(216,000)
Change in deferred tax valuation allowance	1,367,000	849,000
Stock-based compensation	675,000	988,000
Foreign net operating loss		785,000
Other, net	77,000	231,000
Income tax provision	$—	$—

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and deferred tax liabilities are presented below:

	December 31, 2011	December 31, 2012
Deferred tax assets:
Domestic net operating loss carryforwards	$11,411,000	$13,669,000
Foreign net operating loss carryforwards	1,581,000	798,000
Deferred revenue	—	191,000
Federal and state tax credit	297,000	297,000
Stock-based compensation	1,620,000	586,000
Capitalized costs	1,236,000	1,233,000
Other, net	724,000	944,000
Total gross deferred tax assets	16,869,000	17,718,000
Less valuation allowance on deferred tax assets	(16,869,000)	(17,718,000)
Net deferred taxes	—	—
Deferred tax liabilities:
Plant and equipment, principally accelerated depreciation	—	—

Total deferred tax liabilities	—	—
Net deferred taxes	$—	$—

Deferred income taxes result from temporary differences between income tax and financial reporting computed at the effective income tax rate. The Company has established a valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets. Management periodically evaluates the recoverability of the deferred tax assets. At such time it is determined that it is more likely than not that deferred tax assets are realizable, the valuation allowance will be reduced.

The Company files U.S. federal, U.S. state, and foreign tax returns. The Company’s major tax jurisdictions are U.S. federal and the State of California and are subject to tax examinations for the open years from 2003 through 2012.

As of December 31, 2012, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $35.0 million and $29.5 million, respectively. If not utilized, the federal net operating loss and tax credit carryforwards will expire beginning in 2020. If not utilized, the state net operating loss carryforward will expire beginning in 2013.

RESPONSE GENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Income Taxes - (continued)

As of December 31, 2012, the Company had U.K. net operating loss carryforwards totaling approximately $2.8 million that may be carried forward indefinitely. A full valuation allowance has been provided against this asset.

10. Related party Transactions

While employed at USC, Kathleen Danenberg, the Company’s chief executive officer through July 2011 and a member of the Company’s Board of Directors through October 2011, developed and patented (United States Patent 6,248,535; Danenberg, et al., Method For Isolation of RNA From Formalin-Fixed Paraffin-Embedded Tissue Specimens) an extraction method that allowed reliable and consistent isolation of RNA from FFPE suitable for RT-PCR. USC retains ownership of this patent but has exclusively licensed this technology to the Company. In consideration for this license, the Company is obligated to pay royalties to USC, as a percentage of net sales of products or services using the technology, and to meet a certain minimum in royalty payments. Pursuant to USC policy, the inventors of technology owned by the University and then licensed for commercialization are paid a portion of royalties received by the University from the licensed technology. Therefore, USC is to pay a portion of royalties received from the Company, which royalties amounted to $261,599 and $151,224 for the years ended December 31, 2011 and 2012, respectively, to Ms. Danenberg in recognition of her invention.

11. Segment Information

The Company operates in a single reporting segment, with operating facilities in the United States.

The following enterprise wide disclosure was prepared on a basis consistent with the preparation of the financial statements. The following tables contain certain financial information by geographic area:

	Year Ended December 31,
Revenue:	2011	2012
United States	$16,434,526	$14,238,993
Europe	5,185,302	3,304,251
Japan	1,022,900	1,193,425
	$22,642,728	$18,736,669

	December 31,	December 31,
Long-lived assets:	2011	2012
United States	$1,112,102	$1,598,607
	$1,112,102	$1,598,607

12. Offerings of Common Stock

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

12. Offerings of Common Stock - (continued)

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

Pursuant to the registration rights agreement, dated March 5, 2010, the Company filed a registration statement with the SEC to register the 3,005,349 shares sold to Lansdowne, Greenway and Paragon for resale, which became effective on May 19, 2010 and which registration statement remained effective as of December 31, 2012.

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

On January 18, 2012, the Company removed the restrictions on 3,658,676 shares purchased by Lansdowne and reclassified the shares to common stock from common stock classified outside of equity (deficit). Therefore, as of December 31, 2011 and 2012, a total of $7,854,682 and $3,092,396 of common stock was classified outside of stockholders’ equity (deficit), respectively.

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

Pursuant to the registration rights agreements dated February 2, 2012, the Company filed a registration statement with the SEC on April 30, 2012, to register the February Shares for resale. This registration statement became effective on May 17, 2012 and remained effective as of December 31, 2012.

Under the registration rights agreements with the February Investors, the Company is obligated to use commercially reasonable efforts to (i) cause the registration statement described above to remain continuously effective and (ii) to maintain the listing of the Company’s common stock on NASDAQ or other exchanges, as defined, for a period that will terminate on the earlier of February 2, 2013, the date on which the February Investors have sold all covered registrable securities or the date on which there are no longer any covered registrable securities outstanding.  The Company is also required to file with the SEC in a timely manner all reports and other documents required of the Company required of the Company under the Exchange Act.  In the event the Company fails to satisfy its obligations under the registration rights agreements, the Company would be in breach of said agreements, in which event, the February Investors would be entitled to pursue all rights and remedies at law or equity including an injunction or other equitable relief. These registration rights agreements do not provide an explicitly stated or defined penalty due upon a breach.  Because (i) the potential penalty for any breach of these registration rights agreement is not explicitly stated or defined, which prohibits the Company from applying the guidance of ASC 825-20-15, Registration Payment Arrangements and (ii) complying with all filing requirements under the Exchange Act as described above is not solely within the Company’s control, the Company was required to present the investment of approximately $7,885,900 in the Company’s common stock as common stock outside of stockholders’ equity in the accompanying consolidated balance sheet under ASC 480-10-S99-3, Classification and Measurement of Redeemable Securities.

RESPONSE GENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Offerings of Common Stock - (continued)

As of December 31, 2012, the Company has removed the restrictions on 3,100,000 shares and reclassified the shares to common stock from common stock classified outside of equity (deficit). Therefore, as of December 31, 2012, a total of $3,183,328 of common stock was classified outside of stockholders’ equity (deficit).

September 2012 Private Placement

On September 13, 2012, the Company entered into a purchase agreement (the “Purchase Agreement”) with Glaxo Group Limited, an affiliate of GSK (the “GSK Investor”) and two existing investors, Swiftcurrent Partners, L.P. and Swiftcurrent Offshore, Ltd. (collectively with the GSK Investor, the “September Investors”) for the private placement of an aggregate of 8,000,000 newly-issued shares of the Company’s common stock (the “September Shares”) at a purchase price of $1.10 per share (the “September 2012 Private Placement”). The Company raised gross cash proceeds of $8,800,000 in the September 2012 Private Placement which closed on September 13, 2012 (the “Closing”).

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

Under the September Registration Rights Agreement, the Company is obligated to use commercially reasonable efforts to cause a registration statement to become effective and to remain continuously effective and to maintain the listing of the covered common stock on NASDAQ or other exchanges, as defined, for a period that will terminate upon the earlier of (i) the date on which all Registrable Securities covered by such Registration Statement as amended from time to time, have been sold, (ii) the date on which there are no longer any Registrable Securities outstanding or (iii) three years from the date of filing of such Registration Statement (the “ Effectiveness Period ”) and advise each September Investor in writing when the Effectiveness Period has expired. “Registrable Securities” means (i) the September Shares and (ii) shares of capital stock or any other securities issued or issuable with respect to or in exchange for the September Shares; provided, that, a security shall cease to be a Registrable Security with respect to a September Investor upon (A) sale by such September Investor pursuant to a registration statement or Rule 144 under the 1933 Act, or (B) such security becoming eligible for sale by such September Investor without restriction pursuant to Rule 144(b)(1).   In the event the Company fails to satisfy its obligations under the September Registration Rights Agreement, the Company would be in breach of such agreement, in which event, the September Investors would be entitled to pursue all rights and remedies at law or equity including an injunction or other equitable relief. The September Registration Rights Agreement does not provide an explicitly stated or defined penalty due upon a breach.  Because the potential penalty for any breach of these registration rights agreement is not explicitly stated or defined, which prohibits the Company from applying the guidance of ASC 825-20-15, Registration Payment Arrangements , the Company was required to present the investment of approximately $8,800,000 in the Company’s common stock as common stock outside of stockholders’ equity in the accompanying consolidated balance sheet under ASC 480-10-S99-3, Classification and Measurement of Redeemable Securities.

Pursuant to the September Registration Rights Agreement, the Company filed a registration statement with the SEC on October 26, 2012, to register the September Shares for resale. This registration statement became effective on November 13, 2012 and remained effective as of December 31, 2012.

As of December 31, 2012, the Company has removed the restriction on 3,000,000 of the 8,000,000 September Shares and reclassified the shares to common stock from common stock classified outside of stockholders’ equity (deficit). Therefore, as of December 31, 2012, a total of $5,500,000 of common stock relating to the 5,000,000 remaining restricted September Shares was classified outside of stockholders’ equity (deficit) related to this transaction.

RESPONSE GENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Offerings of Common Stock - (continued)

Activity in common stock classified outside of stockholders’ equity (deficit) was as follows:

	Number of Shares	Amount
Balance, December 31, 2010	6,063,256	$7,854,682
Issuance of common stock classified outside of stockholders’ equity (deficit)	—	—
Reclassificiation to stockholders’ equity (deficit)	—	—
Balance, December 31, 2011	6,063,256	$7,854,682
Issuance of common stock classified outside of stockholders’ equity (deficit)	13,257,267	16,633,328
Reclassificiation to stockholders’ equity (deficit), excluding offering costs of $180,790 offset against paid-in capital	(9,758,676)	(12,712,286)
Balance, December 31, 2012	9,561,847	$11,775,724

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

As of December 31, 2012, the Company held certain assets that are required to be measured at fair value on a recurring basis, including its cash and cash equivalents. The fair value of these assets was determined using the following inputs in accordance with ASC 820 at December 31, 2011 and 2012:

	Fair Value Measurement as of December 31, 2011
	Total	Level 1	Level 2	Level 3
Description	$	$	$	$
Money market accounts (1)	10,000	10,000	—	—

	Fair Value Measurement as of December 31, 2012
	Total	Level 1	Level 2	Level 3
Description	$	$	$	$
Money market accounts (1)	10,000	10,000	—	—

(1)	Included in cash and cash equivalents on the accompanying consolidated balance sheet.

As of December 31, 2011 and 2012, the Company did not hold any liabilities that are required to be measured at fair value on a recurring basis.

14. Correction of an Error

During the fourth quarter of 2011, management reevaluated the Company’s method for estimating the accounts receivable allowance for doubtful accounts associated with Medicare and Private Payor sales. Historically, the Company’s policy was to record a write-off of accounts receivable aged greater than one-year from the date of being billed. Management evaluated the historical collection patterns of receivables for Medicare and Private Payors and built a model to relate the collection of accounts receivables to the period of sale in order to establish an estimation of the amount of every accounts receivable dollar that was collected. Based upon this model, management concluded that an allowance for doubtful accounts was required for the 2011 annual period, and in each of the quarterly periods included therein. Since an allowance for doubtful accounts was not originally recorded in each of these periods, management concluded there was an error and evaluated the effect of not recording an allowance for doubtful accounts in the annual period, and the quarterly periods included therein in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statement. Management evaluated the materiality of the errors from qualitative and quantitative perspectives and concluded that the error was not material to any single prior period. The correction of the error was material to the 2011 fourth quarter financial statements but was not material to the results of operations for the year ended December 31, 2011 or the trend of financial results.  Accordingly, management corrected the error in the fourth quarter of 2011.  The impact of the adjustment to correct the error to the specific line items of the financial statements for the year ended December 31, 2011 was as follows:

RESPONSE GENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Correction of an Error - (continued)

Increase
(Decrease)
Statement of operations:
Operating loss	$679,183
Net loss	679,183
Net loss per share – basic and diluted	0.04

Balance Sheet:
Accounts receivable, net of allowance for doubtful accounts	(679,183)
Total current assets	(679,183)
Accumulated deficit	679,183

15. Subsequent events

On March 7, 2013, the Company and Silicon Valley Bank (the “Bank”) entered into a fifth amendment to the line of credit agreement entered into by the parties on July 14, 2011. Pursuant to the March 7, 2013 amendment, the Bank waived the Company's existing breach of financial covenants, which included breach as of December 31, 2012, under the credit agreement and the parties restructured the line of credit to provide that, among other things: (i) the revolving line of credit's maturity date was extended to March 7, 2015, (ii) the fee for the unused portion of the revolving line of credit was reduced from 0.375% to 0.250% per annum of the average unused portion of the revolving line of credit, (iii) the Company must continue to meet certain reporting requirements including providing financial statements and a certificate of compliance with the terms and conditions of the credit agreement by an authorized officer to the Bank within 45 days of the last day of each calendar quarter, provided that if the Company has less than $4,000,000 in its account at the Bank at any time during such calendar quarter, the Company must provide the financial statements and the certificate of compliance within 30 days of the end of such calendar quarter and providing a monthly report on revenues realized from private payors, (iv) the financial covenants were amended and restated to require the Company to maintain a ratio of quick assets to current liabilities of 1:50 to 1:00 and meet certain specified minimum adjusted EBITDA requirements as defined in the amendment and measured on a monthly basis and (v) the Bank is granted certain additional inspection of books, records and collateral rights. From time to time, the Company’s calculated borrowing base under this line of credit may decrease to a level where the Company is in an over-advance position in which case the Company will be required to repay any outstanding amounts greater than the calculated borrowing base for such covered period back to the Bank immediately. The Company will be able to draw down on the credit line again with respect to such paid back amount once the Company is in compliance with the borrowing base requirement.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)	(1) Financial Statements. See Index to Financial Statements.
(2) Financial Statement Schedule. See Index to Financial Statements.
(3) Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2012 and 2011.
(4) Exhibits.

Exhibit	Description

3.1*	Certificate of Incorporation, as amended.
3.2*◊	Amended and Restated Bylaws of the Company.
4.1*	Form of Common Stock Certificate.
10.1†^	Amended and Restated Master Agreement for the supply of Laboratory Test Services by and between SmithKline Beecham Corporation (a.b.a. GlaxoSmithKline) and the Company dated as of December 22, 2008.
10.2†!	Second Amended and Restated Master Services Agreement by and between GlaxoSmithKline Biologicals S.A. and the Company, dated as of July 26, 2012 and made effective as of May 15, 2012.
10.3*†	License Agreement by and between Roche Molecular Systems, Inc. and the Company, dated as of November 23, 2004.
10.4*†	Patent License Agreement by and between Roche Molecular Systems Inc. and the Company, dated as of November 16, 2004.
10.5*†	Option and License Agreement by and between the University of Southern California and the Company, as amended, dated as of April 19, 2000.
10.6#□	Employment Agreement by and between Thomas A. Bologna and the Company, dated as of December 21, 2011.
10.7#∆	Employment Agreement by and between Stephanie H. Astrow and the Company, dated March 26, 2012.
10.8*#	Response Genetics, Inc. 2006 Employee, Director and Consultant Stock Plan.
10.9*▲	Office Lease by and between Health Research Association and the Company, dated effective as of January 25, 2005, as amended on March 4, 2011.
10.10*†	Collaboration Agreement by and between the Company and Shanghai Biochip Company, Ltd., dated as of March 5, 2007.
10.11*#	Executive Officer Form of Incentive Stock Option Agreement.
10.12*#	Executive Officer Form of Non-Qualified Stock Option Agreement.
10.13@†	Commission Agreement by and between Hitachi Chemical Co., LTD. and the Company, dated as of July 26, 2007.
21*	Subsidiaries of the Company
23	Consent of BDO USA, LLP.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference to the Company’s Registration Statement on Form SB-2 (File No. 333-139534).

@ Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007 (filed November 14, 2007).

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

! Incorporated by reference to the Company’s Current Report on Form 8-K dated August 1, 2012.

◊ Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

▲Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

□ Incorporated by reference to the Company’s Current Report on Form 8-K dated December 23, 2011.

∆ Filed as an exhibit to this Annual Report on Form 10-K.

27

SCHEDULE II

RESPONSE GENETICS, INC.

VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period

Allowance for Doubtful Accounts
Year ended December 31, 2012	$838,750	$1,351,592	$(1,198,352)	$991,990
Year ended December 31, 2011	$113,838	$1,299,633	$(574,721)	$838,750

28

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESPONSE GENETICS, INC.

March 27, 2013	/s/ Thomas A. Bologna
Thomas A. Bologna
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

	Signatures	Title	Date

By:	/s/ Thomas A. Bologna
	Thomas A. Bologna	Chief Executive Officer (principal executive officer) and Chairman of the Board of Directors	March 27, 2013

By:	/s/ Kevin R. Harris
	Kevin R. Harris	Interim Chief Financial Officer (principal financial and accounting officer)	March 27, 2013

By:	/s/ Kirk Calhoun
	Kirk Calhoun	Director	March 27, 2013

By:	/s/ Gary D. Nusbaum
	Gary D. Nusbaum	Director	March 27, 2013

By:	/s/ David Wurzer
	David Wurzer	Director	March 27, 2013

By:	/s/ Michael Serruya
	Michael Serruya	Director	March 27, 2013

By:	/s/ Michael Metzger
	Michael Metzger	Director	March 27, 2013

By:	/s/ Richard van den Broek
	Richard van den Broek	Director	March 27, 2013

29