Form 10-K/A
period 2012-12-31
RESPONSE GENETICS INC
filed 2013-04-29
CIK 1124608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Securities registered pursuant to Section 12(g) of the Act:   None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule12b-2 of the Exchange Act.

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

The number of shares of the registrant’s common stock outstanding as of April 29, 2013 was 32,797,625.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, Response Genetics, Inc. (the “Company”) hereby amends its Annual Report on Form 10-K for the year ended December 31, 2012 by adding the information required by Items 10, 11, 12, 13 and 14 of Part III relating to Directors, Executive Officers and Corporate Governance, Executive Compensation, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Certain Relationships and Related Transactions, and Director Independence, and Principal Accounting Fees and Services, respectively, because a definitive proxy statement containing such information will not be filed within 120 days after the end of the fiscal year covered by the original filing.  In order to preserve the nature and character of the disclosures as originally filed, except as specifically discussed in this Amendment No. 1 to the Annual Report on Form 10-K, no attempt has been made to modify or update such disclosures for events which occurred subsequent to the original filing on March 27, 2013.  Accordingly, this Amendment No. 1 to the Annual Report on Form 10-K should be read in conjunction with the Company’s subsequent filings with the Securities and Exchange Commission (the “SEC”).

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information regarding the members of our board of directors (the “Board’) as of April 29, 2013:

Name	Age	Position Held with the Company

Thomas A. Bologna	64	Chairman of the Board and Chief Executive Officer
Kirk K. Calhoun	69	Lead Director
Michael A. Metzger	42	Director
Gary D. Nusbaum	46	Director
Michael Serruya	48	Director
Richard van den Broek	47	Director
David M. Wurzer	54	Director

The following is a brief summary of the background of each of our directors. Directors are elected by the shareholders at the annual shareholders meeting and serve until the next annual meeting or until their successors are elected and qualified. There are no family relationships among any of the executive officers or directors.

Thomas A. Bologna was appointed Chairman of the Board of Directors and Chief Executive Officer on December 21, 2011. From April 2006 until his appointment as the Company’s Chief Executive Officer, Mr. Bologna served as President and Chief Executive Officer of Orchid Cellmark, Inc., a public corporation that provides DNA identity testing services. From 2004 to 2005, Mr. Bologna was Chief Executive Officer, President, and a director of Quorex Pharmaceuticals, Inc., a pre-clinical stage anti-infective company. From 1997 to 2003, Mr. Bologna was Chief Executive Officer, President, and a director of Ostex International, Inc., which developed, manufactured, and marketed products for the management of osteoporosis, and from 1999 to 2003 he was also chairman of the board of Ostex. From 1996 to 1997, Mr. Bologna was a principal at Healthcare Venture Associates, a consulting firm. From 1994 to 1996, Mr. Bologna was Chief Executive Officer, President, and a director of Scriptgen Pharmaceuticals, Inc., a biotechnology company with proprietary drug-screening technology that developed orally active drugs to regulate gene expression. From 1987 to 1994, Mr. Bologna was Chief Executive Officer, President, and a director of Gen-Probe Incorporated, a biotechnology company commercializing molecular diagnostics products and services, and from 1992 to 1994 he was also chairman of the board of Gen-Probe. Mr. Bologna’s prior experience also includes senior-level positions with Becton Dickinson & Company and Warner-Lambert Company. Mr. Bologna currently serves as a director of Strategic Diagnostics Inc. and Quotient Biodiagnostics. Mr. Bologna previously served on the Aperio Technologies board of directors until its sale in the fourth quarter of 2012 to Danaher Corporation. Mr. Bologna received an M.B.A. and a B.S. from New York University.

The Board believes that Mr. Bologna is qualified to serve as Chairman of the Board based upon his experience in the biotechnology industry, experience with operations and with mergers and acquisitions, and his prior experience as the chief executive officer and chairman of the board of multiple public and private companies.

Kirk K. Calhoun has served as a member of our Board since May 2008 and has held the position of Lead Director since December 2011. Mr. Calhoun joined Ernst & Young LLP, a public accounting firm, in 1965 and served as a partner of the firm from 1975 until his retirement in 2002. Mr. Calhoun is a Certified Public Accountant (non-practicing) with a background in auditing and accounting. He has served on the boards and audit committees of five public companies in the pharmaceutical industry up until the dates of their respective sales, including Abraxis Bioscience, Inc., Myogen, Inc., Aspreva Pharmaceuticals Company, Replidyne, Inc. and Adams Respiratory Therapeutics, Inc.  Mr. Calhoun received a B.S. in Accounting from the University of Southern California.

Mr. Calhoun brings to the Board experience and skills in finance, management and corporate governance, developed over his career in public accounting and through his service as an audit committee financial expert on various public company boards and his service as a director of other life sciences companies.

Michael A. Metzger has served as a member of our Board since December 2010 and is Executive Vice President and Chief Operating Officer at Mersana Therapeutics, a biopharmaceutical company focused on pharmaceutical development, a position he has held since April 2011. Prior to joining Mersana, since 2006, he held senior positions within Business Development and led Mergers and Acquisitions at Forest Laboratories, Inc., a company focused on pharmaceutical development. Previously, Mr. Metzger was Vice President, Corporate Development at Onconova Therapeutics, Inc., a clinical stage biopharmaceutical company focused on novel discovery and development of oncology compounds, from 2001 until 2006. Mr. Metzger was Managing Director at Mesa Partners, Inc., from 1997 to 2001. In addition, Mr. Metzger has served as a director of various life sciences companies. Mr. Metzger holds a B.A. from George Washington University and an M.B.A. from the New York University Stern School of Business.

Mr. Metzger brings to the Board financial and business expertise directly related to the growth and development of life sciences companies like Response Genetics, most significantly through his background in business strategy and development, licensing and mergers and acquisitions activity, in the life sciences and pharmaceutical industry. As the Company aims to achieve growth through licensing and acquisition of relevant technologies as well as through in-house development, Mr. Metzger’s experience in these areas is important to the Board’s ability to oversee our growth in both the diagnostic and pharmaceutical partnership sectors of our business.

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

Michael Serruya has served on our Board since March 2000. Since February 2000, Mr. Serruya has been Chairman of Yogen Fruz World Wide Incorporated, a consumer products company, and from 1995 to February 2000 he was President, Chief Executive Officer and Chairman of Yogen Fruz.  He is currently on the board of directors of Jamba, Inc. (NASDAQ: JMBA), the holding company of Jamba Juice Company, which is a restaurant retailer of food and beverage offerings and owns and franchises Jamba Juice stores. Mr. Serruya was also a member of the Ontario Jobs and Investment Board, an organization headed up by the Ontario Provincial Government. Mr. Serruya was previously the President and Chief Executive Officer of CoolBrands International Inc. (TSE:COB.A), a company that manufactured and marketed frozen novelties, frozen yogurt, ice cream and sorbet products. Mr. Serruya is currently on the board of directors of Swisher Hygiene Inc. (NASDAQ: SWSH). Mr. Serruya attended Ryerson Polytechnical Institute.

Mr. Serruya’s business experience, including a diversified background as an executive and in operational roles in both public and private companies, and as a board member of several public companies, gives him a breadth of knowledge and valuable understanding of our business.

Richard van den Broek has served as a member of our Board since December 2010 and has served as the Managing Partner of HSMR Advisors, LLC, an investment fund focused on the biotechnology industry, since 2004. Mr. van den Broek, also spent ten years as a sell-side analyst covering the biotechnology industry, first at Oppenheimer, then at Merrill Lynch and finally as Managing Director at Hambrecht & Quist. Mr. van den Broek serves on the board of directors of Strategic Diagnostics Inc. and is a member of its audit committee. Mr. van den Broek also serves as a director of Pharmaxis Ltd and CogState (both in Australia) and Pharmacyclics, Inc. and is a member of Pharmacyclics’ audit committee.

Mr. van den Broek’s business and investment experience in the biotechnology industry is valuable to the Board and the Company, given our focus on growth and creating partnerships in various sectors. The Board benefits from Mr. van den Broek’s experience as a director at various companies in our industry, particularly his public company board service for both diagnostics and pharmaceutical companies.

David M. Wurzer has served as a member of our Board since December 2010 and has served as Senior Managing Director, Investments at Connecticut Innovations (“CI”), a quasi−public authority responsible for technology investing and innovation development since October 2012 and Managing Director since November 2009, where he is responsible for sourcing and analyzing investment opportunities. Prior to joining CI, Mr. Wurzer was a consultant from January 2008 through November 2009 and served as Executive Vice President, Treasurer and Chief Financial Officer of CuraGen Corporation of Branford, Connecticut, from September 1997 through December 2007. From February 1994 until September 1997, Mr. Wurzer served as the Senior Vice President, Treasurer and Chief Financial Officer at Value Health, Inc. Mr. Wurzer has been a member of the board of directors of Strategic Diagnostics Inc. since February 2010. Mr. Wurzer is currently a member of the board of directors of Axerion Therapeutics, Inc., CyVek, Inc., Thetis Pharmaceuticals, LLC, NovaTract Surgical, LLC, Emme E2MS and ZetrOZ LLC, which are privately held. Mr. Wurzer previously served on the 454 Life Sciences board of directors from June 2000 through May 2007 and DUSA Pharmaceuticals Inc. which was sold in December 2012.

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

The Nominating and Governance Committee has not yet made a proposal to the full board of directors regarding the composition of the directors to be nominated at the 2013 Annual Stockholders Meeting.  In making its annual recommendations, the Nominating and Governance Committee assesses the particular experience, qualifications, attributes and skills of all current directors in light of all relevant facts and considerations.   At the conclusion of this process, the Nominating and Governance Committee recommends to the full Board its proposed nominees and the full Board will make a final determination of an appropriate slate of directors to be nominated at the 2013 Annual Stockholders Meeting.

The following table sets forth certain information regarding our current executive officers:

Name	Age	Position Held with the Company
Thomas A. Bologna	64	Chairman of the Board, Chief Executive Officer
Stephanie H. Astrow	52	Vice President, Research & Development
Kevin R. Harris	44	Interim Chief Financial Officer
Adanech Getachew	36	General Counsel

The following is a brief summary of the background of each of our current executive officers. There are no family relationships among any of the executive officers.

Thomas A. Bologna has been our Chief Executive Officer since December 2011. Please see his biography in the section above regarding the Board.

Stephanie H. Astrow, Ph.D., MBA, has served as our Vice President of Research and Development since March 2012. From December 2008 until she joined the Company, Dr. Astrow was Scientific Director for Oncology at Quest Diagnostics, the largest global provider of diagnostic testing. At Quest, Dr. Astrow played a key role in expanding the business by introducing new assays and services, as well as coordinating development strategy for companion diagnostics with key pharmaceutical companies. Prior to joining Quest, Dr. Astrow served as Vice President and Director of Oncology at Pathway Diagnostics for five years. Dr. Astrow joined Pathway Diagnostics after spending over 5 years with IMPATH, Inc., where she held a variety of positions including Vice President, Scientific Director of IMPATH Predictive Oncology, a wholly-owned subsidiary. Dr. Astrow received a Bachelor of Arts in Biology and Medicine at Brown University and her Ph.D. in Molecular and Cell Biology from the University of California, Berkeley. She also holds a Masters of Business Administration from Pepperdine University.

Kevin R. Harris has served as our Interim Chief Financial Officer since August 2012. Mr. Harris served as Chief Financial Officer and a director of CyberDefender Corporation from 2009 until August 2012 (and as interim Chief Executive Officer from August 2011 until August 2012) and as Chief Operating Officer of Statmon Technologies Corp. from 2004 to 2009. He began his career at KPMG Peat Marwick as a senior auditor. Mr. Harris’s other professional experience includes serving as Head of Production, Finance at PolyGram Television, Director of Corporate Financial Planning at Metro-Goldwyn-Mayer Studios and Senior Vice President of Finance at RKO Pictures. Mr. Harris earned a Bachelor of Science in Business Administration from California State University, San Bernardino and is a Certified Public Accountant in the State of California.

Adanech Getachew, joined Response Genetics in June 2012 on a part time basis and serves as General Counsel. Ms. Getachew is an attorney in private practice in New York, New York. Since January 2011, Ms. Getachew has represented corporate and commercial clients through her affiliation with Berger Legal LLC, a boutique virtual law firm based in Ridgefield, Connecticut. Previously, from August 2005 to October 2010, Ms. Getachew was an associate at Willkie Farr & Gallagher LLP in New York, New York where her practice focused on corporate and securities laws. Ms. Getachew has her B.A. from the University of the Pacific and her J.D. from the University of California, Hastings College of the Law.

Board of Directors Meetings and Attendance

Our board of directors met eight times during the fiscal year ended December 31, 2012, either in person or by teleconference. During 2012, each of our directors attended at least 90% of the aggregate of the number of meetings of the Board and of committees of the Board on which he served during fiscal 2012, with the exception of Michael Serruya.

Our corporate governance guidelines provide that directors are strongly encouraged to attend the annual meeting of stockholders. All of our directors attended the 2012 annual meeting of our stockholders.

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

The Nominating and Governance Committee considers the qualifications of candidates based upon its charter and the Company’s corporate governance guidelines. The Nominating and Governance Committee selects individuals as director nominees who have the highest personal and professional integrity, who have demonstrated exceptional ability and judgment and who would be most effective, in conjunction with the other members of the Board of Directors, in collectively serving the long-term interests of the stockholders, and all other factors it considers appropriate. The Nominating and Governance Committee does not have a formal policy with regard to the consideration of diversity in identifying director candidates.  However, the Nominating and Governance Committee believes that having diversity amongst Board members enhances the Board’s ability to make fully informed, comprehensive decisions and demonstrates leadership with respect to the Company’s initiatives to recruit and retain the best employees.  As a result, the Nominating and Governance Committee believes that the Board should be comprised of a well-balanced group of individuals with diverse backgrounds, experiences, ages, races, genders and national origins as well as differences of viewpoint, professional experience, financial, business, academic, public sector and other expertise, education, skill and other individual qualities and attributes that contribute to board heterogeneity. The Nominating and Governance Committee has authority to retain search firms to assist in identifying and evaluating director candidates and to approve fees and retention terms for such advisors. After conducting an initial evaluation of a candidate, the Nominating and Governance Committee will interview that candidate if it believes the candidate might be suitable to be a director and may also ask the candidate to meet with other directors and members of management. If the Nominating and Governance Committee believes a candidate would be a valuable addition to the Board, it will recommend to the full Board that candidate’s election.

Leadership Structure

Chairman and Chief Executive Officer

The Board does not have a prescribed policy on whether the roles of the Chairman of the Board and the Chief Executive Officer should be separate or combined.  The Board periodically evaluates its leadership structure to determine what it believes is the optimal structure at any point in time.

Mr. Bologna currently serves as the Chairman of the Board and Chief Executive Officer. In these roles, Mr. Bologna has the principal authority for supervising the business and affairs of the Company, and is responsible generally for assuring that policy decisions of the Board are implemented as adopted. As the Chairman, Mr. Bologna provides leadership to the Board and works with the Board to define its structure and activities in the fulfillment of its responsibilities. The Chairman is also responsible for chairing Board meetings and setting the agenda for these meetings. Each director also may suggest items for inclusion on the agenda and may raise at any Board meeting subjects that are not on the agenda for that meeting.

We believe that our current leadership structure is appropriate for the Company, in that the combined role of Chairman and Chief Executive Officer promotes unified leadership and direction, allowing for a single, clear focus for management to execute the Company’s strategy and business plan while contributing to a more efficient and effective Board.

Lead Director

The Lead Director primarily serves as a liaison between the Board and Chief Executive Officer, assisting the Board to maintain an open and active communication with the Chief Executive Officer. The Lead Director also facilitates board discussions, including helping directors reach consensus, and keeping Board matters on track. The Lead Director has the authority to call executive sessions and to preside over executive sessions and any other meeting of the Board that the Chief Executive Officer is not present.

Committees

Our Board has three standing committees, each of which is comprised solely of independent directors with a different committee chair, each as described below.  In addition, in its discretion, the Board may authorize and appoint special committees with such duties and powers as are deemed necessary and appropriate by the Board.  For example, in connection with the consideration of financing transactions in 2011 and 2012, our Board formed a Special Financing and Strategy Committee authorized to make recommendations to the Board with regard to financing alternatives and proposals.  We believe that experienced independent directors, separate committee chairs and, where necessary, special committee support provide an effective leadership structure for the Company.

Oversight of Risk Management

It is management’s responsibility to manage risk and bring to the Board’s attention the most material risks to the Company. It is the Board’s responsibility to oversee management in this effort. The Board has oversight responsibility of the processes established to report and monitor systems for material risks applicable to the Company.  In exercising its oversight, the Board has allocated some areas of focus to its committees and has retained areas of focus for itself, as described below. The Audit Committee regularly reviews financial risk, such as accounting, finance, internal controls and other risk management functions. The Nominating and Governance Committee considers risks related to succession planning and oversees the appropriate allocation of responsibility for risk oversight among the committees of the Board. The Compensation Committee considers risks related to the attraction and retention of talent and risks relating to the design of compensation programs and arrangements and has determined that the Company’s compensation programs are not reasonably likely to have a material adverse effect on the Company. The Compensation Committee also reviews compensation and benefits plans affecting employees in addition to those applicable to executive officers. Oversight responsibility for compliance risk is shared among the Board committees.  The full Board considers strategic risks and opportunities and regularly receives detailed reports from the committees regarding risk oversight in their areas of responsibility.

Board Committees

In order to fulfill its responsibilities, our Board has delegated certain authority to its committees. Currently, there are three standing committees: audit committee, compensation committee and nominating and governance committee.

A brief description of each of the Board committees and their functions is described below. Additional information about the committees can be found in the committee charters, which are available on the Investor Relations section of our website at www.responsegenetics.com. Printed copies of these charters may be obtained without charge by writing to the Corporate Secretary.

Our Board has determined that all of the members of each of the Board’s three standing committees are independent as defined under the rules of the NASDAQ Stock Market, including, in the case of all members of the audit committee, the independence requirements contemplated by Rule 10A−3 under the Securities and Exchange Act of 1934.

Audit Committee

Our audit committee’s responsibilities include:

•	assisting the Board in monitoring the integrity of the financial statements of the Company and financial reporting procedures and the Company’s compliance with legal and regulatory requirements;

•	approving and retaining the independent registered public accounting firm to conduct the annual audit of our books and records and informing the Board of any significant accounting matters, including accounting policies;

•	reviewing management’s accounting for the Company’s financial results and reviewing the timeliness and adequacy of the reporting of those results and related judgments;

•	reviewing the proposed scope and results of the audit;

•	reviewing and pre−approving the independent registered public accounting firm’s audit and non−audit services rendered;

•	approving the audit fees to be paid;

•	reviewing accounting and financial controls with the independent registered public accounting firm and our financial and accounting staff;

•	reviewing and approving transactions between us and our directors, officers and affiliates;

•	recognizing and preventing prohibited non−audit services;

•	overseeing internal audit functions and inquiring into the audits of the Company’s books made internally and by the outside independent registered public accounting firm;

•	reviewing the performance of the audit committee;

•	establishing procedures for the receipt, retention and treatment of complaints relating to accounting, internal accounting controls, and for the confidential, anonymous submission by employees of concerns regarding accounting or auditing matters;

•	reviewing and reporting to the Board on the Company’s management of its financial resources; and

•	preparing the report of the audit committee that SEC rules require to be included in our annual meeting proxy statement.

The current members of our audit committee are Mr. Calhoun, Mr. Nusbaum and Mr. Wurzer. Mr. Calhoun, who chairs the committee, is an independent director who has been determined by our Board to be an audit committee financial expert. Stockholders should understand that this designation is a disclosure requirement of the SEC related to Mr. Calhoun’s experience and understanding with respect to certain accounting and auditing matters. The designation does not impose upon Mr. Calhoun any duties, obligations or liability that are greater than are generally imposed on him as a member of the audit committee and the Board, and his designation as an audit committee financial expert pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of the audit committee or the Board. Our audit committee met seven times during 2012.

A copy of the audit committee’s written charter is publicly available on our website at www.responsegenetics.com.

Compensation Committee

Our compensation committee is composed of three members and is authorized to:

•	review and recommend the compensation arrangements for management, including the compensation for our chief executive officer;

•	establish and review general compensation policies with the objective to attract and retain superior talent, to reward individual performance and to achieve our financial goals;

•	administer our stock incentive plans; and

•	prepare the report of the compensation committee that SEC rules require to be included in our annual meeting proxy statement.

The compensation committee has adopted a combination of compensation elements in order to further our compensation goals. The elements include: (i) base salary, (ii) annual incentive bonus compensation based upon individual and corporate performance and (iii) long−term incentive compensation in the form of equity participation. In furtherance of our compensation objectives, the compensation committee also considers publicly available compensation data for directors and management, provided by our compensation consultant, Vivient Consulting LLC. In addition, the compensation committee considers the recommendation of our chief executive officer with respect to the appropriate compensation of our other executive officers.

The current members of our compensation committee are Mr. Calhoun, Mr. van den Broek, and Mr. Wurzer, who chairs the committee. Our compensation committee met four times during 2012.

A copy of the compensation committee’s written charter is publicly available on our website at www.responsegenetics.com.

Nominating and Governance Committee

Our nominating and governance committee is composed of three members and is authorized to:

•	seek and identify individuals qualified to become Board members, and review and recommend possible candidates for Board membership, taking into account such criteria as independence, skills, diversity, occupation and experience in the context of the needs of the Board;

•	review the structure of the Board, its committees and overall size;

•	recommend for Board approval assignments of Board members to committees and selection of Board committee chairs;

•	oversee the implementation of the Code of Business Conduct and Ethics and monitor compliance with the Code;

•	determine a schedule for regular executive sessions of the Board in which non−management directors meet without management participation;

•	develop and recommend to the Board corporate governance principles applicable to our company;

•	oversee the process of succession planning for management;

•	review and maintain oversight of matters relating to the independence of Board and committee members;

•	review the performance of the nominating and governance committee; and

•	oversee the annual performance evaluation of the board of directors and management.

The members of our nominating and governance committee are Mr. Nusbaum, Mr. Metzger and Mr. van den Broek. Mr. Nusbaum chairs the committee. Our nominating and governance committee met two times during 2012.

A copy of the nominating and governance committee’s written charter is publicly available on the Company’s website at www.responsegenetics.com.

Report of Audit Committee

The Audit Committee of the Board of Directors, which consists entirely of directors who meet the independence and experience requirements of The NASDAQ Stock Market, has furnished the following report:

The Audit Committee assists the Board in overseeing and monitoring the integrity of our financial reporting process, compliance with legal and regulatory requirements and the quality external audit processes. This committee’s role and responsibilities are set forth in our charter adopted by the Board, which is available on our website at www.responsegenetics.com. This committee reviews and reassesses our charter annually and recommends any changes to the Board for approval. The Audit Committee is responsible for overseeing our overall financial reporting process, and for the appointment, compensation, retention, and oversight of the work of BDO USA, LLP. In fulfilling its responsibilities for the financial statements for fiscal year 2012, the Audit Committee took the following actions:

•	Reviewed and discussed the audited financial statements for the fiscal year ended December 31, 2012 with management and BDO USA, LLP, our independent registered public accounting firm;

•	Discussed with BDO USA, LLP the matters required to be discussed by Statement on Auditing Standards No. 90, as amended, as adopted by the Public Company Accounting Oversight Board in Rule 3200T, relating to the conduct of the audit; and

•	Received written disclosures and the letter from BDO USA, LLP regarding its independence as required by Independence Standards Board Standard No. 1, as adopted by the Public Company Accounting Oversight Board in Rule 3600T. The Audit Committee further discussed with BDO USA, LLP their independence. The Audit Committee also considered the status of pending litigation, taxation matters and other areas of oversight relating to the financial reporting and audit process that the committee determined appropriate.

Based on the Audit Committee’s review of the audited financial statements and discussions with management and BDO USA, LLP, the Audit Committee recommended to the Board that the audited financial statements be included in our Annual Report on Form 10−K for the fiscal year ended December 31, 2012 for filing with the SEC.

Members of the Response Genetics, Inc.

Audit Committee on March 27, 2013

Kirk K. Calhoun

Gary Nusbaum

David Wurzer

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s directors and executive officers, and any persons who own more than ten percent of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company.  Directors, executive officers and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.  Based solely on its review of the copies of such forms and written representations from certain reporting persons, the Company believes that all filing requirements applicable to its directors and executive officers have been complied with during 2012.

Corporate Code of Conduct and Ethics

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

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following table shows the total compensation awarded to, earned by, or paid to (i) our Chief Executive Officer (our Principal Executive Officer), (ii) each of our next two most highly compensated executive officers, other than our Chief Executive Officer, who served as an executive officer at December 31, 2012 and whose total compensation exceeded $100,000, and (iii) two individuals for whom disclosure would have been required but who were not serving as executive officers on December 31, 2012 (collectively, our “named executive officers”) during the last two completed fiscal years.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (2)	All Other Compensation ($) (3)	Total
Thomas A. Bologna	2012	$553,708	$4,204	$0	$147,140	$172,577	$877,629
Chief Executive Officer	2011	$0	$0	$234,900	$651,000	$0	$885,900

Stephanie H. Astrow	2012	$185,692	$0	$0	$144,155	$0	$329,847
Vice President, R&D

Denise McNairn (4)	2012	$137,500	$168,000	$0	$0	$33,000	$338,500
Former Vice President, General Counsel & Secretary	2011	$272,000	$170,000	$0	$111,575	$44,817	$598,392

David O’Toole (5)	2012	$205,700	$85,000	$0	$0	$33,000	$323,700
Former Vice President, Chief Financial Officer	2011	$275,000	$135,000	$0	$90,705	$6,374	$507,079

(1)	This column represents the aggregate grant date fair value of restricted common stock granted to our named executive officers in each of 2011 and 2012, determined under FASB ASC Topic 718, Compensation – Stock Compensation. Assumptions used in the calculation of these amounts for 2011 are included in Note 7 to our financial statements for the year ended December 31, 2012.
(2)	This column represents the aggregate grant date fair value of stock options granted to our named executive officers in each of 2012 and 2011, determined under FASB ASC Topic 718, Compensation — Stock Compensation. Assumptions used in the calculation of these amounts for 2012 are included in Note 7 to our financial statements for the year ended December 31, 2012.
(3)	These include all other compensation such as payment to executives for unused paid time off and life insurance premiums, legal costs and a gross-up payment for taxes of $142,587 pursuant to Mr. Bologna’s employment agreement.
(4)	Ms. McNairn resigned from the Company effective June 8, 2012.
(5)	Mr. O’Toole ceased to serve as Vice President and Chief Financial Officer of the Company on August 15, 2012.

Thomas A. Bologna Employment Agreement

In connection with Mr. Bologna’s appointment as the Company’s Chief Executive Officer, the Company and Mr. Bologna entered into an employment agreement with an initial term of three years, subject to either party’s right to terminate the agreement for any reason. Pursuant to the employment agreement, Mr. Bologna is entitled to a minimum annual base salary of $558,000, an annual incentive bonus opportunity, a Company-funded $2 million life insurance policy, reimbursement of certain legal expenses incurred in connection with negotiating the agreement, reimbursement for reasonable living and travel expenses including travel between Mr. Bologna’s east coast residences and the Company’s main office in Los Angeles and Mr. Bologna’s temporary living expenses while in Los Angeles and customary health and welfare benefits. Mr. Bologna is also entitled to a tax gross-up payment with respect to any tax liability Mr. Bologna incurs related to reimbursement of his travel and living expenses, including any taxes payable on the gross-up payment itself.

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

Upon a change in control of the Company, all of Mr. Bologna’s stock options and restricted stock awards will vest in full, and Mr. Bologna will have up to five years in which to exercise such stock options. In addition, Mr. Bologna will be entitled to a tax gross-up payment for all excise taxes incurred by him as a result of receiving any “parachute payments” in connection with such change in control.

Mr. Bologna’s employment agreement also contains customary confidentiality, assignment of inventions, non-competition, non-solicitation, and non-disparagement obligations.

Stephanie Astrow Employment Agreement

We entered into an employment agreement with Stephanie H. Astrow on March 26, 2012 pursuant to which Ms. Astrow serves as Vice President, Research and Development of the Company. The agreement, which had an initial term of one year, automatically renews for an additional one year period on each subsequent anniversary of the agreement unless notice of non-renewal is given by either the Company or Ms. Astrow to the other at least sixty days prior to such anniversary date. Pursuant to the employment agreement, Ms. Astrow is entitled to a minimum annual base salary of $250,000 and is eligible for an annual bonus of up to 35% of her base salary based upon (a) the Company’s attainment of certain performance targets, as determined by the Chief Executive Officer and approved by the Board, and (b) Ms. Astrow meeting personal performance objectives as reasonably determined by the Company for the applicable fiscal year. Ms. Astrow was also granted an option to purchase 110,000 shares of the Company’s common stock, which vests monthly over 48 months from the date of grant and is eligible to participate in the Company’s equity-based incentive plans.

Upon a termination of employment by the Company without “cause,” or by Ms. Astrow for “good reason” (each as expressly defined in the agreement), Ms. Astrow, subject to her signing a release of claims against the Company, will be entitled to receive a severance benefit of nine months of her then-current base salary, plus a prorated portion of her annual bonus, payable in a lump sum or in installments, as determined by the Company in its sole discretion, provided that if Ms. Astrow is terminated by the Company without “cause” or resigns from employment as a result of a material diminution of her duties or material reduction of her compensation and benefits within a twenty-four month period following a change of control, Ms. Astrow will be entitled to receive a severance benefit of eighteen months of her then-current base salary plus one and one-half times her prorated annual bonus.

Upon a change in control of the Company, all of Ms. Astrow’s stock options will vest in full, and Ms. Astrow will have up to two years in which to exercise such stock options.

Ms. Astrow’s employment agreement also contains customary confidentiality, non-competition and non-solicitation obligations.

David O’Toole Employment Agreement

David O’Toole, our former Vice President and Chief Financial Officer, was subject to an employment agreement with the Company, dated as of May 3, 2010. Pursuant to the agreement, Mr. O’Toole was eligible to earn an annual bonus of up to 35% of his base salary based upon our meeting certain performance targets and his meeting personal objectives as agreed upon with the Chief Executive Officer and approved by the Board. Mr. O’Toole’s employment with the Company terminated on August 15, 2012. Upon his termination of employment, Mr. O’Toole was eligible to receive payment for all then-accrued and unused paid time off in accordance with the Company’s paid time off policy and applicable law. The agreement also contains customary covenants regarding confidentiality, assignment of inventions and non-solicitation that survive her termination of employment.

Denise McNairn Employment Agreement

Denise McNairn, our former Vice President and General Counsel and Interim Chief Executive Officer from July 22, 2011 to December 21, 2011, was subject to an employment agreement with the Company, dated as of February 20, 2007, which was amended on May 29, 2007, and September 10, 2010. Pursuant to the agreement, Ms. McNairn was eligible to earn an annual bonus of up to 35% of her base salary based upon our meeting certain performance targets and her meeting personal objectives as agreed upon with the CEO and approved by the Board. Ms. McNairn resigned from the Company on June 8, 2012. Upon her termination of employment, Ms. McNairn was eligible to receive payment for all then-accrued and unused paid time off in accordance with the Company’s paid time off policy and applicable law. The agreement also contains customary covenants regarding confidentiality, assignment of inventions and non-solicitation that survive her termination of employment.

Outstanding Equity Awards at Fiscal Year-End

The following table shows grants of stock options and restricted stock awards held by our named executive officers on December 31, 2012.

		Option Awards				Stock Award
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested ($)
Thomas A. Bologna	12/21/11(1)	200,000	400,000	1.20	12/21/21
	12/21/11(2)	300,000		1.20	12/21/21
						270,000	(3)	$375,300	(3)
	07/30/12(4)		200,000	1.16	07/30/22

Stephanie H. Astrow	03/27/12(4)	20,625	89,375	2.04	03/27/22
	07/30/12(4)	1,667	14,333	1.16	07/30/22

(1) These options vest monthly over the three-year period following the date of grant.

(2) These options vest in two equal installments on June 1, 2013, and December 1, 2014, or if earlier, the date on which the 30-day trailing average closing price of the Company’s common stock equals or exceeds $1.80.

(3) These shares of restricted stock vest on the date on which the 30-day trailing average closing price of the Company’s common stock equals or exceeds $2.40. The value of the award at year end is based on the closing price of the Company’s common stock of $1.39 on December 31, 2012, the final trading day of calendar year 2012.

(4) These options vest monthly over the four-year period following the date of grant.

Director Compensation

The following table shows the total compensation paid or accrued to each of our non-employee directors during the fiscal year ended December 31, 2012.

	Fees Earned $ (1)	Option Awards $ (2)	Total
Kirk. K. Calhoun (3)	$49,000	$14,712	$63,712
Michael A. Metzger (6)	$32,500	$14,712	$47,212
Gary D. Nusbaum (4)	$35,000	$14,712	$49,712
Michael Serruya (5)	$20,000	$14,712	$34,712
Richard van den Broek (6)	$32,250	$14,712	$46,962
David M. Wurzer (6)	$39,250	$14,712	$53,962

(1) A full description of all fees paid to our directors is provided below. The cash portion of fees paid represent either a 100% of the annual retainer and 100% of the committee retainer fees described below or a prorated portion of the annual retainer and the committee retainer fees described below, based on time served.

(2) This column represents the aggregate grant date fair value of stock options granted to our directors in 2012, determined under FASB ASC Topic 718, Compensation — Stock Compensation. Assumptions used in the calculation of these amounts are included in Note 7 to our financial statements for the year ended December 31, 2012.

(3) The aggregate number of stock options outstanding for this director as of 12/31/12 was 84,938.

(4) The aggregate number of stock options outstanding for this director as of 12/31/12 was 84,688.

(5) The aggregate number of stock options outstanding for this director as of 12/31/12 was 66,000.

(6) The aggregate number of stock options outstanding for this director as of 12/31/12 was 54,500.

On July 30, 2012, the board of directors of the Company voted to keep the annual cash retainer portion of non-employee directors’ compensation the same as it was in 2011. On April 12, 2011, the board of directors revised its compensation policy to move from a retainer and committee fees program to a fixed annual retainer and committee retainer board compensation policy. Under the terms of this policy, each of our non-employee directors will receive the following, as applicable:

Annual Retainer	$20,000
Additional Annual Retainers
Chairman of the Board or Lead Director	$10,000
Audit Committee Chairman	$10,000
Audit Committee Non-Chairman Member	$5,000
Compensation Committee Chairman	$8,000
Compensation Committee Non-Chairman Member	$4,000
Nominating and Governance Committee Chairman	$5,000
Nominating and Governance Committee Non-Chairman Member	$2,500
Finance and Strategy Committee Chairman	$10,000
Finance and Strategy Committee Non-Chairman Member	$5,000

In addition, on the date on which a director commences service on our board of directors, he or she will receive an option to purchase [20,000] shares of our common stock at an exercise price not less than the fair market value of our common stock on the date of grant. All directors also receive an annual grant of options to purchase 20,000 shares of our common stock at an exercise price equal to the fair market value of our common stock on the date of grant.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The table below sets forth certain information as of December 31, 2012 about the Company’s Common Stock that may be issued upon the exercise of options and rights under all of our existing equity compensation plans:

Securities Authorized For Issuance Under Equity Compensation Plans

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,749,310	$2.12	1,620,690
Equity compensation plans not approved by security holders	1,170,000	$1.20	—
Total	2,919,310	$2.01	1,620,690

Securities Authorized For Issuance Outside of Equity Compensation Plans

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

Security Ownership of Directors and Management and Certain Beneficial Owners

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 29, 2013, by (i) each named executive officer listed in the table entitled “Summary Compensation Table” under the section entitled “Executive Compensation”; (ii) each of our directors; (iii) all of our current directors and executive officers as a group; and (iv) each person, entity or group of affiliated person or entities that we believe beneficially owns more than 5% of our outstanding common stock based solely on our review of SEC filings. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. We deem shares of common stock that may be acquired by an individual or group within 60 days of April 29, 2013 pursuant to the exercise of options or warrants to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them based on information provided to us by these stockholders. As of April 29, 2013, there were 32,797,625 shares of our common stock issued and outstanding.

Unless otherwise indicated by footnote, the address for each Beneficial Owner is: c/o Response Genetics, Inc., 1640 Marengo St., 6th Floor, Los Angeles, California 90033.

Name of Beneficial Owner	Number of Shares Beneficially Owned		Percentage Shares Beneficially Owned
Directors and Executive Officers
Thomas A. Bologna	745,833	(1)	2.22%
Stephanie H. Astrow	38,042	(1)	*
Kirk K. Calhoun	83,562	(1)	*
Michael A. Metzger	35,500	(1)	*
Gary D. Nusbaum	94,000	(1)	*
Michael Serruya	50,224	(1)	*
Richard van den Broek	134,500	(1)(2)	*
David M. Wurzer	44,500	(1)	*

All current executive officers and directors	1,226,161		3.60%

5% or More Stockholders
12 West Capital Management LP	2,447,617	(3)	7.46%
AWM Investment Company, Inc.	3,313,513	(4)	10.10%
Becker Drapkin Management, L.P.	3,140,568	(5)	9.58%
Bridger Management, LLC	6,000,000	(6)	18.29%
GlaxoSmithKline plc	5,000,000	(7)	15.25%
Lansdowne Partners Limited Partnership	3,805,161	(8)	11.60%

* Indicates ownership of less than 1%.

(1) Includes amounts for stock options that have vested or will vest within 60 days of April 29, 2013.

(2) This number includes 100,000 shares of common stock held by HSMR Capital Partners QP LP. Mr. van den Broek is the Managing Member of HSMR Advisors, LLC, which is the General Partner of HSMR Capital Partners QP LP. By virtue of his position with the General Partner of HSMR Capital Partners QP LP, Mr. van den Broek has the power to vote and dispose of the reported securities owned by HSMR Capital Partners QP LP. Mr. van den Broek disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein. The remaining 39,918 shares are shares of common stock issuable upon the exercise of options.

(3) This number represents 1,679,065 shares of common stock held by 12 West Capital Fund LP (“12 West Onshore Fund”) and 768,552 shares of common stock held by 12 West Capital Offshore Fund LP (“12 West Offshore Fund”), based on a Schedule 13G filed on February 14, 2013. 12 West Capital Management LP (“12 West Management”) serves as the investment manager to 12 West Onshore Fund and 12 West Offshore Fund and possesses the sole power to vote and the sole power to direct the disposition of all securities of Response Genetics, Inc. held by 12 West Onshore Fund and 12 West Offshore Fund. Joel Ramin, as the sole member of 12 West Capital Management, LLC, the general partner of 12 West Management, possesses the voting and dispositive power with respect to all securities beneficially owned by 12 West Management. The address of 12 West Management is 90 Park Avenue, 41st Floor, New York, NY 10016.

(4) Based on a Schedule 13G/A filed by Austin W. Marxe and David M. Greenhouse on February 13, 2013, Messrs. Marxe and Mr. Greenhouse share sole voting and investment power over 1,144,834 common shares owned by Special Situations Cayman Fund, L.P. (“Cayman”), 1,112,745 common shares owned by Special Situations Life Sciences Fund, L.P. (“Life Sciences”) and 1,055,934 common shares owned by Special Situations Fund III QP, LP. (“QP”). Messrs. Marxe and Greenhouse are the controlling principals of AWM Investment Company, Inc. (“AWM”), the general partner of and investment advisor to Cayman and the investment adviser to QP and Life Sciences. AWM also serves as the general partner of MGP Advisers Limited Partnership, the general partner of QP. Messrs. Marxe and Greenhouse are members of LS Advisers L.L.C., the general partner of Life Sciences. The address of AWM Investment Company, Inc. is 527 Madison Avenue, Suite 2600, New York, NY 10022.

(5) Represents (a) 2,485,934 shares directly beneficially owned by Becker Drapkin Partners (QP), L.P. (“QP Fund”), (b) 358,451 shares directly beneficially owned by Becker Drapkin Partners, L.P. (“LP Fund”), (c) 181,679 shares directly beneficially owned by Steven R. Becker and (d) 114,504 shares directly beneficially owned by Matthew A. Drapkin, based on a Form 4 filed on May 18, 2012. Becker Drapkin Management, L.P. (“BD Management”) is the general partner of each of QP Fund and LP Fund and may be deemed to beneficially own securities owned by QP Fund and LP Fund. BC Advisors, LLC (“BC Advisors”) is the general partner of BD Management and may be deemed to beneficially own securities owned by BD Management. Messrs. Becker and Drapkin are the controlling persons of BC Advisors and may be deemed to beneficially own securities owned by BC Advisors. Each of BD Management, BC Advisors, QP Fund, LP Fund, Mr. Becker and Mr. Drapkin disclaim beneficial ownership of any of the aforementioned securities except to the extent of his or its pecuniary interest therein. The address of BD Management is 500 Crescent Court, Suite 230, Dallas, TX 75201.

(6) Based on a Schedule 13G/A filed by Bridger Management, LLC (“Bridger Management”) on October 3, 2012, Swiftcurrent Partners, L.P. (“Swiftcurrent Partners”) owns 2,694,000 shares of common stock and Swiftcurrent Offshore, Ltd. (“Swiftcurrent Offshore”) owns 3,306,000 shares of common stock. Swiftcurrent Partners and Swiftcurrent Offshore are referred to herein together as the “Bridger Funds”. The aggregate of 6,000,000 shares held by the Bridger Funds is referred to herein as the “Bridger Shares”. The Bridger Funds are managed by Bridger Management. By virtue of its shared investment control over the Bridger Funds, Bridger Management may be deemed to beneficially own the Bridger Shares. Bridger Management disclaims beneficial ownership of the Bridger Shares except to the extent of its pecuniary interest therein. Roberto Mignone is the managing member of Bridger Management, which has shared investment control over the Bridger Funds. For such reason, Mr. Mignone may be deemed to beneficially own the Bridger Shares. Mr. Mignone disclaims beneficial ownership over the Bridger Shares except to the extent of his pecuniary interest therein. The address of Bridger Management is 90 Park Avenue, 40th Floor, New York, NY 10016.

(7) This number includes 5,000,000 shares of common stock held directly by Glaxo Group Limited, an indirect wholly owned subsidiary of GlaxoSmithKline plc (“GSK”) as reported on Schedule 13G filed with the SEC on September 21, 2012. The address of GSK is 980 Great West Road, Brentford, Middlesex TW8 9GS England.

(8) According to a Schedule 13G/A filed by Lansdowne Partners Limited Partnership and Lansdowne Partners Austria GMBH on February 14, 2013, 3,805,161 shares of common stock are held in the account of Lansdowne Developed Markets Strategic Investment Master Fund Limited (the “Master Fund”) and may be deemed to be beneficially owned by Lansdowne Partners Limited Partnership and Lansdowne Partners Austria GMBH by virtue of their respective role as investment advisor to the Master Fund.  Lansdowne Partners Limited Partnership and Lansdowne Partners Austria GMBH disclaim beneficial ownership of these securities except to the extent of their respective pecuniary interest therein.  The principal address for Lansdowne Partners Limited Partnership is 15 Davies Street, London, United Kingdom W1K 3AG. The principal address for Lansdowne Partners Austria GMBH is Wallnerstrabe 3/21, 1010 Vienna, Austria.

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

RELATED PARTY TRANSACTIONS

The Board of Directors has adopted a written policy requiring that any transaction involving the Company in which one of our directors, executive officers, or greater than five percent shareholders, or the immediate family members of any of the foregoing persons, has a direct or indirect material interest (a “related party transaction”), be approved or ratified by a majority of the full Board or by a designated committee of the Board.

The Board has designated the Audit Committee as having responsibility for reviewing and approving, in advance, all such transactions.  In determining whether to approve or ratify any such transaction, the Audit Committee must consider, in addition to other factors deemed appropriate, whether the transaction is in the best interests of the Company and is on terms comparable to those involving unrelated parties. No member of the Audit Committee may participate in any review, approval or ratification of any related party transaction if he or she, or his or her immediate family member, has a direct or indirect material interest in the transaction.

There have been no related party transactions between January 1, 2012 and the date of filing of this Amendment No. 1 to our Annual Report on Form 10-K, and there is currently no proposed transaction involving the Company that would constitute a related party transaction.

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

In the event the stockholders fail to ratify the appointment, the Audit Committee will consider whether or not to retain that firm. Even if the selection is ratified, the Audit Committee in its discretion may direct the appointment of a different independent registered public accounting firm at any time during the year if it determines that such a change would be in the best interests of the Company and its stockholders.

The affirmative vote of a majority of the shares cast affirmatively or negatively at the annual meeting is required to ratify the appointment of the independent public accountants.

Audit Services And Fees

The professional services provided by BDO USA, LLP and the aggregate fees for those services rendered during the years ended December 31, 2012 and 2011 were as follows:

	2012	2011
Audit Fees	$312,922	$196,259
Audit Related Fees	$10,863	-
Tax Fees	$23,165	$21,590
All Other Fees	—	—
Total	$346,950	$218,119

Part IV.

Item 15.  Exhibits, Financial Statement Schedules.

(a)	(1) Financial Statements. See Index to Financial Statements.*
(2) Financial Statement Schedule. See Index to Financial Statements.*
(3) Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2012 and 2011.*
(4) Exhibits. * Previously filed with the original Annual Report on Form 10-K filed with the SEC on March 27, 2013, which is being amended hereby.

Exhibit	Description

3.1*	Certificate of Incorporation, as amended.
3.2*◊	Amended and Restated Bylaws of the Company.
4.1*	Form of Common Stock Certificate.
10.1†^	Amended and Restated Master Agreement for the supply of Laboratory Test Services by and between SmithKline Beecham Corporation (a.b.a. GlaxoSmithKline) and the Company dated as of December 22, 2008.
10.2†!	Second Amended and Restated Master Services Agreement by and between GlaxoSmithKline Biologicals S.A. and the Company, dated as of July 26, 2012 and made effective as of May 15, 2012.
10.3*†	License Agreement by and between Roche Molecular Systems, Inc. and the Company, dated as of November 23, 2004.
10.4*†	Patent License Agreement by and between Roche Molecular Systems Inc. and the Company, dated as of November 16, 2004.
10.5*†	Option and License Agreement by and between the University of Southern California and the Company, as amended, dated as of April 19, 2000.
10.6#□	Employment Agreement by and between Thomas A. Bologna and the Company, dated as of December 21, 2011.
10.7# ∆	Employment Agreement by and between Stephanie H. Astrow and the Company, dated March 26, 2012.
10.8*#	Response Genetics, Inc. 2006 Employee, Director and Consultant Stock Plan.
10.9*▲	Office Lease by and between Health Research Association and the Company, dated effective as of January 25, 2005, as amended on March 4, 2011.
10.10*†	Collaboration Agreement by and between the Company and Shanghai Biochip Company, Ltd., dated as of March 5, 2007.
10.11*#	Executive Officer Form of Incentive Stock Option Agreement.
10.12*#	Executive Officer Form of Non-Qualified Stock Option Agreement.
10.13@†	Commission Agreement by and between Hitachi Chemical Co., LTD. and the Company, dated as of July 26, 2007.
10.14t#	Amended and Restated Employment Agreement by and between Denise McNairn and the Company, dated as of September 10, 2010.
10.15±#	Employment Agreement by and between David O’Toole and the Company, dated as of May 3, 2010.
10.16%#	Amended and Restated Employment Agreement by and between Kathleen Danenberg and the Company, dated as of July 22, 2011.
21*	Subsidiaries of the Company
23∆	Consent of BDO USA, LLP.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

□ Incorporated by reference to the Company’s Current Report on Form 8-K dated December 23, 2011.

∆ Previously filed with the original Annual Report on Form 10-K filed with the SEC on March 27, 2013, which is being amended hereby.

tIncorporated by reference to the Company’s Current Report on Form 8-K dated September 16, 2010.

± Incorporated by reference to the Company’s Current Report on Form 8-K dated May 5, 2010.

% Incorporated by reference to the Company’s Current Report on Form 8-K dated July 27, 2011.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 29, 2013.

Response Genetics, Inc.

Date: April 29, 2013	/s/ Thomas A. Bologna
By: Thomas Bologna
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities on April 29, 2013.

	Signatures	Title	Date
By:	/s/ Thomas A. Bologna	Chief Executive Officer (principal executive officer) and	April 29, 2013
	Thomas A. Bologna	Chairman of the Board

By:	/s/ Kevin R. Harris	Interim, Chief Financial Officer (principal	April 29, 2013
	Kevin R. Harris	financial and accounting officer)

By:	/s/ Kirk Calhoun	Lead Director	April 29, 2013
Kirk Calhoun

By:	/s/ Michael Metzger	Director	April 29, 2013
Michael Metzger

By:	/s/ Gary D. Nusbaum	Director	April 29, 2013
Gary D. Nusbaum

By:	/s/ Michael Serruya	Director	April 29, 2013
Michael Serruya

By:	/s/ Richard van den Broek	Director	April 29, 2013
Richard van den Broek

By:	/s/ David Wurzer	Director	April 29, 2013
David Wurzer

- 18 -