Form 10-Q
period 2013-03-31
RESPONSE GENETICS INC
filed 2013-05-15
CIK 1124608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

On May 14, 2013, there were 32,797,625 shares of common stock, $.01 par value per share, issued and outstanding.

Response Genetics, Inc.

Form 10-Q

Table of Contents

		Page
		Number
Part I.	Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheets — December 31, 2012 and March 31, 2013 (Unaudited)	1

	Unaudited Consolidated Statements of Operations and Comprehensive Loss — Three months ended March 31, 2012 and 2013	2

	Unaudited Consolidated Statements of Cash Flows —Three months ended March 31, 2012 and 2013	3

	Notes to Unaudited Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31

Item 4.	Controls and Procedures	31

Part II.	Other Information

Item 1.	Legal Proceedings	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3.	Defaults Upon Senior Securities	32

Item 4.	Mine Safety Disclosures	32

Item 5.	Other Information	32

Item 6.	Exhibits	32

Signatures		33
Exhibit Index

	EX-31.1 (Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)
	EX-31.2 (Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)
	EX-32 (Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

ii

RESPONSE GENETICS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2012	March 31, 2013
		(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$9,041,478	$8,034,310
Accounts receivable, net of allowance for doubtful accounts of $991,990 and $1,048,864 at December 31, 2012 and March 31, 2013, respectively.	5,373,023	5,269,551
Prepaid expenses and other current assets	576,112	1,053,860
Total current assets	14,990,613	14,357,721
Property and equipment, net	1,023,198	991,898
Intangible assets, net	575,409	555,124
Total assets	$16,589,220	$15,904,743
LIABILITIES, COMMON STOCK CLASSIFED OUTSIDE OF STOCKHOLDERS’ EQUITY (DEFICIT) AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$1,191,122	$898,819
Accrued expenses	343,913	722,864
Accrued royalties	712,776	907,026
Accrued payroll and related liabilities	1,382,265	1,659,983
Capital lease obligation, current portion	158,669	150,270
Deferred revenue	483,052	-
Line of credit, current	1,000,000	-
Total current liabilities	5,271,797	4,338,962
Capital lease obligation, net of current portion	83,910	53,101
Line of credit, non-current	-	1,000,000
Total liabilities	5,355,707	5,392,063

Commitments and contingencies (Note 5)

Common stock classified outside of stockholders’ equity (deficit)	11,775,724	5,500,000

Stockholders’ equity (deficit)
Common stock, $0.01 par value; 50,000,000 shares authorized; 32,797,625 shares issued and outstanding at December 31, 2012 and March 31, 2013, respectively	232,414	278,032
Additional paid-in capital	56,766,036	63,101,466
Accumulated deficit	(57,276,664)	(58,100,968)
Accumulated other comprehensive loss	(263,997)	(265,850)
Total stockholders’ equity (deficit)	(542,211)	5,012,680
Total liabilities, common stock classified outside of stockholders’ equity (deficit) and stockholders’ equity (deficit)	$16,589,220	$15,904,743

The accompanying notes are an integral part of these consolidated financial statements.

RESPONSE GENETICS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended March 31
	2012	2013
Net Revenue	$3,981,644	$5,624,191
Cost of revenue	2,700,858	2,533,722
Gross profit	1,280,786	3,090,469
Operating expenses:
Selling and marketing	1,453,807	1,442,235
General and administrative	2,358,450	2,135,186
Research and development	569,955	297,200
Total operating expenses	4,382,212	3,874,621
Operating loss	(3,101,426)	(784,152)
Other income (expense):
Interest expense	(23,177)	(19,410)
Interest income	14	43
Other	-	(20,785)
Net loss	$(3,124,589)	$(824,304)

Unrealized loss on foreign currency translation	(512)	(1,853)
Comprehensive loss	$(3,125,101)	$(826,157)
Net loss per share — basic and diluted	$(0.14)	$(0.03)
Weighted-average shares — basic and diluted	22,948,916	32,797,625

The accompanying notes are an integral part of these consolidated financial statements.

RESPONSE GENETICS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2012	2013
Cash flows from operating activities:
Net loss	$(3,124,589)	$(824,304)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	109,174	137,399
Share-based compensation	325,008	105,324
Bad debt expense	255,925	468,463
Changes in operating assets and liabilities:
Accounts receivable	(307,700)	(364,991)
Prepaid expenses and other current assets	85,968	(477,748)
Accounts payable	373,637	(292,303)
Accrued expenses	(750,028)	378,951
Accrued royalties	(284,986)	194,250
Accrued payroll and related liabilities	(118,817)	277,718
Deferred revenue	—	(483,052)
Net cash used in operating activities	(3,436,408)	(880,293)
Cash flows from investing activities:
Purchases of property and equipment	(273,293)	(81,414)
Purchases of software	—	(4,400)
Net cash used in investing activities	(273,293)	(85,814)
Cash flows from financing activities:
Net proceeds from issuance of common stock	7,716,038	—
Capital lease payments	(35,560)	(39,208)
Net cash provided by financing activities	7,680,478	(39,208)
Effect of foreign exchange rates on cash and cash equivalents	(512)	(1,853)
Net increase (decrease) in cash and cash equivalents	3,970,265	(1,007,168)
Cash and cash equivalents:
Beginning of period	1,700,295	9,041,478
End of period	$5,670,560	$8,034,310
Cash paid during the period for:
Interest	$23,177	$19,410

The accompanying notes are an integral part of these consolidated financial statements.

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization, Operations and Basis of Accounting

Response Genetics, Inc. (the “Company”) was incorporated in the State of Delaware on September 23, 1999 as Bio Type, Inc. for the purpose of providing molecular profiling services of tumor tissue that has been formalin-fixed and embedded in paraffin. In August 2000, the Company changed its name to Response Genetics, Inc.

The Company is a life science company engaged in the research, development, marketing and sale of pharmacogenomics-clinical diagnostic tests for cancer. Pharmacogenomics is the science of how an individual’s genetic makeup relates to drug response. Diagnostic tests based on pharmacogenomics facilitate the prediction of a response to drug therapy or survival following surgery based on an individual’s genetic makeup. In order to generate pharmacogenomic information from patient specimens for these tests, the Company uses its proprietary technologies that enable the Company to reliably and consistently extract ribonucleic acid (“RNA”) and deoxyribonucleic acid (“DNA”) from tumor specimens that are stored as formalin-fixed and paraffin-embedded (“FFPE”) specimens and, thereby to analyze genetic information contained in these tissues for each patient. The Company’s platforms include analysis of single biomarkers using the polymerase chain reaction method as well as global gene interrogation using microarray methods and fluorescence in situ hybridization (“FISH”) from paraffin or frozen tissue specimens. The Company primarily derives its revenue from the sale of its ResponseDX® diagnostic testing products and by providing pharmacogenomic clinical trial testing services to pharmaceutical companies in the United States, Asia and Europe.

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

Since its inception, the Company has devoted substantial effort in developing its products and has incurred losses and negative cash flows from operations. At March 31, 2013, the Company had an accumulated deficit of $58,100,968. The Company anticipates continued losses and negative cash flows as it funds its selling and marketing activities and research and development programs.

Based on the Company’s current operating plan which includes various assumptions concerning the level and timing of cash receipts from product sales and cash outlays for operating expenses and capital expenditures, management believes that existing cash and cash equivalents will be sufficient to meet the Company’s working capital requirements through the next twelve months.  The Company’s ability to successfully carry out its business plan is primarily dependent upon its ability to (1) attract and retain knowledgeable workers, (2) generate significant revenues, and (3) if needed, obtain sufficient additional capital at acceptable costs. The Company expects to seek additional financing and/or strategic investments; however, there can be no assurance that any additional financing or strategic investments will be available on acceptable terms, if at all.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the fiscal year. The balances as of December 31, 2012 were derived from our audited financial statements as of December 31, 2012. The financial statements should be read in conjunction with the Company’s audited December 31, 2011 and 2012 consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and 2012 previously filed with the SEC on April 2, 2012 and March 27, 2013, respectively, as amended by the 10-K/A filed with the SEC on April 27, 2012 and April 29, 2013, respectively.

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

Reclassification

Certain reclassifications have been made to prior period amounts to conform to current period presentation of gross profit in the statement of operations. These reclassifications did not have an impact on the Company’s financial condition as of December 31, 2012 nor statement of operations for the period ended March 31, 2012.

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

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (continued)

Accounts Receivable

Pharmaceutical Accounts Receivable

The Company invoices its clients as specimens are processed and any other contractual obligations are met. The Company’s contracts with clients typically require payment within 45 days of the date of invoice. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its clients to make required payments. The Company specifically analyzes accounts receivable and historical bad debts, client credit, current economic trends and changes in client payment trends when evaluating the adequacy of the allowance for doubtful accounts. Account balances are charged-off against the allowance when it is probable the receivable will not be recovered. To date, the Company’s pharmaceutical customers have primarily been large pharmaceutical companies. As a result, bad debts from pharmaceutical accounts receivable to date have been minimal. Pharmaceutical company accounts receivable as of December 31, 2012 and March 31, 2013 were $2,549,665 and $1,917,601, respectively.  There were no allowances for doubtful accounts recorded against these pharmaceutical accounts receivable at December 31, 2012 and March 31, 2013.

ResponseDX® Accounts Receivable

ResponseDX® accounts receivable are recorded from two primary payors: (1) Medicare and (2) third party payros such as commercial insurance and private payors or self-pay (“Private Payors”).  ResponseDX® accounts receivable are recorded at established billing rates less an estimated billing adjustment, based on reporting models utilizing historical cash collection percentages and updated for current effective reimbursement factors.  Management performs ongoing valuations of accounts receivable balances based on management’s evaluation of historical collection experience and industry trends.  Based on the historical experience for our Medicare and Private Payor accounts, management has determined, based on a detailed analysis, that accounts receivable associated with certain billings are unlikely to be collected. Therefore, the Company has recorded an allowance for doubtful accounts of $991,990 and $1,048,864 as of December 31, 2012 and March 31, 2013. The Company’s bad debt expense for the three months ended March 31, 2012 and 2013 was $178,065 and $468,463, respectively.

ResponseDX® accounts receivable as of December 31, 2012 and March 31, 2013, consisted of the following:

	December 31, 2012	March 31, 2013
		(Unaudited)
Net Medicare receivable	$890,936	$1,449,049
Net Private Payor receivable	2,924,412	2,951,765
	3,815,348	4,400,814
Allowance for doubtful accounts	(991,990)	(1,048,864)
Total	$2,823,358	$3,351,950

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the double declining balance and straight-line methods over the estimated useful lives of the assets. The Company has determined the estimated useful lives of its property and equipment, as follows:

Laboratory equipment	5 to 7 years
Furniture and Equipment	3 to 7 years
Leasehold Improvements	Shorter of the useful life (5 to 7 years) or the lease term

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

Revenues are recorded on an accrual basis as the contractual obligations are completed and as a set of assays is processed through the Company’s laboratory under a specified contractual protocol and are recorded on the date the tests are completed. Certain contracts have minimum assay requirements that, if not met, result in payments that are due upon the completion of the designated period. In these cases, revenues are recognized when the end of the specified contract period is reached.

On occasion, the Company may enter into a contract that requires the client to provide an advance payment for specimens that will be processed at a later date. In these cases, the Company records this advance as deferred revenue and recognizes the revenue as the specimens are processed or at the end of the contract period, as appropriate.

The Company recorded revenue from pharmaceutical clients of $1,029,842 and $2,441,693 for the three months ended March 31, 2012 and 2013, respectively.

ResponseDX® Revenue

Revenues that are derived from ResponseDX® testing services are recognized in accordance with ASC 605, Revenue Recognition , which requires that four basic criteria be met before revenue can be recognized: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred and title and the risks and rewards of ownership have been transferred to the client or services have been rendered; (3) the price is fixed or determinable; and (4) collectability is reasonably assured. We record revenues when our tests have confirmed results which is evidence that the services have been performed.

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

The following details ResponseDX® revenue for the three months ended March 31, 2012 and 2013:

	Three Months
	Ended March 31,
	(Unaudited)
	2012	2013

Net Medicare revenue	$1,460,318	$1,344,215

Private Payor revenue	1,485,643	1,838,283

Other	5,841	–

Net ResponseDX® revenue	$2,951,802	$3,182,498

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

Regulatory Matters

A portion of the Company’s revenues are derived from Medicare reimbursement. Laws and regulations governing Medicare programs are complex and subject to change and to interpretation, and the Company may be adversely affected by future changes in the applicable laws and regulations and governmental investigations, lawsuits or private actions which include mandatory damages, fines, penalties, criminal charges, loss or suspension of licenses and/or suspension or exclusion from Medicare and certain other governmental programs. The Company believes that it is in compliance with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing.

Medicare reimbursement rates are subject to regulatory changes and government funding restrictions. In January 2013, the initial 2013 annual Medicare fee schedule update was announced which included proposed changes to Medicare reimbursement rates that significantly reduced the reimbursement rates for certain of the testing services we provide. The Company is participating with other impacted organizations to provide guidance to the local Medicare Administrative Contractor (“MAC”) that may result in adjustments to the proposed reimbursement rates to better reflect the value of the services being performed. As a result of this guidance, the local MAC updated certain pricing on or about April 3, 2013 which reflected an increase in many of the tests originally priced in January 2013. It is anticipated that continued guidance provided to Medicare and the local MAC by impacted organizations will result in additional fee increases during 2013. If, however, the current level of reduction in reimbursement rates is adopted as is, it may have a material adverse effect on the Company's operations.

As a result of these Current Procedural Terminology (“CPT”) code changes and Medicare price changes, we have experienced a departure from our normal reimbursement patterns with Medicare and other payors. Specifically, we have experienced delays in certain reimbursements for services and an increase in initial denials of claims for certain services provided. Accordingly, we revaluated the assumptions employed in our model for estimating revenue to be recognized for ResponseDX® testing. We view the code and price changes described above as affecting only the assumptions we used in pricing our services. The nature of the testing we provide, the evidence we gather to establish the credit worthiness of our payors and the delivery method of our services have not changed from prior periods, and there are no indicators that these assumptions require change.

We performed an analysis that considered our historical patterns of revenue by payor in conjunction with the fluctuations we experienced in the quarter ended March 31, 2013 to arrive at the revenue recorded for the quarter. We believe that the changes in CPT codes and pricing that are causing confusion and erratic payment experience in the payor community will take some time to resolve. The time needed for resolution will depend upon the local MAC releasing additional pricing changes and potentially, revisions to previously revised prices, and upon the private payor community adopting the new CPT codes and some level of revised pricing. Accordingly, our revenue recognition estimates could be materially affected in future periods as pricing and payments patterns change and develop, and we may be materially affected by future or retroactive price changes.

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

License Fees

The Company licenses technology for the extraction of RNA and DNA from FFPE tumor specimens from the University of Southern California (“USC”) in exchange for royalty fees on revenue generated by use of the technology. These royalties are calculated as a fixed percentage of revenue that we generate from use of the technology licensed from USC. Total license fees expensed in cost of revenue under the license agreement with USC were $56,502 and $104,105 for the three months ended March 31, 2012 and 2013, respectively. We also maintain a non-exclusive license to use Roche Molecular Systems, Inc.’s (“Roche”) PCR, homogenous PCR, and reverse transcription PCR processes. We pay Roche a fixed percentage royalty fee for revenue that we generate through use of this technology. Royalties expensed in cost of revenue under the Roche agreement totaled $63,468 and $90,145 for the three months ended March 31, 2012 and 2013, respectively.

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

Line of Credit

On July 14, 2011, the Company entered into a line of credit agreement with Silicon Valley Bank (the “Bank”). The agreement has been amended most recently on March 7, 2013. The line of credit is collateralized by the Company’s pharmaceutical and Medicare receivables. The amended maximum amount that can be borrowed from the credit line is $2,000,000. As of March 31, 2013, the amount the Company can draw from the loan was equal to the lesser of (i) the Company’s calculated borrowing base, which was 80% of certain of the Company’s accounts receivable, or (ii) the amount available under the credit line. Prior to the line of credit’s first amendment on December 14, 2011, the Bank issued letters of credit up to a maximum amount of $500,000. Any issued letters of credit reduced the amount available to borrow under the line of credit on a dollar for dollar basis. As of March 31, 2013, the interest fees associated with this line of credit were set at the prime rate plus 1%. For the period ended March 31, 2013, the rate being charged to the Company was 5%. As needed from time to time, the Company may draw on this line of credit for use for general corporate purposes. As of December 31, 2012 and March 31, 2013, the Company has drawn $1,000,000 against the line of credit and no letters of credit were outstanding. The line of credit is subject to various financial covenants and, as of March 31, 2013, the Company was in compliance with these covenants. However, prior to the most recent amendment on March 7, 2013, the Company was not in compliance with certain covenants. The September 28, 2012 amendment provided forbearance for the failure to comply with these certain covenants through November 30, 2012, and modified the covenants to include a requirement that the Company maintain account balances at the Bank totaling a minimum of $4,000,000 during the covered forbearance period. The December 6, 2012 amendment to the agreement extended the forbearance for the failure to comply with these certain covenants and the requirement for the Company to maintain account balances at the Bank totaling a minimum of $4,000,000 through December 31, 2012. In addition, pursuant to the March 7, 2013 amendment, the Bank waived the Company's existing breach of financial covenants under the credit agreement and the parties restructured the line of credit to provide that, among other things: (i) the revolving line of credit's maturity date was extended to March 7, 2015, (ii) the fee for the unused portion of the revolving line of credit was reduced from 0.375% to 0.250% per annum of the average unused portion of the revolving line of credit, (iii) the Company must continue to meet certain reporting requirements including providing financial statements and a certificate of compliance with the terms and conditions of the credit agreement by an authorized officer to the Bank within 45 days of the last day of each calendar quarter, provided that if the Company has less than $4,000,000 in its account at the Bank at any time during such calendar quarter, the Company must provide the financial statements and the certificate of compliance within 30 days of the end of such calendar quarter and providing a monthly report on revenues realized from private payors, (iv) the financial covenants were amended and restated to require the Company to maintain a ratio of quick assets to current liabilities of 1:50 to 1:00 and meet certain specified minimum adjusted earnings before interest, taxes, depreciation and amortization requirements as defined in the amendment and measured on a monthly basis and (v) the Bank is granted certain additional inspection of books, records and collateral rights.

As of December 31, 2012, the line of credit under the credit agreement was classified as a current liability of the Company on the accompanying balance sheet as the line of credit had a maturity date less than one year from December 31, 2012. As of March 31, 2013, the maturity date of the line of credit has been extended to March 7, 2015 and therefore the line of credit is classified as a non-current liability.

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

ASC 740, Income Taxes, clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. As of December 31, 2012 and March 31, 2013, the Company does not have a liability for unrecognized tax benefits. The Company recognizes interest and penalties associated with tax matters as part of the income tax provision and includes accrued interest and penalties with the related tax liability in the balance sheet. For the periods ended March 31, 2012 and 2013, interest and penalties totaling $0 and $107, respectively, were recorded in the Consolidated Statement of Operations.

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

Comprehensive Loss

The components of comprehensive loss are accumulated net loss and unrealized foreign currency translation adjustments for the three months ended March 31, 2012 and 2013.

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

Advertising Costs

The Company markets its services through its advertising activities in trade publications and on the internet. Advertising costs are included in selling and marketing expenses on the statements of operations and are expensed as incurred.  Advertising costs for the three months ended March 31, 2012 and 2013 were $8,881 and $0, respectively.

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies - (continued)

Concentration of Credit Risk and Clients and Limited Suppliers

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has never experienced any losses related to these balances. All of the Company’s non-interest bearing cash balances were fully insured at December 31, 2012 due to a temporary federal program in effect from December 31, 2011 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning on January 1, 2013, federal insurance coverage reverted to $250,000 per depositor at each financial institution, and the Company’s non-interest bearing cash balances again exceeded federally insured limits. There were no funds in interest-bearing accounts that exceeded the federally insured limits as of March 31, 2013. At March 31, 2013, $7,236 of cash was held outside of the United States and is uninsured.

Revenue sources that account for greater than 10 percent of total revenue are provided below.

	Three Months Ended March 31,
	2012		2013
	(Unaudited)		(Unaudited)
	Revenue	Percent of Total Revenue	Revenue	Percent of Total Revenue
Abbott Molecular, Inc.	$32,466	1%	$910,182	15%
GlaxoSmithKline LLC and GlaxoSmithKline Biologicals S.A.	$719,087	18%	$1,356,384	23%
Medicare, net of contractual allowances	$1,460,318	37%	$1,376,900	23%

Customers that account for greater than 10 percent of gross accounts receivable are provided below.

	As of December 31, 2012		As of March 31, 2013
	( Unaudited )		( Unaudited )
	Receivable Balance	Percent of Total Receivables	Receivable Balance	Percent of Total Receivables

Abbott Molecular, Inc.	$377,296	5.9%	$697,622	10.5%
GlaxoSmithKline LLC and GlaxoSmithKline Biologicals S.A.	$1,691,144	26.6%	$712,477	10.8%
Medicare, net of contractual allowances	$890,936	14.0%	$1,449,049	22.9%

Many of the supplies and reagents used in the Company’s testing process are procured from a limited number of suppliers. Any supply interruption or an increase in demand beyond the suppliers’ capabilities could have an adverse impact on the Company’s business. Management believes it can identify alternative sources, if necessary, but it is possible such sources may not be identified in sufficient time to avoid an adverse impact on its business. Refer also to Note 6 for further discussion regarding these supply agreements. The Company purchases certain laboratory supplies and reagents primarily from two suppliers. Purchases from these two suppliers accounted for approximately 68% and 65% of the Company’s reagent purchases for the three months ended March 31, 2012 and 2013, respectively.

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3. Property and Equipment and Intangible Assets

Property and equipment and intangible assets consist of the following:

	December 31, 2012	March 31, 2013
		(Unaudited)
Laboratory equipment	$3,315,812	$3,379,883
Furniture and equipment	660,626	675,219
Leasehold improvements	305,059	307,809
	4,281,497	4,362,911
Less: Accumulated depreciation	(3,258,299)	(3,371,013)
Total property and equipment, net	$1,023,198	$991,898
Purchased software	$562,699	$567,099
Internally developed software	108,362	108,362
	671,061	675,461
Less: Accumulated amortization	(95,652)	(120,337)
Total intangible assets, net	$575,409	$555,124

Intangible assets are carried at the cost to obtain them. Purchased software and internally developed intangible assets are amortized using the straight-line method over the estimated useful life of five years. Depreciation expense, included in cost of revenue, general and administrative expenses, and research and development expenses for the three months ended March 31, 2012 and 2013 was $109,174 and $137,401, respectively.

Capital Lease

The Company leases certain equipment that is recorded as capital leases. This equipment is included in property and equipment on the accompanying balance sheet as of March 31, 2013 as follows:

(Unaudited)
Equipment purchased under capital leases	$451,234
Less: Accumulated amortization	(262,489)
Equipment purchased under capital leases, net	$188,745

Future minimum lease payments under capital leases as of March 31, 2013 are as follows:

Years ending December 31,	(Unaudited)
2013	$130,641
2014	87,119
Total minimum lease payments	217,760
Less amount represented by interest	(14,389)
Less current portion	(150,270)
Capital lease obligation, net of current portion	$53,101

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

The following table sets forth the computation for basic and diluted loss per share:

	Three Months Ended March 31,
	2012	2013
	(Unaudited)	(Unaudited)
Numerator:
Net loss	$(3,124,589)	$(824,304)
Numerator for basic and diluted earnings per share	$(3,124,589)	$(824,304)
Denominator:
Denominator for basic and diluted earnings per share — weighted-average shares outstanding	22,948,916	32,797,625
Basic and diluted loss per share	$(0.14)	$(0.03)

Outstanding stock options and warrants to purchase 1,777,099 and 1,711,643 shares for the periods ended March 31, 2012 and 2013, respectively, were excluded from the calculation of diluted loss per share as their effect would have been antidilutive.

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

Rent expense, which is classified in cost of revenue, general and administrative, and research and development expenses was $181,334 and $160,790 for the three months ended March 31, 2012 and 2013, respectively.

Future minimum lease payments by year and in the aggregate, under the Company’s noncancelable operating leases for facilities, equipment and software as a service, consist of the following at March 31, 2013:

Years Ending December 31,	Unaudited
2013	$428,190
2014	95,084
2015	95,084
2016	13,271
Total	$631,629

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

Guarantees

The Company enters into indemnification provisions under its agreements with other counterparties in its ordinary course of business, typically with business partners, clients and landlords. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities. These indemnification provisions generally survive termination of the underlying agreement. The Company reviews its exposure under these agreements no less than annually, or more frequently when events require. The Company believes the estimated fair value of these agreements is minimal as, historically, no payments have been made by the Company under these indemnification obligations. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2012 and March 31, 2013.

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

In consideration for this license, the Company agreed to pay USC royalties based on a percentage of net sales of products or services that make use of RGI-1 and related technology and to meet a certain minimum in royalty payments.   Royalty expense relating to this agreement amounted to $56,502 and $104,105 for the three months ended March 31, 2012 and 2013, respectively.  Such expense is included in cost of revenue in the accompanying statements of operations.

License Agreement with Roche Molecular Systems (“Roche”)

In November 2004, the Company entered into a non-exclusive license to use Roche’s technology including specified nucleic acid amplification processes (“PCR Processes”) to perform certain human invitro clinical laboratory services. In consideration for this license, the Company is obligated to pay royalties to Roche, based on a percentage of net sales of products or services that make use of the PCR Processes. Royalty expense included in cost of revenue relating to this agreement amounted to $63,468 and $90,145 for the three months ended March 31, 2012 and 2013, respectively.

In November 2004, the Company also entered into an agreement with Roche, pursuant to which the Company is collaborating with Roche to produce commercially viable assays used in the validation of genetic markers for pharmaceutical companies. Specifically, the Company has licensed the rights to Roche to use the pre-diagnostic assays the Company develops in the course of using its RNA-extraction technologies to provide testing services to pharmaceutical companies and to produce diagnostic kits that then can be sold commercially to those pharmaceutical companies. Roche is required to pay the Company royalties of a certain percentage of net sales of such diagnostic kits sold to pharmaceutical companies. Through March 31, 2103, Roche has not been required to pay any royalties to the Company pursuant to this agreement.

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

Until its minimum purchasing obligations ended on December 31, 2010, Taiho was obligated to purchase a minimum amount of testing services from the Company each calendar quarter. Revenue recognized under this agreement for the three months ended March 31, 2012 and 2013 was $244,125 and $33,920, respectively. As of the date of filing of this Quarterly Report on Form 10-Q, the Company continues to provide services to Taiho. The Company and Taiho are currently discussing amending and extending this agreement which amended agreement would be effective and govern all services the Company provided to Taiho as of January 1, 2013. There can be no assurance, however, that the Company will be able to amend and extend the Taiho agreement on terms acceptable to the Company, if at all.

Services Agreement with GlaxoSmithKline, LLC formerly known as SmithKline Beecham Corporation (d.b.a. GlaxoSmithKline or “GSK”)

In January 2006, the Company entered into a master services agreement with GSK, a leading pharmaceutical manufacturer, pursuant to which the Company provides services in connection with profiling the expression of various genes from a range of human cancers. Under the agreement, the Company provides GSK with testing services as described in individual protocols and GSK pays the Company for such services based on the pricing schedule established for each particular protocol. GSK is obligated to make minimum annual payments to the Company under the agreement and also was obligated to make a non-refundable upfront payment to the Company, to be credited against work undertaken pursuant to the agreement. In January 2006, the Company received an upfront payment of $2,000,000, which was initially recorded as deferred revenue. The timing of the recognition of these amounts is dependent upon when GSK submits the specimens for testing. There was no remaining deferred revenue balance associated with this agreement for the periods ended December 31, 2012 or March 31, 2013.

In December 2008, the Company amended and restated its master services agreement with GSK and extended the term of the agreement for a two-year period, with the option for the parties to extend the agreement for additional one-year periods at the end of the term, upon their mutual written agreement. In addition, the Company became a preferred provider to GSK and its affiliates of genetic testing services on a fee-for-service basis and, in anticipation of the services to be provided, GSK agreed to make a non-refundable upfront payment of approximately $1,300,000, which was received in January 2010.  There was no remaining deferred revenue balance associated with this agreement for the periods ended December 31, 2012 or March 31, 2013.

The Company recognized revenue of $77,477 and $0 relating to the GSK agreement for the three months ended March 31, 2012 and 2013, respectively.

Non-Exclusive License Agreement with GSK

In March 2010, the Company entered into a non-exclusive license agreement with GSK.  Under the agreement, the Company granted GSK a non-exclusive, sublicenseable license to its proprietary PCR analysis technology and diagnostic expertise to assess BRAF gene mutations in human tumor samples.  As part of the agreement, the Company received a non-refundable technology access fee in consideration for the transfer of the Company’s technology to GSK. The agreement also contains milestone provisions which would allow the Company to earn further payments from GSK.  The Company earned a $500,000 milestone payment from GSK that was recorded as revenue in 2012.

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

The Company recognized revenue of $641,610 and $1,356,384 relating to the services performed for GSK Bio for the three months ended March 31, 2012 and 2013, respectively.

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

The collaboration agreement had an initial term expiring on June 30, 2010, with an automatic renewal for one year at the end of the original period under the same terms and conditions. Pursuant to the agreement, Hitachi performed certain testing services and received a percentage of the revenue collected from the Company's clients in the Territory, which totaled $85,920 and $0 for the three months ended March 31, 2012 and 2013, respectively. These amounts were recorded as cost of revenue in the consolidated statement of operations and comprehensive loss. Due to the closing of Hitachi’s applicable facility in the Territory, the Company and Hitachi agreed to terminate this agreement effective September 30, 2012.

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7. Stock Option Plans

In March 2000, the Company adopted a Stock Option Plan (the “2000 Stock Plan”) as approved by its Board of Directors. Under the 2000 Stock Plan, the Company granted options to acquire up to 1,600,000 shares of common stock. In connection with the adoption of the 2006 Employee, Director and Consultant Stock Plan, as further discussed below, the Company is to grant no additional options under the 2000 Stock Plan. Under the 2000 Stock Plan, there were no options to purchase shares of the Company’s common stock that remained outstanding as of March 31, 2013. Prior to March 2007, the Company also granted options to purchase 16,000 shares of common stock to two consultants which were granted under separate agreements outside of the 2000 Stock Plan.

On October 26, 2006, the Board of Directors of the Company approved, and on May 1, 2007, reapproved the adoption of the 2006 Employee, Director and Consultant Stock Plan (the “2006 Stock Plan”). The stockholders approved the 2006 Stock Plan on June 1, 2007. The initial number of shares which may be issued from time to time pursuant to the 2006 Stock Plan was 2,160,000 shares of common stock. Also, the 2006 Stock Plan includes the number of shares subject to purchase under options issued under the 2000 Stock Plan, where the options expired on or after October 18, 2006, subject to a maximum of 210,000 additional options.  In addition, on the first day of each fiscal year of the Company during the period beginning in fiscal year 2008 and ending on the second day of fiscal year 2017, the number of shares that may be issued from time to time pursuant to the 2006 Stock Plan is increased by the lesser of (i) 200,000 shares or equivalent, after determination of the effect of any stock split, stock dividend, combination or similar transactions as set forth in the 2006 Stock Plan, (ii) 5% of the number of outstanding shares of common stock of the Company on such date or (iii) an amount determined by the Board of Directors of the Company.  The initial number of shares available for issuance of 2,160,000 increased by 210,000 for options issued under the 2000 Stock Plan expiring after October 2006 and by 200,000 in 2008, 2009, 2010, 2011 and 2012, resulting in the total number of shares that may be issued as of January 1, 2013 to be 3,570,000.  As of March 31, 2013, there were 1,858,357 options available for grant under the 2006 Stock Plan.

Employee options vest according to the terms of the specific grant and expire 10 years from the date of grant. Non-employee option grants to date typically vest over a 2 to 3 year period. The Company had 1,711,643 options outstanding at a weighted average exercise price of $2.03 at March 31, 2013. There were 938,262 non-vested stock options outstanding with a weighted average grant date fair value of $1.37 at March 31, 2013.  As of March 31, 2013, there was $678,757 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2006 Stock Plan. That cost is expected to be recognized over a weighted-average period of 3.24 years.

Except for the certain grants of restricted common stock and common stock options containing market conditions as described below, the Company estimated share-based compensation expense for the three months ended March 31, 2012 and 2013 using the Black-Scholes model with the following weighted average assumptions:

	Three Months Ended March 31,
	2012	2013
	(Unaudited)	(Unaudited)
Risk free interest rate	1.22-1.38%	1.03-1.14%
Expected dividend yield	—	—
Expected volatility	101.1-101.7%	104.0-104.9%
Expected term **(in years)	6.25	6.25
Forfeiture rate	7.0%	7.0%

** Expected term is calculated using SAB 107, Simplified Formula. Management has concluded that the use of the simplified method for calculating the expected term of its common stock option grants is appropriate given the Company’s lack of history of option exercises.

The following table summarizes the stock option activity for the 2006 Plan for the three months ended March 31, 2013:

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2012	1,749,310	$2.12	8.32	$151,919
Granted (Unaudited)	95,000	$1.39	9.91	—
Exercised (Unaudited)	—	$—	—	—
Expired (Unaudited)	(68,484)	3.80	6.05	27
Forfeited (Unaudited)	(64,183)	$1.63	—	3,400
Outstanding, March 31, 2013 (Unaudited)	1,711,643	$2.03	8.24	$92,464
Exercisable, March 31, 2013 (Unaudited)	773,381	$2.84	7.03	$14,606

The weighted-average grant-date fair value of options granted during the nine months ended March 31, 2012 and 2013 was $1.47 and $1.39, respectively.

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7. Stock Option Plans – (continued)

The following table provides additional information regarding options outstanding under the 2006 Plan as of March 31, 2013 (Unaudited):

	Options Outstanding		Options Exercisable
Exercise Price	Number of Options	WA Remaining Contractual Term	Number of Options	WA Remaining Contractual Term
$1.00 to 1.99	1,292,517	8.95	374,316	8.14
2.00 to 2.99	201,626	7.66	181,565	7.70
3.00 to 3.99	71,000	5.33	71,000	5.33
4.00 to 4.99	11,500	4.40	11,500	4.40
5.00 to 5.99	-	-	-	-
6.00 to 6.99	-	-	-	-
7.00	135,000	4.19	135,000	4.19
	1,711,643	8.24	773,381	7.03

Stock-based compensation expense was classified as follows in the results of operation:

	Three Months Ended March 31,
	( Unaudited )
	2012	2013
Cost of revenue	$16,689	$13,487
Research and development	2,481	9,842
Sales and marketing	14,367	17,400
General and administrative	291,471	64,595
Totals	$325,008	$105,324

Thomas Bologna was appointed Chief Executive Officer of the Company on December 21, 2011 and in connection with his appointment, Mr. Bologna was awarded stock options outside of the 2006 Stock Plan. Pursuant to the employment agreement between the Company and Mr. Bologna, dated December 21, 2011, and in reliance on NASDAQ Listing Rule 5636(c), the Company granted Mr. Bologna (i) a stock option to purchase 600,000 shares of the Company’s common stock, which vests monthly over 36 months from the date of grant, subject to his continued employment with the Company, (ii) a stock option to purchase 300,000 shares of the Company’s common stock, which vests in two equal installments on the first day of the 18th and 36th calendar months from the date of grant, subject to his continued employment with the Company, or if earlier, the date on which the 30-day trailing average closing price of the Company’s common stock equals or exceeds $1.80, and (iii) 270,000 shares of restricted common stock of the Company, which vest on the date on which the 30-day trailing average closing price of the Company’s common stock equals or exceeds $2.40. The exercise price of the stock options is $1.20 per share, the closing price of the Company’s common stock on the day prior to the date of grant. The expense recognized in connection with these grants was $103,332 and $44,531 for the three months ended March 31, 2012 and 2013, respectively, and is included in the above table.

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

The following table summarizes these awards to Mr. Bologna:

Type	Grant Date	Number of Awards	Intrinsic Value as of March 31, 2013	Exercise Price	Options Exercisable	Remaining Contractual Term
Restricted Shares of Common Stock	12/21/2011	270,000	$32,400	$—	—	8.7
Options	12/21/2011	600,000	$72,000	$1.20	250,000	8.7
Options	12/21/2011	300,000	$36,000	$1.20	300,000	8.7

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

In June 2007, in conjunction with the initial public offering, the Company issued 100,000 warrants to purchase 100,000 shares of its common stock at an exercise price of $7.70 to the underwriters as part of the initial public offering which expired in June 2012. There were no warrants granted during the three months ended March 31, 2012 and 2013.

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

The Company files U.S. federal, U.S. state, and foreign tax returns. The Company’s major tax jurisdictions are U.S. federal and the State of California. The Company is subject to tax examinations for the open years from 2003 through 2012.

10. Segment Information

The Company operates in a single reporting segment, with an operating facility in the United States.

The following enterprise wide disclosure was prepared on a basis consistent with the preparation of the consolidated financial statements.

The following tables contain certain financial information by geographic area:

	Three Months Ended March 31,
	2012	2013
	(Unaudited)	(Unaudited)
Revenue:
United States	$3,095,909	$4,153,172
Europe	641,610	1,361,249
Japan	244,125	109,770
	$3,981,644	$5,624,191

	December 31, 2012	March 31, 2013
		(Unaudited)
Long-lived assets:
United States	$1,598,607	$1,547,022

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

Pursuant to the registration rights agreement, dated March 5, 2010, the Company filed a registration statement with the SEC to register the 3,005,349 shares sold to Lansdowne, Greenway and Paragon for resale, which became effective on May 19, 2010 and which registration statement remained effective as of March 31, 2013.

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

On January 18, 2012, the Company removed the restrictions on 3,658,676 shares purchased by Lansdowne, of which 600,769 related to this offering, and reclassified the shares to common stock from common stock classified outside of equity (deficit). On March 5, 2013, the Company reclassified the remaining shares of common stock from this offering to common stock from common stock classified outside of equity (deficit). Therefore, as of December 31, 2012 and March 31, 2013, a total of $3,092,396 and $0 of common stock was classified outside of stockholders’ equity (deficit), respectively.

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

Pursuant to the registration rights agreements dated February 2, 2012, the Company filed a registration statement with the SEC on April 30, 2012, to register the February Shares for resale. This registration statement became effective on May 17, 2012 and remained effective as of March 31, 2013.

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

As of March 31, 2013, the Company has reclassified all of the February Shares to common stock from common stock classified outside of equity (deficit). Therefore, as of December 31, 2012 and March 31, 2013, a total of $3,183,328 and $0 of common stock was classified outside of stockholders’ equity (deficit), respectively.

September 2012 Private Placement

On September 13, 2012, the Company entered into a purchase agreement (the “Purchase Agreement”) with Glaxo Group Limited, an affiliate of GSK (the “GSK Investor”) and two existing investors, Swiftcurrent Partners, L.P. and Swiftcurrent Offshore, Ltd. (collectively with the GSK Investor, the “September Investors”) for the private placement of an aggregate of 8,000,000 newly-issued shares of the Company’s common stock (the “September Shares”) at a purchase price of $1.10 per share (the “September 2012 Private Placement”). The Company raised gross cash proceeds of $8,800,000 in the September 2012 Private Placement, which closed on September 13, 2012 (the “Closing”).

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

In connection with the September 2012 Private Placement, the Company also entered into a registration rights agreement, dated September 13, 2012 (the “September Registration Rights Agreement”), with the September Investors pursuant to which the Company agreed to file, within 45 days of the Closing, a registration statement with the SEC to register the September Shares for resale, which registration statement was required to become effective within 180 days following the Closing. The Company also granted the September Investors certain “piggyback” registration rights, which are triggered if the Company proposes to file a registration statement for its own account or the account of one or more stockholders until the earlier of the sale of all of the September Shares or the September Shares becoming eligible for sale under Rule 144(b)(1) without restriction.

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

11. Sale of Common Stock – (continued)

Under the September Registration Rights Agreement, the Company is obligated to use commercially reasonable efforts to cause a registration statement to become effective and to remain continuously effective and to maintain the listing of the covered common stock on NASDAQ or other exchanges, as defined, for a period that will terminate upon the earlier of (i) the date on which all Registrable Securities covered by such Registration Statement as amended from time to time, have been sold, (ii) the date on which there are no longer any Registrable Securities outstanding or (iii) three years from the date of filing of such Registration Statement (the “ Effectiveness Period ”) and advise each September Investor in writing when the Effectiveness Period has expired. “Registrable Securities” means (i) the September Shares and (ii) shares of capital stock or any other securities issued or issuable with respect to or in exchange for the September Shares; provided, that, a security shall cease to be a Registrable Security with respect to a September Investor upon (A) sale by such September Investor pursuant to a registration statement or Rule 144 under the Securities Act of 1933, or (B) such security becoming eligible for sale by such September Investor without restriction pursuant to Rule 144(b)(1).   In the event the Company fails to satisfy its obligations under the September Registration Rights Agreement, the Company would be in breach of such agreement, in which event, the September Investors would be entitled to pursue all rights and remedies at law or equity including an injunction or other equitable relief. The September Registration Rights Agreement does not provide an explicitly stated or defined penalty due upon a breach.  Because the potential penalty for any breach of these registration rights agreement is not explicitly stated or defined, which prohibits the Company from applying the guidance of ASC 825-20-15, Registration Payment Arrangements , the Company was required to present the investment of approximately $8,800,000 in the Company’s common stock as common stock outside of stockholders’ equity in the accompanying consolidated balance sheet under ASC 480-10-S99-3, Classification and Measurement of Redeemable Securities.

Pursuant to the September Registration Rights Agreement, the Company filed a registration statement with the SEC on October 26, 2012, to register the September Shares for resale. This registration statement became effective on November 13, 2012 and remained effective as of March 31, 2013.

As of December 31, 2012, the Company has removed the restriction on 3,000,000 of the 8,000,000 September Shares and reclassified the shares to common stock from common stock classified outside of stockholders’ equity (deficit). Therefore, as of December 31, 2012 and March 31, 2013, a total of $5,500,000 of common stock relating to the 5,000,000 remaining restricted September Shares was classified outside of stockholders’ equity (deficit) related to this transaction.

Activity in common stock classified outside of stockholders’ equity (deficit) was as follows:

	Number of Shares	Amount
Balance, December 31, 2012	9,561,847	$11,775,724
Issuance of common stock classified outside of stockholders’ equity (deficit)	-	-
Reclassificiation to stockholders’ equity (deficit), excluding offering costs of $110,179 offset against paid-in capital	(4,561,847)	(6,277,723)
Balance, March 31, 2013 (unaudited)	5,000,000	$5,500,000

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

As of December 31, 2012, the Company held certain assets that are required to be measured at fair value on a recurring basis, including its cash and cash equivalents. The fair value of these assets was determined using the following inputs in accordance with ASC 820 at December 31, 2012 and March 31, 2013:

	Fair Value Measurement as of December 31, 2012
	Total	Level 1	Level 2	Level 3
Description	$	$	$	$
Money market accounts (1)	10,000	10,000	—	—

	Fair Value Measurement as of March 31, 2013
	(Unaudited)
	Total	Level 1	Level 2	Level 3
Description	$	$	$	$
Money market accounts (1)	10,000	10,000	—	—

(1)	Included in cash and cash equivalents on the accompanying consolidated balance sheet.

As of December 31, 2012 and March 31, 2013, the Company did not hold any liabilities that are required to be measured at fair value on a recurring basis.

13. Subsequent Events

Not applicable.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward-Looking Statements

Certain information included or incorporated by reference in this Quarterly Report on Form 10-Q for the period ended on March 31, 2013 contains or may contain forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995, as may be amended from time to time. Statements that are not historical facts, including statements that use terms such as “anticipate,” “believe,” “should,” “expect,” “intend,” “plan,” “project,” “seek” and “will” and that relate to our plans, objectives, strategy and intentions for future operations, future financial position, future revenues, projected costs and prospects are forward-looking statements but not all forward-looking statements contain these identifying words. Forward-looking statements relate to future periods and may, for example, include statements about our expectation that, for the foreseeable future, a significant amount of our revenues will be derived from ResponseDX® product sales; our ability to maintain revenue from pharmaceutical clients; the factors that may impact our financial results; the extent of our net losses and our ability to achieve sustained profitability; our business strategy and our ability to achieve our strategic goals; our expectations regarding revenues from ResponseDX® products; the amount of future revenues that we may derive from Medicare patients; the potential or intent to enter into distribution arrangements; our ability to sustain or increase demand for our tests; our sales forces’ capacity to sell our tests; plans for the development of additional tests; our expectation that our research and development, general and administrative and sales and marketing expenses will increase and our anticipated uses of those funds; our ability to comply with the requirements of a public company; our ability to attract and retain qualified employees; our compliance with federal and state regulatory requirements; the potential impact resulting from the regulation of our tests by the U.S. Food and Drug Administration; the impact of new or changing policies or regulation of our business; our belief that we have filed adequate patent and trademark applications to protect our intellectual property rights; the impact of accounting pronouncements and our accounting policies, estimates, assumptions or models on our financial results; and anticipated challenges to our business.

Forward-looking statements are subject to significant inherent risks and uncertainties that could cause actual results to differ materially from those expected. For us, these risks and uncertainties include, but are not limited to, our ability to develop and commercialize new product without unanticipated delay; the risk that we may not maintain reimbursement for our existing tests or any future tests; the risk that reimbursement pricing may change; the risks and uncertainties associated with the regulation of our tests; our ability to compete; our ability to obtain capital when needed; and our history of operating losses. In light of the risks and uncertainties inherent in all forward-looking statements, including the above, the inclusion of such statements in this Quarterly Report on Form 10-Q for the period ended on March 31, 2013 should not be considered as a representation by us that our objectives, projections or plans will be achieved. These statements are based on current plans, estimates and expectations. Actual results may differ materially from those projected in such forward-looking statements and therefore you should not place undue reliance on them. The forward-looking statements included in this Quarterly Report on Form 10-Q for the period ended on March 31, 2013 speak only as of the date hereof and we expressly disclaim any obligation or undertaking to publicly update any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes to the financial statements included elsewhere in this Quarterly Report on Form 10-Q for the period ended March 31, 2013 and our audited financial statements for the year ended December 31, 2012 included in our Annual Report on Form 10-K for the period ended December 31, 2012 previously filed with the Securities and Exchange Commission.

Overview

Response Genetics, Inc. (the “Company”) was incorporated in the State of Delaware on September 23, 1999 as Bio Type, Inc. for the purpose of providing molecular profiling services of tumor tissue that has been formalin-fixed and embedded in paraffin. In August 2000, we changed our name to Response Genetics, Inc.

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

Our technologies enable us to reliably and consistently extract the nucleic acids ribonucleic acid (“RNA”) and deoxyribonucleic acid (“DNA”) from tumor specimens that are stored as formalin-fixed and paraffin-embedded, specimens and thereby to analyze genetic information contained in these tissues. This is significant because the majority of patients diagnosed with cancer have a tumor biopsy sample stored in paraffin, while only a small percentage of patients’ tumor specimens are frozen. Our technologies also enable us to use the formalin-fixed paraffin embedded (“FFPE”) patient biopsies for the development of diagnostic tests.

ResponseDX®

The outcome of cancer therapy is highly variable due to genetic differences among patients. Some patients respond well with tumor shrinkage and increase in life span. Other patients do not obtain benefit from the same therapy and may actually experience toxic side effects, psychological trauma and delay in effective treatment.

At present, most cancer treatment regimens are administered without any pre-selection of patients on the basis of their particular genetics. However, recent development of very sensitive molecular technologies has enabled researchers to identify and measure genetic and biochemical factors in patients’ tissues that may predict the probability of success or failure of many currently used anti-cancer agents. In order to increase the chances of a better outcome for cancer patients, we have and continue to expand our development of genetic tests for measuring predictive factors for tumor response in tumor tissue samples. We offer tests for non-small cell lung cancer (“NSCLC”), colorectal cancer (“CRC”) and gastric and gastroesophageal cancer (“GE”), and melanoma cancer patients’ tumor tissue specimens through our ResponseDX: Lung®, ResponseDX: Colon®, ResponseDX: Gastric® and ResponseDX: Melanoma® test suites at our laboratory located in Los Angeles, California, which is certified under the Clinical Laboratory Improvement Amendments of 1988 (“CLIA”). These tests serve to help oncologists make optional therapeutic decisions for cancer patients. The results from our tests may help oncologists choose among therapies to treat their cancer patients. As of March 31, 2013, our sales team consisted of 16 members located in the West Coast, Midwest, and East Coast areas of the United States.

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

Research and development expenses represented 8.0% and 7.7% of our total operating expenses for the three months ended March 31, 2012 and 2013, respectively. Major components of the $569,955 and $297,200 in research and development expenses for the three months ended March 31, 2012 and 2013, respectively, included supplies and reagents for our research activities, personnel costs, occupancy costs, equipment warranties and service, patent fees, insurance, business consulting and sample procurement costs.

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

Revenues are recorded on an accrual basis as the contractual obligations are completed and as a set of assays is processed through the Company’s laboratory under a specified contractual protocol and are recorded on the date the tests are completed. Certain contracts have minimum assay requirements that, if not met, result in payments that are due upon the completion of the designated period. In these cases, revenues are recognized when the end of the specified contract period is reached, if the minimum assay requirements are not met.

ResponseDX ® Revenue

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

The Company has its Medicare provider number which allows it to invoice and collect from Medicare. Invoicing to Medicare is primarily based on amounts allowed by Medicare for the service provided as defined by Common Procedural Terminology (“CPT”) codes. In January 2013, the initial 2013 annual Medicare fee schedule update was announced which included proposed changes to Medicare reimbursement rates that significantly reduced the reimbursement rates for certain of the testing services we provide. The Company is participating with other impacted organizations to provide guidance to the local Medicare Administrative Contractor (“MAC”) that may result in adjustments to the proposed reimbursement rates to better reflect the value of the services being performed. As a result of this guidance, the local MAC updated certain pricing on or about April 3, 2013 which reflected an increase in many of the tests originally priced in January 2013. It is anticipated that continued guidance provided to Medicare and the local MAC by impacted organizations will result in additional fee increases during 2013. If, however, the current level of reduction in reimbursement rates is adopted as is, it may have a material adverse effect on the Company's operations.

As a result of these CPT code changes and Medicare price changes, we have experienced a departure from our normal reimbursement patterns with Medicare and other payors. Specifically, we have experienced delays in certain reimbursements for services and an increase in initial denials of claims for certain services provided. Accordingly, we revaluated the assumptions employed in our model for estimating revenue to be recognized for ResponseDX® testing. We view the code and price changes described above as affecting only the assumptions we used in pricing our services. The nature of the testing we provide, the evidence we gather to establish the credit worthiness of our payors and the delivery method of our services have not changed from prior periods, and there are no indicators that these assumptions require change.

We performed an analysis that considered our historical patterns of revenue by payor in conjunction with the fluctuations we experienced in the quarter ended March 31, 2013 to arrive at the revenue recorded for the quarter. We believe that the changes in CPT codes and pricing that are causing confusion and erratic payment experience in the payor community will take some time to resolve. The time needed for resolution will depend upon the local MAC releasing additional pricing changes and potentially, revisions to previously revised prices, and upon the private payor community adopting the new CPT codes and some level of revised pricing. Accordingly, our revenue recognition estimates could be materially affected in future periods as pricing and payments patterns change and develop, and we may be materially affected by future or retroactive price changes.

License Fees

We have licensed technology for the extraction of RNA and DNA from FFPE tumor specimens from the University of Southern California (“USC’) in exchange for royalty fees on revenue generated by use of this technology. These royalties are calculated as a fixed percentage of revenue that we generate from use of the technology licensed from USC. Total license fees expensed in cost of revenue under the royalty agreement with USC were $56,502 and $104,105 for the three months ended March 31, 2012 and 2013, respectively. We also maintain a non-exclusive license to use Roche Molecular Systems, Inc.’s (“Roche”) polymerase chain reaction (“PCR”), homogenous PCR, and reverse transcription PCR processes. We pay Roche a fixed percentage royalty fee for revenue that we generate through use of this technology. Royalties expensed in cost of revenue under this agreement totaled $63,468 and $90,145 for the three months ended March 31, 2012 and 2013, respectively.

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

Accounts Receivable and Allowance for Doubtful Accounts

We invoice our pharmaceutical clients as specimens are processed and any other contractual obligations are met. Our contracts with pharmaceutical clients typically require payment within 45 days of the date of invoice. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our clients to make required payments. We specifically analyze accounts receivable and historical bad debts, client credit, current economic trends and changes in client payment trends when evaluating the adequacy of the allowance for doubtful accounts. Account balances are charged-off against the allowance when it is probable the receivable will not be recovered. To date, our clients have primarily been large pharmaceutical companies. Bad debts to date have been minimal and there is no allowance for doubtful accounts for our pharmaceutical revenue at December 31, 2012 and March 31, 2013.

We bill Medicare and private payors (“Private Payors”) for ResponseDX® upon completion of the required testing services. As such, we take assignment of benefits and the risk of collection with Medicare and Private Payors. We continue to monitor the collection history for Medicare and Private Payors.  Based on the historical experience for our Medicare and Private Payor accounts, we have determined, based on a detailed analysis, that accounts receivable associated with certain billings are unlikely to be collected. Therefore, we have recorded an allowance for doubtful accounts of $991,990 and $1,048,864 as of December 31, 2012 and March 31, 2013, respectively.

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

Results of Operations

Quarters Ended March 31, 2013 and March 31, 2012

Revenues:   Revenues were $5,624,191 for the quarter ended March 31, 2013, as compared to $3,981,644 for the quarter ended March 31, 2012, an increase of $1,642,547. The increase was primarily due to increases in pharmaceutical revenues of $1,411,851 and ResponseDX® revenue of $230,696. ResponseDX® revenue accounted for 56.6% of total revenue for the quarter ended March 31, 2013 compared to 74.1% for the quarter ended March 31, 2012. The increase in ResponseDx® revenues primarily relates to our continued focus on the restructuring of the sales team during the first quarter of 2013. The increase in pharmaceutical revenues is primarily related to our two most significant pharmaceutical customers that accounted for approximately 40% of our revenue, as compared to one customer accounting for approximately 22% of our revenue for the quarter ended March 31, 2012.

Cost of Revenues:   Cost of revenue for the quarter ended March 31, 2013 was $2,533,722 as compared to $2,700,858 for the quarter ended March 31, 2012, a decrease of $167,136 or 6.2%. This decrease resulted primarily from lower fees to Hitachi of $85,920, personnel costs of $57,447, consulting of $116,230, and shipping of $37,882 offset in part by increases in lab supplies and reagent costs of $81,953 and depreciation of $50,961. Cost of revenues as a percentage of revenues was 45.1% for the quarter ended March 31, 2013, as compared to 67.8% for the quarter ended March 31, 2012.

Research and Development Expenses:   Research and development expenses were $297,200 for the quarter ended March 31, 2013, as compared to $569,955 for the quarter ended March 31, 2012, a decrease of $272,755 or 47.9%. This decrease resulted primarily from a decrease in lab supplies of $186,570, legal fees of $38,963 and depreciation of $28,750. We expect research and development expenses to increase as we continue work to develop additional aspects of our technology, introduce new tests and to study diagnostic indicators for various forms of cancer.

General and Administrative Expenses:  General and administrative expenses were $2,135,186 for the quarter ended March 31, 2013, as compared to $2,358,450 for the quarter ended March 31, 2012, a decrease of $223,264 or 9.5%. This decrease resulted primarily from lower personnel costs of $168,357, consulting fees of $103,652, travel expense of $52,305, and legal fees of $45,529 offset in part by increases in bad debt expense of $212,538 and a reduction of over accrued business licenses and taxes of $108,000 during the quarter ended March 31, 2012 which reduced the 2012 expenses but did not recur in the quarter ended March 31, 2013.

Sales and Marketing Expenses:   Sales and marketing expenses were $1,442,235 for the quarter ended March 31, 2013, as compared to $1,453,807 for the quarter ended March 31, 2012, a decrease of $11,572 or 0.8%. The decrease primarily resulted from lower ResponseDX® promotional, meeting and advertising expenses of $93,538 offset by higher personnel costs of $89,447. We expect that sales and marketing costs will continue to increase sequentially as we expand our sales and marketing team and related activities.

Other Income and Expense:  Other income and expense primarily represents the interest expense we incur on our revolving credit facility with Silicon Valley Bank and other equipment financing arrangements. Interest expense decreased to $19,410 for the three months ended March 31, 2013 compared with $23,177 for the same period in 2012. The decrease primarily relates to lower interest costs associated with certain equipment financing.

Net Income/(Loss):  As a result of the foregoing, our net loss decreased by $2,300,285 to $824,304 for the three months ended March 31, 2013 as compared to a net loss of $3,124,589 for the three months ended March 31, 2012.

Liquidity and Capital Resources

We incurred net losses of $3,124,589 and $824,304 during the three months ended March 31, 2012 and 2013, respectively. Since our inception in September 1999, we have incurred cumulative losses and as of March 31, 2013, we had an accumulated deficit of $58,100,968. We have not yet achieved profitability and anticipate that we will likely incur additional losses for the next year. We cannot provide assurance as to when we will achieve profitability. We expect that our cash and cash equivalents will be used to fund our selling and marketing activities primarily related to our ResponseDX® tests, research and development, and general corporate purposes. As a result, we will need to generate significant revenues to achieve profitability.  Management intends to effectively manage cash flows in 2013 and expects that cash and cash equivalents will be sufficient to meet the Company’s working capital requirements through the next 12 months. Nevertheless, until we can generate and maintain sufficient revenues to finance our cash requirements, which we may never do, we expect to finance additional cash needs primarily through public or private equity offerings, strategic collaborations, our line of credit and other financing opportunities.  We do not know whether additional funding will be available on acceptable terms, if at all.  If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate selling and marketing activities or research and development programs which may have a material adverse effect on the Company.

The Company is a party to a line of credit agreement with Silicon Valley Bank (the “Bank”) entered into on July 14, 2011, as last amended on March 7, 2013. The line of credit is collateralized by the Company’s pharmaceutical and Medicare receivables and the amended maximum amount that can be borrowed from the credit line is $2,000,000. As of March 31, 2013, the amount the Company can draw from the credit line was equal to the lesser of (i) the Company’s calculated borrowing base, which was 80% of certain of the Company’s accounts receivables, or (ii) the amount available under the credit line. As needed from time to time, the Company may draw on this line for use for general corporate purposes. The line of credit is subject to various financial covenants and we may fail to comply with these financial covenants due to, for example, the Company’s calculated borrowing base for a covered period decreasing below a level that the Company is in an over-advance position in which case, the Company will be required to repay any outstanding amounts greater than the calculated borrowing base for such covered period back to the Bank immediately. The Company will be able to draw down on the credit line again with respect to such paid back amount once the Company is in compliance with the borrowing base requirement. As of March 31, 2013, the Company was in compliance with all financial covenants under the credit agreement.

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

Sales of Common Stock

Under the Company’s Articles of Incorporation, the Company has one class of common stock and its holders have no preemptive, subscription, redemption or conversion rights.  As described below and in Note 11 in the notes to Consolidated Financial Statements, the Company sold shares of its common stock during the first and third quarters of 2012.  In connection with certain of these offerings, the Company entered into registration rights agreements with the purchasers of the common shares which give such purchasers certain registration rights.

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

Pursuant to the registration rights agreement, dated March 5, 2010, the Company filed a registration statement with the SEC to register the 3,005,349 shares sold to Lansdowne, Greenway and Paragon for resale, which became effective on May 19, 2010 and which registration statement remained effective as of March 31, 2013.

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

On January 18, 2012, the Company removed the restrictions on 3,658,676 shares purchased by Lansdowne, of which 600,769 related to this offering, and reclassified the shares to common stock from common stock classified outside of equity (deficit). On March 5, 2013, the Company reclassified the remaining shares of common stock from this offering to common stock from common stock classified outside of equity (deficit). Therefore, as of December 31, 2012 and March 31, 2013, a total of $3,092,396 and $0 of common stock was classified outside of stockholders’ equity (deficit), respectively.

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

Pursuant to the registration rights agreements dated February 2, 2012, the Company filed a registration statement with the SEC on April 30, 2012, to register the February Shares for resale. This registration statement became effective on May 17, 2012 and remained effective as of March 31, 2013.

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

As of March 31, 2013, the Company has reclassified all of the February Shares to common stock from common stock classified outside of equity (deficit). Therefore, as of December 31, 2012 and March 31, 2013, a total of $3,183,328 and $0 of common stock was classified outside of stockholders’ equity (deficit), respectively.

September 2012 Private Placement

On September 13, 2012, the Company entered into a purchase agreement (the “Purchase Agreement”) with Glaxo Group Limited, an affiliate of GSK (the “GSK Investor”) and two existing investors, Swiftcurrent Partners, L.P. and Swiftcurrent Offshore, Ltd. (collectively with the GSK Investor, the “September Investors”) for the private placement of an aggregate of 8,000,000 newly-issued shares of the Company’s common stock (the “September Shares”) at a purchase price of $1.10 per share (the “September 2012 Private Placement”). The Company raised gross cash proceeds of $8,800,000 in the September 2012 Private Placement, which closed on September 13, 2012 (the “Closing”).

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

In connection with the September 2012 Private Placement, the Company also entered into a registration rights agreement, dated September 13, 2012 (the “September Registration Rights Agreement”), with the September Investors pursuant to which the Company agreed to file, within 45 days of the Closing, a registration statement with the SEC to register the September Shares for resale, which registration statement was required to become effective within 180 days following the Closing. The Company also granted the September Investors certain “piggyback” registration rights, which are triggered if the Company proposes to file a registration statement for its own account or the account of one or more stockholders until the earlier of the sale of all of the September Shares or the September Shares becoming eligible for sale under Rule 144(b)(1) without restriction.

Under the September Registration Rights Agreement, the Company is obligated to use commercially reasonable efforts to cause a registration statement to become effective and to remain continuously effective and to maintain the listing of the covered common stock on NASDAQ or other exchanges, as defined, for a period that will terminate upon the earlier of (i) the date on which all Registrable Securities covered by such Registration Statement as amended from time to time, have been sold, (ii) the date on which there are no longer any Registrable Securities outstanding or (iii) three years from the date of filing of such Registration Statement (the “ Effectiveness Period ”) and advise each September Investor in writing when the Effectiveness Period has expired. “Registrable Securities” means (i) the September Shares and (ii) shares of capital stock or any other securities issued or issuable with respect to or in exchange for the September Shares; provided, that, a security shall cease to be a Registrable Security with respect to a September Investor upon (A) sale by such September Investor pursuant to a registration statement or Rule 144 under the Securities Act of 1933, or (B) such security becoming eligible for sale by such September Investor without restriction pursuant to Rule 144(b)(1).   In the event the Company fails to satisfy its obligations under the September Registration Rights Agreement, the Company would be in breach of such agreement, in which event, the September Investors would be entitled to pursue all rights and remedies at law or equity including an injunction or other equitable relief. The September Registration Rights Agreement does not provide an explicitly stated or defined penalty due upon a breach.  Because the potential penalty for any breach of these registration rights agreement is not explicitly stated or defined, which prohibits the Company from applying the guidance of ASC 825-20-15, Registration Payment Arrangements , the Company was required to present the investment of approximately $8,800,000 in the Company’s common stock as common stock outside of stockholders’ equity in the accompanying consolidated balance sheet under ASC 480-10-S99-3, Classification and Measurement of Redeemable Securities.

Pursuant to the September Registration Rights Agreement, the Company filed a registration statement with the SEC on October 26, 2012, to register the September Shares for resale. This registration statement became effective on November 13, 2012 and remained effective as of March 31, 2013.

As of December 31, 2012, the Company has removed the restriction on 3,000,000 of the 8,000,000 September Shares and reclassified the shares to common stock from common stock classified outside of stockholders’ equity (deficit). Therefore, as of December 31, 2012 and March 31, 2013, a total of $5,500,000 of common stock relating to the 5,000,000 remaining restricted September Shares was classified outside of stockholders’ equity (deficit) related to this transaction.

Comparison of Cash Flows for the Three Months Ended March 31, 2012 and 2013

As of March 31, 2012, we had $5,670,560 in cash and cash equivalents, working capital of $5,559,932 and an accumulated deficit of $52,644,174. As of March 31, 2013, we had $8,034,310 in cash and cash equivalents, working capital of $10,018,759 and an accumulated deficit of $58,100,968.

Cash flows provided by operating activities

During the three months ended March 31, 2013, the Company used cash flows in operating activities of $880,293 compared to $3,436,408 used in the three months ended March 31, 2012. The decrease in cash used in operating activities of $2,556,115 was due mainly to a reduction in the net loss from $3,124,589 for the quarter ended March 31, 2012 to $824,304 for the quarter ended March 31, 2013. Other items that impacted cash flows from operating activities include increases in accounts receivable, prepaid expenses, accrued expenses, royalties and payroll-related liabilities and decreases in accounts payable and deferred revenue.

The increase in accounts receivable related mainly to increases in Medicare receivables resulting from the recent changes to the molecular codes used for billing. It is anticipated that these Medicare related billings will take longer to collect in the short-term as a result of these recent changes. This increase was partially offset by a decrease in accounts receivable related to pharmaceutical client revenues, as the Company collected several large invoices during the quarter ended March 31, 2013.

Cash flows used in investing activities

Net cash used in investing activities was $273,293 for the three months ended March 31, 2012 and $85,814 for the three months ended March 31, 2013. The reduction in cash used in investing activities was primarily attributable to the purchase of equipment for our laboratory, including an individual machine costing approximately $111,000, during the quarter ended March 31, 2012.

Cash flows used in financing activities

Cash flows from financing activities for the three months ended March 31, 2012 provided net cash of $7,680,478 relating to the sale of common stock. Cash flows from financing activities for the three months ended March 31, 2013 used net cash of $39,208 for scheduled repayment of capital lease obligations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

ITEM 4. Controls and Procedures.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Under the supervision, and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures were effective as of the date of this report.

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

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

The Company is, from time to time, involved in legal proceedings, regulatory actions, claims and litigation arising in the ordinary course of business. These matters are not expected to have a material adverse effect upon the Company’s financial condition.

ITEM 1A. Risk Factors.

Not applicable.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. Other Information.

None.

ITEM 6. Exhibits.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESPONSE GENETICS, INC.

DATE: May 15, 2013	By:	/s/ Thomas A. Bologna
Thomas A. Bologna
Chief Executive Officer (Principal Executive Officer)

DATE: May 15, 2013	By:	/s/ Kevin R. Harris
Kevin R. Harris
Interim Chief Financial Officer (Principal Financial Officer)

