Form 10-Q
period 2013-06-30
RESPONSE GENETICS INC
filed 2013-08-13
CIK 1124608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer,  an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of ☐large accelerated filer,☐ ☐accelerated filer☐ and ☐smaller reporting company☐ in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

On August 9, 2013, there were 32,814,709 shares of common stock, $.01 par value per share, issued and outstanding.

Response Genetics, Inc.

Form 10-Q
Table of Contents

		Page
		Number
Part I.	Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheets — December 31, 2012 and June 30, 2013 (Unaudited)	1

	Unaudited Consolidated Statements of Operations and Comprehensive Loss — Three months and six months ended June 30, 2012 and 2013	2

	Unaudited Consolidated Statements of Cash Flows —Three and six months ended June 30, 2012 and 2013	3

	Notes to Unaudited Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31

Item 4.	Controls and Procedures	31

Part II.	Other Information

Item 1.	Legal Proceedings	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3.	Defaults Upon Senior Securities	32

Item 4.	Mine Safety Disclosures	32

Item 5.	Other Information	32

Item 6.	Exhibits	32

Signatures		33
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

RESPONSE GENETICS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2012	June 30, 2013
		(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$9,041,478	$5,881,961
Accounts receivable, net of allowance for doubtful accounts of $991,990 and $903,961 at December 31, 2012 and June 30, 2013, respectively.	5,373,023	6,449,691
Prepaid expenses and other current assets	576,112	984,033
Total current assets	14,990,613	13,315,685
Property and equipment, net	1,023,198	1,181,470
Intangible assets, net	575,409	572,386
Total assets	$16,589,220	$15,069,541
LIABILITIES, COMMON STOCK CLASSIFED OUTSIDE OF STOCKHOLDERS’ EQUITY (DEFICIT) AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$1,191,122	$705,247
Accrued expenses	343,913	618,574
Accrued royalties	712,776	1,078,296
Accrued payroll and related liabilities	1,382,265	1,969,756
Capital lease obligation, current portion	158,669	208,503
Deferred revenue	483,052	-
Line of credit, current	1,000,000	-
Total current liabilities	5,271,797	4,580,376
Capital lease obligation, net of current portion	83,910	184,155
Line of credit, non-current	-	1,000,000
Total liabilities	5,355,707	5,764,531

Commitments and contingencies (Note 5)

Common stock classified outside of stockholders’ equity (deficit)	11,775,724	5,500,000

Stockholders’ equity (deficit)
Common stock, $0.01 par value; 50,000,000 shares authorized; 32,797,625 and 32,798,459 shares issued and outstanding at December 31, 2012 and June 30, 2013, respectively	232,414	278,041
Additional paid-in capital	56,766,036	63,190,943
Accumulated deficit	(57,276,664)	(59,398,122)
Accumulated other comprehensive loss	(263,997)	(265,852)
Total stockholders’ equity (deficit)	(542,211)	3,805,010
Total liabilities, common stock classified outside of stockholders’ equity (deficit) and stockholders’ equity (deficit)	$16,589,220	$15,069,541

The accompanying notes are an integral part of these consolidated financial statements.

RESPONSE GENETICS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended June 30,		Six Months Ended June 30
	2012	2013	2012	2013
Net revenue	$3,835,006	$5,313,914	$7,816,651	$10,938,105
Cost of revenue	2,426,118	2,707,966	5,126,976	5,241,688
Gross profit	1,408,888	2,605,948	2,689,675	5,696,417
Operating expenses:
Selling and marketing	1,495,321	1,321,760	2,949,128	2,763,995
General and administrative	1,863,380	2,109,268	4,216,488	4,244,433
Research and development	699,791	447,686	1,269,746	744,886
Total operating expenses	4,058,492	3,878,714	8,435,362	7,753,314
Operating loss	(2,649,604)	(1,272,766)	(5,745,687)	(2,056,897)
Other income (expense):
Interest expense	(22,882)	(20,756)	(46,059)	(40,186)
Interest income	8	2	21	45
Other	(57,183)	(3,634)	(62,525)	(24,420)
Net loss	(2,729,661)	(1,297,154)	(5,854,250)	(2,121,458)
Unrealized loss on foreign currency translation	(1,794)	(2)	(2,306)	(1,855)
Comprehensive loss	$(2,731,455)	$(1,297,156)	$(5,856,556)	$(2,123,313)
Net loss per share — basic and diluted	$(0.11)	$(0.04)	$(0.25)	$(0.06)
Weighted-average shares — basic and diluted	23,873,270	32,798,010	23,873,270	32,797,819

The accompanying notes are an integral part of these consolidated financial statements.

RESPONSE GENETICS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2012	2013
Cash flows from operating activities:
Net loss	$(5,854,250)	$(2,121,458)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	230,131	286,854
Share-based compensation	521,384	193,844
Bad debt expense	307,265	818,451
Changes in operating assets and liabilities:
Accounts receivable	(282,761)	(1,895,119)
Prepaid expenses and other current assets	352,307	(374,071)
Accounts payable	(289,001)	(485,875)
Accrued expenses	(852,102)	274,661
Accrued royalties	(250,111)	365,520
Accrued payroll and related liabilities	(236,392)	587,491
Deferred revenue	—	(483,052)
Net cash used in operating activities	(6,353,530)	(2,832,754)
Cash flows from investing activities:
Purchases of property and equipment	(375,163)	(190,957)
Purchases of software	—	(45,846)
Net cash used in investing activities	(375,163)	(236,803)
Cash flows from financing activities:
Net proceeds from issuance of common stock	7,664,965	-
Capital lease payments	(71,999)	(89,071)
Proceeds from exercise of stock options	—	967
Net cash provided by (used in) financing activities	7,592,966	(88,104)
Effect of foreign exchange rates on cash and cash equivalents	(2,306)	(1,856)
Net increase (decrease) in cash and cash equivalents	861,967	(3,159,517)
Cash and cash equivalents:
Beginning of period	1,700,295	9,041,478
End of period	$2,562,262	$5,881,961
Cash paid during the period for:
Interest	$46,059	$40,186
Supplemental disclosure of non-cash financing activities
Equipment acquired under capital leases	$-	$239,150

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

Since its inception, the Company has devoted substantial effort in developing its products and has incurred losses and negative cash flows from operations. At June 30, 2013, the Company had an accumulated deficit of $59,398,122. The Company anticipates continued losses and negative cash flows as it funds its selling and marketing activities and research and development programs.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the fiscal year. The balances as of December 31, 2012 were derived from our audited financial statements as of December 31, 2012. The financial statements should be read in conjunction with the Company’s audited December 31, 2011 and 2012 consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and 2012 previously filed with the SEC on March 27, 2013, as amended by the 10-K/A filed with the SEC on April 29, 2013.

2. Summary of Significant Accounting Policies

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Response Genetics, Ltd., a Scottish corporation (the “Subsidiary”), which was incorporated in November 2006. The Subsidiary had no employees or active operations in 2012 or to date in 2013. All significant intercompany transactions and balances have been eliminated in consolidation.

Reclassification

Certain reclassifications have been made to prior period amounts to conform to current period presentation. These reclassifications did not have an impact on the Company’s financial condition as of December 31, 2012 or at June 30, 2013.

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

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (continued)

Accounts Receivable

Pharmaceutical Accounts Receivable

The Company invoices its clients as specimens are processed and any other contractual obligations are met. The Company’s contracts with clients typically require payment within 45 days of the date of invoice. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its clients to make required payments. The Company specifically analyzes accounts receivable and historical bad debts, client credit, current economic trends and changes in client payment trends when evaluating the adequacy of the allowance for doubtful accounts. Account balances are charged against the allowance when it is probable the receivable will not be recovered. To date, the Company’s pharmaceutical customers have primarily been large pharmaceutical companies. As a result, bad debts from pharmaceutical accounts receivable to date have been minimal. Pharmaceutical company accounts receivable as of December 31, 2012 and June 30, 2013 were $2,549,665 and $2,360,808, respectively. There were no allowances for doubtful accounts recorded against these pharmaceutical accounts receivable at December 31, 2012 and June 30, 2013.

ResponseDX® Accounts Receivable

ResponseDX® accounts receivable are recorded from two primary payors: (1) Medicare and (2) third party payors such as commercial insurance and private payors or self-paying payors (“Private Payors”). ResponseDX® accounts receivable are recorded at established billing rates less an estimated billing adjustment, based on reporting models utilizing historical cash collection percentages and updated for current effective reimbursement factors. Management performs ongoing valuations of accounts receivable balances based on management’s evaluation of historical collection experience and industry trends. Based on the historical experience for our Medicare and Private Payor accounts, management has determined, based on a detailed analysis, that accounts receivable associated with certain billings are unlikely to be collected. Therefore, the Company has recorded an allowance for doubtful accounts of $991,990 and $903,961 as of December 31, 2012 and June 30, 2013, respectively. The Company’s bad debt expense for the three months ended June 30, 2012 and 2013 was $51,340 and $349,984, respectively, and for the six months ended June 30, 2012 and 2013 was $307,265 and $818,451, respectively.

ResponseDX® accounts receivable as of December 31, 2012 and June 30, 2013, consisted of the following:

	December 31, 2012	June 30, 2013
		(Unaudited)
Net Medicare receivable	$890,936	$1,930,801
Net Private Payor receivable	2,924,412	3,062,043
	3,815,348	4,992,844
Allowance for doubtful accounts	(991,990)	(903,961)
Total	$2,823,358	$4,088,883

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

In March 2012, the Company entered into a non-exclusive license agreement with GlaxoSmithKline, LLC, which calls for payments to be made to the Company when certain events specified in the agreement occur, specifically GlaxoSmithKline, LLC submitting an application to use the license to the FDA, the FDA approving the application, and issuance of certain patent applications to the Company. The Company has no further obligations related to these events and therefore records the amount due into revenue at the time the event occurs. The Company incurs no additional cost related to these revenues at the time these events occur.

On occasion, the Company may enter into a contract that requires the client to provide an advance payment for specimens that will be processed at a later date. In these cases, the Company records this advance as deferred revenue and recognizes the revenue as the specimens are processed or at the end of the contract period, as appropriate.

The Company recorded revenue from pharmaceutical clients for the three months ended June 30, 2012 and 2013 of $1,000,821 and $2,207,837, respectively and for the six months ended June 30, 2012 and 2013 of $2,030,663 and $4,649,531, respectively.

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

The following details ResponseDX® revenue for the periods indicated:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	(Unaudited)		(Unaudited)
	2012	2013	2012	2013

Net Medicare revenue	$1,306,989	$1,078,473	$2,767,307	$2,422,688

Net Private Payor revenue	1,526,684	2,027,604	3,012,327	3,865,886

Other	512	-	6,353	-

Net ResponseDX® revenue	$2,834,185	$3,106,077	$5,785,987	$6,288,574

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

Medicare reimbursement rates are subject to regulatory changes and government funding restrictions. In January 2013, the initial 2013 annual Medicare fee schedule update was announced which included proposed changes to Medicare reimbursement rates that significantly reduced the reimbursement rates for certain of the testing services we provide. The Company is participating with other impacted organizations to provide guidance to the local Medicare Administrative Contractor (“MAC”) that may result in adjustments to the proposed reimbursement rates to better reflect the value of the services being performed. As a result of this guidance, the local MAC updated certain pricing on or about April 3, 2013 which reflected an increase in many of the tests originally priced in January 2013. It is uncertain if continued guidance provided to Medicare and the local MAC by impacted organizations will result in additional fee increases during 2013. If, however, the current level of reduction in reimbursement rates is adopted as is, it may have a material adverse effect on the Company's operations.

As a result of these Current Procedural Terminology (“CPT”) code changes and Medicare price changes, we have experienced a departure from our normal reimbursement patterns with Medicare and other payors. Specifically, we have experienced delays in certain reimbursements for services and an increase in initial denials of claims for certain services provided. Accordingly, we revaluated the assumptions employed in our model for estimating revenue to be recognized for ResponseDX® testing. We view the code and price changes described above as affecting only the assumptions we used in pricing our services. The nature of the testing we provide, the evidence we gather to establish the creditworthiness of our payors and the delivery method of our services have not changed from prior periods, and there are no indicators that these assumptions require change.

We performed an analysis that considered our historical patterns of revenue by payor in conjunction with the fluctuations we experienced in the three and six months ended June 30, 2013 to arrive at the revenue recorded for the quarter. We believe that the changes in CPT codes and pricing that are causing confusion and erratic payment experience in the payor community will take some time to resolve. The time needed for resolution will depend upon the local MAC releasing additional pricing changes and potentially, revisions to previously revised prices, and upon the private payor community adopting the new CPT codes and some level of revised pricing. Accordingly, our revenue recognition estimates could be materially affected in future periods as pricing and payments patterns change and develop, and we may be materially affected by future or retroactive price changes.

On July 8, 2013, the Centers for Medicare and Medicaid Services (“CMS”) released a new proposed rulemaking entitled “Medicare Program; Revisions to Payment Policies under the Physician Fee Schedule, Clinical Laboratory Fee Schedule & Other Revisions to Part B for CY 2014”. This proposed rule contains a number of provisions that may adversely impact the level of reimbursement for a variety of tests for which the Company receives reimbursement from the Medicare program beginning in 2014. Among other things, CMS has proposed examining approximately 1,200 laboratory tests that appear on the Clinical Lab Fee Schedule (CLFS) over a period of five years to determine whether advances in technology may have reduced the cost of providing such tests and whether or not the level of reimbursement should be revised. The Company is currently performing molecular testing which is reimbursed using CPT codes that fall on the CLFS. CMS has also proposed changing the methodology used to determine reimbursement rates for the technical component of certain tests reimbursed off of the Physician Fee Schedule (PFS). Among other provisions, CMS has proposed limiting the Relative Value Units (RVUs) ascribed to the Practice Expense component of their reimbursement formula for tests performed in “Non-Facilities” (which would include most clinical laboratories like the Company’s) to the RVUs that have been ascribed for the same procedures under the Hospital Outpatient Prospective Payment System, or the Ambulatory Payment Classification (APC) system which are used to reimburse “Facilities” (such as hospitals and ambulatory surgery centers). The Company currently performs FISH testing, which may be impacted by this PFS rule change if it is enacted. CMS has not yet proposed any specific rates for CY 2014 and the Company is examining the potential impact that this type of rule change may have on its operations. The final CLFS and PFS for CY 2014 are not expected to be issued until November 2013, and it is likely we will not know the rates for 2014 until that time. Although we are unable to quantify the impacts of the proposed rules at this time, if they are enacted without any changes, it will likely have a material adverse impact on the Company.

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

License Fees

The Company licenses technology for the extraction of RNA and DNA from FFPE tumor specimens from the University of Southern California (“USC”) in exchange for royalty fees on revenue generated by use of the technology. These royalties are calculated as a fixed percentage of revenue that we generate from use of the technology licensed from USC. Total license fees expensed in cost of revenue under the license agreement with USC were $75,938 and $86,908 for the three months ended June 30, 2012 and 2013, respectively, and were $132,440 and $191,014 for the six months ended June 30, 2012 and 2013, respectively. We also maintain a non-exclusive license to use Roche Molecular Systems, Inc.’s (“Roche”) PCR, homogenous PCR, and reverse transcription PCR processes. We pay Roche a fixed percentage royalty fee for revenue that we generate through use of this technology. Royalties expensed in cost of revenue under the Roche agreement totaled $80,418 and $84,362 for the three months ended June 30, 2012 and 2013, respectively, and totaled $143,887 and $174,507 for the six months ended June 30, 2012 and 2013, respectively.

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

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies - (continued)

Research and Development

The Company expenses costs associated with research and development activities as incurred. Research and development (“R&D”) costs are expensed as incurred and classified as research and development costs. Certain costs such as lab supplies and reagents that cannot be specifically identified are allocated based on the number of samples processed in total by the lab and R&D departments in total. Research and development costs include employee costs (salaries, payroll taxes, benefits, and travel), equipment depreciation and warranties and maintenance, laboratory supplies, primers and probes, reagents, patent costs and occupancy costs.

Line of Credit

On July 14, 2011, the Company entered into a line of credit agreement with Silicon Valley Bank (the “Bank”). The agreement has been amended most recently on March 7, 2013. The line of credit is collateralized by the Company’s pharmaceutical and Medicare receivables. The amended maximum amount that can be borrowed from the credit line is $2,000,000. As of June 30, 2013, the amount the Company can draw from the loan was equal to the lesser of (i) the Company’s calculated borrowing base, which was 80% of certain of the Company’s accounts receivable, or (ii) the amount available under the credit line. Prior to the line of credit’s first amendment on December 14, 2011, the Bank issued letters of credit up to a maximum amount of $500,000. Any issued letters of credit reduced the amount available to borrow under the line of credit on a dollar for dollar basis. As of June 30, 2013, the interest fees associated with this line of credit were set at the prime rate plus 1%. For the three and six months ended June 30, 2013, the rate being charged to the Company was 5%. As needed from time to time, the Company may draw on this line of credit for use for general corporate purposes. As of December 31, 2012 and June 30, 2013, the Company has drawn $1,000,000 against the line of credit and no letters of credit were outstanding. The line of credit is subject to various financial covenants and, as of June 30, 2013, the Company was in compliance with these covenants. However, prior to the most recent amendment on March 7, 2013, the Company was not in compliance with certain covenants. The September 28, 2012 amendment provided forbearance for the failure to comply with these certain covenants through November 30, 2012, and modified the covenants to include a requirement that the Company maintain account balances at the Bank totaling a minimum of $4,000,000 during the covered forbearance period. The December 6, 2012 amendment to the agreement extended the forbearance for the failure to comply with these certain covenants and the requirement for the Company to maintain account balances at the Bank totaling a minimum of $4,000,000 through December 31, 2012. In addition, pursuant to the March 7, 2013 amendment, the Bank waived the Company's existing breach of financial covenants under the credit agreement and the parties restructured the line of credit to provide that, among other things: (i) the revolving line of credit's maturity date was extended to March 7, 2015, (ii) the fee for the unused portion of the revolving line of credit was reduced from 0.375% to 0.250% per annum of the average unused portion of the revolving line of credit, (iii) the Company must continue to meet certain reporting requirements including providing financial statements and a certificate of compliance with the terms and conditions of the credit agreement by an authorized officer to the Bank within 45 days of the last day of each calendar quarter, provided that if the Company has less than $4,000,000 in its account at the Bank at any time during such calendar quarter, the Company must provide the financial statements and the certificate of compliance within 30 days of the end of such calendar quarter and providing a monthly report on revenues realized from private payors, (iv) the financial covenants were amended and restated to require the Company to maintain a ratio of quick assets to current liabilities of 1:50 to 1:00 and meet certain specified minimum adjusted earnings before interest, taxes, depreciation and amortization requirements as defined in the amendment and measured on a monthly basis and (v) the Bank is granted certain additional inspection of books, records and collateral rights.

As of December 31, 2012, the line of credit under the credit agreement was classified as a current liability of the Company on the accompanying balance sheet as the line of credit had a maturity date less than one year from December 31, 2012. As of June 30, 2013, the maturity date of the line of credit has been extended to March 7, 2015 and therefore the line of credit is classified as a non-current liability.

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

ASC 740, Income Taxes, clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. As of December 31, 2012 and June 30, 2013, the Company does not have a liability for unrecognized tax benefits. The Company recognizes interest and penalties associated with tax matters as part of the income tax provision and includes accrued interest and penalties with the related tax liability in the balance sheet. For the periods ended June 30, 2012 and 2013, a nominal amount of interest and penalties were recorded in the Consolidated Statement of Operations.

Stock-Based Compensation

Stock-based compensation expense for all stock-based compensation awards granted is based on the grant-date fair value estimated in accordance with accounting guidance. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting period. As further described in Note 7, certain awards granted to Thomas Bologna, the Company’s Chairman and Chief Executive Officer, were recognized based on an accelerated vesting basis triggered by market conditions rather than a straight-line basis.

The Company accounts for equity instruments issued to non-employees at fair value using the Black-Scholes option-pricing model and recognized pursuant to a performance model.

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

Long-lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates potential impairment by comparing the carrying amount of the asset with the estimated undiscounted future cash flows associated with the use of the asset and its eventual disposition. Should the review indicate that the assets cost is not recoverable, the carrying value of the asset would be reduced to its fair value, which is measured by future discounted cash flows. No impairment charges were recorded during the three and six months ended June 30, 2012 and 2013.

Foreign Currency Translation

The financial position and results of operations of the Company’s foreign subsidiary are determined using local currency as the functional currency. Assets and liabilities of these operations are translated at the exchange rate in effect at each period-end. Revenues and expenses are translated at the average rate of exchange prevailing during the period. Translation adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive loss in stockholders’ equity (deficit).

Comprehensive Loss

The components of comprehensive loss are accumulated net loss and foreign currency translation adjustments for the three and six months ended June 30, 2012 and 2013.

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

Advertising Costs

The Company markets its services through its advertising activities in trade publications and on the internet. Advertising costs are included in selling and marketing expenses on the statements of operations and are expensed as incurred. Advertising costs for the three months ended June 30, 2012 and 2013 were $4,090 and $3,324, respectively, and for the six months ended June 30, 2012 and 2013 were $12,971 and $3,324, respectively.

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies - (continued)

Concentration of Credit Risk and Clients and Limited Suppliers

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has never experienced any losses related to these balances. All of the Company’s non-interest bearing cash balances were fully insured at December 31, 2012 due to a temporary federal program in effect from December 31, 2011 through December 31, 2012. Under this temporary program, there was no limit to the amount of insurance for eligible accounts. Beginning on January 1, 2013, federal insurance coverage reverted to $250,000 per depositor at each financial institution, and the Company’s non-interest bearing cash balances again exceeded federally insured limits. There were no funds in interest-bearing accounts that exceeded the federally insured limits as of June 30, 2013. At June 30, 2013, $6,972 of cash was held outside of the United States.

Revenue sources that account for greater than 10 percent of total revenue are provided below.

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2013		2012		2013
	(Unaudited)				(Unaudited)
	Revenue	Percent of Total Revenue	Revenue	Percent of Total Revenue	Revenue	Percent of Total Revenue	Revenue	Percent of Total Revenue

GlaxoSmithKline, LLC and GlaxoSmithKline Biologicals S.A.	$235,917	6%	$1,679,175	32%	$955,004	12%	$3,035,559	28%
Medicare, net of contractual allowances	$1,306,989	34%	$1,078,473	20%	$2,767,307	35%	$2,422,688	22%

Customers that account for greater than 10 percent of gross accounts receivable are provided below.

	As of December 31, 2012		As of June 30, 2013
			(Unaudited)
	Receivable Balance	Percent of Total Receivables	Receivable Balance	Percent of Total Receivables

GlaxoSmithKline, LLC and GlaxoSmithKline Biologicals S.A.	$1,691,144	27%	$1,721,048	23%
Medicare, net of contractual allowances	$890,936	14%	$1,930,801	26%

Many of the supplies and reagents used in the Company’s testing process are procured from a limited number of suppliers. Any supply interruption or an increase in demand beyond the suppliers’ capabilities could have an adverse impact on the Company’s business. Management believes it can identify alternative sources, if necessary, but it is possible such sources may not be identified in sufficient time to avoid an adverse impact on its business. Refer also to Note 6 for further discussion regarding these supply agreements. The Company made approximately 69% of its reagent purchases from two suppliers during the three months ended June 30, 2012 and made approximately 93% of its reagent purchases from four suppliers during the three months ended June 30, 2013.  The Company made approximately 69% of its reagent purchases from two suppliers during the six months ended June 30, 2012 and made approximately 92% of its reagent purchases from four suppliers during the six months ended June 30, 2013.

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3. Property and Equipment and Intangible Assets

Property and equipment and intangible assets consist of the following:

	December 31, 2012	June 30, 2013
		(Unaudited)
Laboratory equipment	$3,315,812	$3,641,230
Furniture and equipment	660,626	698,488
Leasehold improvements	305,059	330,536
	4,281,497	4,670,254
Less: Accumulated depreciation	(3,258,299)	(3,488,784)
Total property and equipment, net	$1,023,198	$1,181,470
Purchased software	$562,699	$616,045
Internally developed software	108,362	108,362
	671,061	724,407
Less: Accumulated amortization	(95,652)	(152,021)
Total intangible assets, net	$575,409	$572,386

Intangible assets are carried at the cost to obtain them. Purchased software and internally developed intangible assets are amortized using the straight-line method over the estimated useful life of five years. Depreciation expense, included in cost of revenue, general and administrative expenses, and research and development expenses for the three months ended June 30, 2012 and 2013 was $120,957 and $149,455, respectively, and for the six months ended June 30, 2012 and 2013 was $230,131 and $286,854, respectively.

At June 30, 2013, the Company had committed to purchase laboratory equipment, software and related maintenance agreements totaling $360,000, and the Company anticipates using this equipment starting in the third quarter of 2013. During June 2013, the Company signed two financing agreements for $239,150 in aggregate and accounted for both of these financings as capital leases. In July 2013, the Company entered into a third financing agreement for the remaining $125,850 and accounted for this agreement as an operating lease. The future financial commitments under the three financing agreements are included in these notes to the financial statements in the discussions of capital lease commitments and operating lease commitments. The Company recorded the cost of the purchased items in the balance sheet at June 30, 2013 as $33,850 in prepaid expenses, $197,800 in laboratory equipment, and $7,500 in purchased software.

Capital Lease

The Company leases certain equipment that is recorded as capital leases. This equipment is included in property and equipment on the accompanying balance sheet as of June 30, 2013, as follows:

(Unaudited)
Equipment purchased under capital leases	$690,384
Less: Accumulated amortization	(304,519)
Equipment purchased under capital leases, net	$385,865

Future minimum lease payments under capital leases as of June 30, 2013, are as follows:

Years ending December 31,	(Unaudited)
2013	$136,389
2014	188,428
2015	101,309
2016	50,654
Total minimum lease payments	476,780
Less amount representing interest	(84,122)
Less current portion	(208,503)
Capital lease obligation, net of current portion	$184,155

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4. Loss Per Share

The Company calculates basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock and dilutive common stock equivalents then outstanding. Common stock equivalents consist of shares of common stock issuable upon the exercise of stock options and warrants.

The following table sets forth the computation for basic and diluted loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
	( Unaudited )		( Unaudited )

Numerator:
Net loss	$(2,729,661)	$(1,297,154)	$(5,854,250)	$(2,121,458)
Numerator for basic and diluted earnings per share	$(2,729,661)	$(1,297,154)	$(5,854,250)	$(2,121,458)
Denominator:
Denominator for basic and diluted earnings per share — weighted-average shares	23,873,270	32,798,010	23,873,270	32,797,819
Basic and diluted loss per share	$(0.11)	$(0.04)	$(0.25)	$(0.06)

Outstanding stock options to purchase 2,492,160 and 2,465,390 shares of Common Stock of the Company for the periods ended June 30, 2012 and 2013, respectively, were excluded from the calculation of diluted loss per share as their effect would have been antidilutive. Also excluded from the calculation were 270,000 unvested shares of restricted common stock for both of the periods ended June 30, 2012 and 2013.

5. Commitments and Contingencies

Operating Leases

The Company occupies 20,753 square feet of office and laboratory space in Los Angeles, California. The Company’s operating lease for these premises expired on June 30, 2013. The Company is currently in negotiations to amend and extend this lease. However, there can be no assurance that the Company will be able to amend and extend the lease on terms acceptable to the Company. The Company also leased 1,460 square feet of space in Frederick, Maryland, where administrative functions were performed until July 31, 2012. The Company moved the administrative functions performed out of this office primarily to its Los Angeles facilities and closed the Maryland office on July 31, 2012. The lease for the Maryland office expired on January 31, 2013.

Rent expense, which is classified in cost of revenue, general and administrative, and research and development expenses was $171,034 and $163,578 for the three months ended June 30, 2012 and 2013, respectively, and was $352,368 and $324,368 for the six months ended June 30, 2012 and 2013, respectively.

Future minimum lease payments by year and in the aggregate, under the Company’s noncancelable operating leases for facilities, equipment and software as a service, consist of the following at June 30, 2013:

Years Ending December 31,	Unaudited
2013	$169,078
2014	140,156
2015	140,156
2016	35,807
Total	$485,197

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5. Commitments and Contingencies – (continued)

Guarantees

The Company enters into indemnification provisions under its agreements with other counterparties in its ordinary course of business, typically with business partners, clients and landlords. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities. These indemnification provisions generally survive termination of the underlying agreement. The Company reviews its exposure under these agreements no less than annually, or more frequently when events require. The Company believes the estimated fair value of these agreements is minimal as, historically, no payments have been made by the Company under these indemnification obligations. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2012 and June 30, 2013.

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

In consideration for this license, the Company agreed to pay USC royalties based on a percentage of net sales of products or services that make use of RGI-1 and related technology and to meet a certain minimum in royalty payments. Royalty expense relating to this agreement amounted to $75,938 and $86,908 for the three months ended June 30, 2012 and 2013, respectively, and $132,440 and $191,014 for the six months ended June 30, 2012 and 2013, respectively. Such expense is included in cost of revenue in the accompanying consolidated statements of operations and comprehensive loss.

License Agreement with Roche Molecular Systems (“Roche”)

In November 2004, the Company entered into a non-exclusive license to use Roche’s technology including specified nucleic acid amplification processes (“PCR Processes”) to perform certain human invitro clinical laboratory services. In consideration for this license, the Company is obligated to pay royalties to Roche, based on a percentage of net sales of products or services that make use of the PCR Processes. Royalty expense included in cost of revenue relating to this agreement amounted to $80,418 and $84,362 for the three months ended June 30, 2012 and 2013, respectively and $143,887 and $174,507 for the six months ended June 30, 2012 and 2013, respectively.

In November 2004, the Company also entered into an agreement with Roche, pursuant to which the Company is collaborating with Roche to produce commercially viable assays used in the validation of genetic markers for pharmaceutical companies. Specifically, the Company has licensed the rights to Roche to use the pre-diagnostic assays the Company develops in the course of using its RNA-extraction technologies to provide testing services to pharmaceutical companies and to produce diagnostic kits that then can be sold commercially to those pharmaceutical companies. Roche is required to pay the Company royalties of a certain percentage of net sales of such diagnostic kits sold to pharmaceutical companies. As of June 30, 2103, Roche is not using or marketing any  products that use these technologies and as such has no royalty payment obligations to the Company pursuant to this agreement.

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

On July 16, 2013, the Company and Taiho amended and extended the agreement through December 31, 2013.  The amended agreement was made effective as of January 1, 2013 and governs all testing services the Company provided to Taiho since January 1, 2013. Under the amended agreement, the Company will receive a minimum aggregate of $955,000 for testing services provided to Taiho in Japan on a non-exclusive basis from January 1 to December 31, 2013. Revenue recognized under this agreement for the three months ended June 30, 2012 and 2013 was $292,675 and $306,260 respectively, and for the six months ended June 30, 2012 and 2013 was $536,800 and $340,180 respectively.

Services Agreement with GlaxoSmithKline, LLC formerly known as SmithKline Beecham Corporation (d.b.a. GlaxoSmithKline or “GSK”)

In January 2006, the Company entered into a master services agreement with GSK, a leading pharmaceutical manufacturer, pursuant to which the Company provides services in connection with profiling the expression of various genes from a range of human cancers. Under the agreement, the Company provides GSK with testing services as described in individual protocols and GSK pays the Company for such services based on the pricing schedule established for each particular protocol. GSK was obligated to make minimum annual payments to the Company under the agreement and also was obligated to make a non-refundable upfront payment to the Company, to be credited against work undertaken pursuant to the agreement. In January 2006, the Company received an upfront payment of $2,000,000, which was initially recorded as deferred revenue and subsequently recognized as revenue in prior periods.

In December 2008, the Company amended and restated its master services agreement with GSK and extended the term of the agreement for a two-year period, with the option for the parties to extend the agreement for additional one-year periods at the end of the term, upon their mutual written agreement. In addition, the Company became a preferred provider to GSK and its affiliates of genetic testing services on a fee-for-service basis and, in anticipation of the services to be provided, GSK agreed to make a non-refundable upfront payment of approximately $1,300,000, which was received in January 2010. There was no remaining deferred revenue balance associated with this agreement for the periods ended December 31, 2012 or June 30, 2013.

The Company recognized revenue of $145,100 and $2,814 relating to the GSK agreement for the three months ended June 30, 2012 and 2013, respectively, and $222,577 and $2,814 relating to the GSK agreement for the six months ended June 30, 2012 and 2013, respectively.

Non-Exclusive License Agreement with GSK

In March 2010, the Company entered into a non-exclusive license agreement with GSK. Under the agreement, the Company granted GSK a non-exclusive, sublicenseable license to its proprietary PCR analysis technology and diagnostic expertise to assess BRAF gene mutations in human tumor samples. As part of the agreement, the Company received a non-refundable technology access fee in consideration for the transfer of the Company’s technology to GSK. The agreement also contains milestone provisions which would allow the Company to earn further payments from GSK. In May 2013, the Company earned and recorded as revenue a second milestone payment under the agreement of $500,000.

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

The Company recognized revenue of $90,817 and $1,176,361 relating to the services performed for GSK Bio for the three months ended June 30, 2012 and 2013, respectively, and $732,428 and $2,532,745 for the six months ended June 30, 2012 and 2013, respectively.

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

The collaboration agreement had an initial term expiring on June 30, 2010, with an automatic renewal for one year at the end of the original period under the same terms and conditions. Pursuant to the agreement, Hitachi performed certain testing services and received a percentage of the revenue collected from the Company's clients in the Territory, which totaled $149,175 and $0 for the three months ended June 30, 2012 and 2013, respectively, and $235,095 and $0 for the six months ended June 30, 2012 and 2013, respectively. These amounts were recorded as cost of revenue in the consolidated statement of operations and comprehensive loss. Due to the closing of Hitachi’s applicable facility in the Territory, the Company and Hitachi agreed to terminate this agreement effective September 30, 2012.

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7. Stock Option Plans

In March 2000, the Company adopted a Stock Option Plan (the “2000 Stock Plan”) as approved by its Board of Directors. Under the 2000 Stock Plan, the Company granted options to acquire up to 1,600,000 shares of common stock. In connection with the adoption of the 2006 Employee, Director and Consultant Stock Plan, as further discussed below, the Company is to grant no additional options under the 2000 Stock Plan. Under the 2000 Stock Plan, there were no options to purchase shares of the Company’s common stock that remained outstanding as of June 30, 2013. Prior to March 2007, the Company also granted options to purchase 16,000 shares of common stock to two consultants which were granted under separate agreements outside of the 2000 Stock Plan.

On October 26, 2006, the Board of Directors of the Company approved, and on May 1, 2007, reapproved the adoption of the 2006 Employee, Director and Consultant Stock Plan (the “2006 Stock Plan”). The stockholders approved the 2006 Stock Plan on June 1, 2007. The initial number of shares which may be issued from time to time pursuant to the 2006 Stock Plan was 2,160,000 shares of common stock. Also, the 2006 Stock Plan includes the number of shares subject to purchase under options issued under the 2000 Stock Plan, where the options expired on or after October 18, 2006, subject to a maximum of 210,000 additional options. In addition, on the first day of each fiscal year of the Company during the period beginning in fiscal year 2008 and ending on the second day of fiscal year 2017, the number of shares that may be issued from time to time pursuant to the 2006 Stock Plan is increased by the lesser of (i) 200,000 shares or equivalent, after determination of the effect of any stock split, stock dividend, combination or similar transactions as set forth in the 2006 Stock Plan, (ii) 5% of the number of outstanding shares of common stock of the Company on such date or (iii) an amount determined by the Board of Directors of the Company. The initial number of shares available for issuance of 2,160,000 increased by 210,000 for options issued under the 2000 Stock Plan expiring after October 2006 and by 200,000 in 2008, 2009, 2010, 2011, 2012 and 2013, resulting in the total number of shares that may be issued as of January 1, 2013 to be 3,570,000. As of June 30, 2013, there were 2,004,610 options available for grant under the 2006 Stock Plan.

Employee options vest according to the terms of the specific grant and expire 10 years from the date of grant. Non-employee option grants to date typically vest over a 2 to 3 year period. The Company had 1,565,390 options outstanding at a weighted average exercise price of $2.09 at June 30, 2013. There were 792,252 non-vested stock options outstanding with a weighted average grant date fair value of $1.39 at June 30, 2013. As of June 30, 2013, there was $613,208 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2006 Stock Plan. That cost is expected to be recognized over a weighted-average period of 3.19 years.

Except for the certain grants of restricted common stock and common stock options containing market conditions as described below, the Company estimated share-based compensation expense for the three months ended June 30, 2012 and 2013 using the Black-Scholes model with the following weighted average assumptions:

	Three Months Ended June 30,
	2012	2013
	(Unaudited)	(Unaudited)
Risk free interest rate	0.88%	0.90-1.40%
Expected dividend yield	—	—
Expected volatility	71.86%	102.16-102.99%
Expected term **(in years)	6.25	6.25
Forfeiture rate	7.0%	7.0%

** Expected term is calculated using SAB 107, Simplified Formula. Management has concluded that the use of the simplified method for calculating the expected term of its common stock option grants is appropriate given the Company’s lack of history of option exercises.

The following table summarizes the stock option activity for the 2006 Plan for the six months ended June 30, 2013:

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2012	1,749,310	$2.12	8.32	$151,919
Granted (Unaudited)	255,000	$1.38	9.81	—
Exercised (Unaudited)	(834)	$—	—	—
Expired (Unaudited)	(135,135)	2.75	6.68	11,166
Forfeited (Unaudited)	(302,951)	$1.39	—	66,495
Outstanding, June 30, 2013 (Unaudited)	1,565,390	$2.09	8.04	$134,268
Exercisable, June 30, 2013 (Unaudited)	773,138	$2.81	6.87	$61,477

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2012 and 2013 was $1.47 and $1.38, respectively.

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7. Stock Option Plans – (continued)

The following table provides additional information regarding options outstanding under the 2006 Plan as of June 30, 2013 (Unaudited):

	Options Outstanding		Options Exercisable
Exercise Price	Number of Options	WA Remaining Contractual Term	Number of Options	WA Remaining Contractual Term
$1.00 to 1.99	1,169,390	8.81	389,699	8.02
2.00 to 2.99	178,500	7.45	165,939	7.49
3.00 to 3.99	71,000	5.07	71,000	5.08
4.00 to 4.99	11,500	4.15	11,500	4.15
7.00	135,000	3.94	135,000	3.94
	1,565,390	8.04	773,138	6.87

Stock-based compensation expense was classified as follows in the results of operation:

	Three Months Ended June 30,		Six Months Ended June 30,
	( Unaudited )		( Unaudited )
	2012	2013	2012	2013
Cost of revenue	$17,547	$14,898	$34,237	$28,384
Research and development	9,943	8,916	12,423	18,758
Sales and marketing	13,693	(4,427)	28,060	12,973
General and administrative	155,193	69,134	446,664	133,729
Totals	$196,376	$88,521	$521,384	$193,844

Thomas Bologna was appointed Chief Executive Officer of the Company on December 21, 2011 and in connection with his appointment, Mr. Bologna was awarded stock options outside of the 2006 Stock Plan. Pursuant to the employment agreement between the Company and Mr. Bologna, dated December 21, 2011, and in reliance on NASDAQ Listing Rule 5636(c), the Company granted Mr. Bologna (i) a stock option to purchase 600,000 shares of the Company’s common stock, which vests monthly over 36 months from the date of grant, subject to his continued employment with the Company, (ii) a stock option to purchase 300,000 shares of the Company’s common stock, which vests in two equal installments on the first day of the 18th and 36th calendar months from the date of grant, subject to his continued employment with the Company, or if earlier, the date on which the 30-day trailing average closing price of the Company’s common stock equals or exceeds $1.80, and (iii) 270,000 shares of restricted common stock of the Company, which vest on the date on which the 30-day trailing average closing price of the Company’s common stock equals or exceeds $2.40. The exercise price of the stock options is $1.20 per share, the closing price of the Company’s common stock on the day prior to the date of grant. The expense recognized in connection with these grants was $103,332 and $44,531 for the three months ended June 30, 2012 and 2013, respectively, and was $335,665 and $89,061 for the six months ended June 30, 2012 and 2013, respectively. These expense amounts are included in the above table.

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

The following table summarizes these awards to Mr. Bologna:

Type	Grant Date	Number of Awards	Intrinsic Value as of June 30, 2013	Exercise Price	Options Exercisable	Remaining Contractual Term
Restricted Shares of Common Stock	12/21/2011	270,000	$86,400	$—	—	8.5
Options	12/21/2011	600,000	$192,000	$1.20	300,000	8.5
Options	12/21/2011	300,000	$96,000	$1.20	300,000	8.5

During the first quarter of 2012, Mr. Bologna’s stock award of 300,000 shares met the conditions for vesting in that the 30-day trailing average closing price of the Company’s common stock exceeded $1.80. The Company recognized expense of $129,000 for the vesting of this tranche of options for Mr. Bologna’s stock awards during the quarter ended March 31, 2012. As of June 30, 2013, the accelerated vesting conditions for the 600,000 share stock option grant and the 270,000 restricted shares of common stock had not been met.

8. Common Stock Warrants

The Company issues warrants to purchase common shares of the Company either as compensation for services or as additional incentive for investors who may purchase common stock. The value of warrants issued for compensation is accounted for as a non-cash expense to the Company at the fair value of the warrants issued.

In June 2007, in conjunction with the initial public offering, the Company issued 100,000 warrants to purchase 100,000 shares of its common stock at an exercise price of $7.70 to the underwriters as part of the initial public offering which expired in June 2012. There were no warrants granted during the three and six months ended June 30, 2012 and 2013.

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

10. Segment Information

The Company operates in a single reporting segment, with an operating facility in the United States.

The following enterprise wide disclosure was prepared on a basis consistent with the preparation of the consolidated financial statements.

The following tables contain certain financial information by geographic area:

	Three Months Ended June 30,		Six Months Ended June 30,
Net Revenue:	2012	2013	2012	2013
	(Unaudited)		(Unaudited)
United States	$3,323,484	$3,804,268	$6,419,393	$7,957,441
Europe	137,717	1,184,976	779,328	2,546,224
Japan	373,805	324,670	617,930	434,440
	$3,835,006	$5,313,914	$7,816,651	$10,938,105

	December 31, 2012	June 30, 2013
		(Unaudited)
Long-lived assets:
United States	$1,598,607	$1,753,856

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

Pursuant to the registration rights agreement, dated March 5, 2010, the Company filed a registration statement with the SEC to register the 3,005,349 shares sold to Lansdowne, Greenway and Paragon for resale, which became effective on May 19, 2010 and which registration statement remained effective as of June 30, 2013.

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

On January 18, 2012, the Company removed the restrictions on 3,658,676 shares purchased by Lansdowne, of which 600,769 related to this offering, and reclassified the shares to common stock from common stock classified outside of equity (deficit). On March 5, 2013, the Company reclassified the remaining shares of common stock from this offering to common stock from common stock classified outside of equity (deficit). Therefore, as of December 31, 2012 and June 30, 2013, a total of $3,092,396 and $0 of common stock was classified outside of stockholders’ equity (deficit), respectively.

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

11. Sale of Common Stock – (continued)

February 2012 Private Placement

On February 2, 2012, the Company entered into purchase agreements with various investors (collectively, the “February Investors”) for the private placement of an aggregate of 5,257,267 newly-issued shares of the Company’s common stock (the “February Shares”) at a purchase price of $1.50 per share (the “February 2012 Private Placement”). Net cash proceeds raised in the February 2012 Private Placement were approximately $7,822,000. The February Investors participating in the February 2012 Private Placement were various institutions and all the then current officers and directors of the Company. The final closing of the February 2012 Private Placement (the “February Closing”) occurred on February 2, 2012.

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

Pursuant to the registration rights agreements dated February 2, 2012, the Company filed a registration statement with the SEC on April 30, 2012, to register the February Shares for resale. This registration statement became effective on May 17, 2012 and remained effective as of June 30, 2013.

Under the registration rights agreements with the February Investors, the Company is obligated to use commercially reasonable efforts to (i) cause the registration statement described above to remain continuously effective and (ii) to maintain the listing of the Company’s common stock on NASDAQ or other exchanges, as defined, for a period that will terminate on the earlier of February 2, 2013, the date on which the February Investors have sold all covered registrable securities or the date on which there are no longer any covered registrable securities outstanding. The Company is also required to file with the SEC in a timely manner all reports and other documents required of the Company under the Exchange Act. In the event the Company fails to satisfy its obligations under the registration rights agreements, the Company would be in breach of said agreements, in which event, the February Investors would be entitled to pursue all rights and remedies at law or equity including an injunction or other equitable relief. These registration rights agreements do not provide an explicitly stated or defined penalty due upon a breach. Because (i) the potential penalty for any breach of these registration rights agreement is not explicitly stated or defined, which prohibits the Company from applying the guidance of ASC 825-20-15, Registration Payment Arrangements and (ii) complying with all filing requirements under the Exchange Act as described above is not solely within the Company’s control, the Company was required to present the investment of approximately $7,885,900 in the Company’s common stock as common stock outside of stockholders’ equity in the accompanying consolidated balance sheet under ASC 480-10-S99-3, Classification and Measurement of Redeemable Securities.

As of March 31, 2013, the Company has reclassified all of the February Shares to common stock from common stock classified outside of equity (deficit). Therefore, as of December 31, 2012 and June 30, 2013, a total of $3,183,328 and $0 of common stock was classified outside of stockholders’ equity (deficit), respectively.

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

Pursuant to the September Registration Rights Agreement, the Company filed a registration statement with the SEC on October 26, 2012, to register the September Shares for resale. This registration statement became effective on November 13, 2012 and remained effective as of June 30, 2013.

As of December 31, 2012, the Company has removed the restriction on 3,000,000 of the 8,000,000 September Shares and reclassified the shares to common stock from common stock classified outside of stockholders’ equity (deficit). Therefore, as of December 31, 2012 and June 30, 2013, a total of $5,500,000 of common stock relating to the 5,000,000 remaining restricted September Shares was classified outside of stockholders’ equity (deficit).

Activity in common stock classified outside of stockholders’ equity (deficit) was as follows:

	Number of Shares	Amount
Balance, December 31, 2012	9,561,847	$11,775,724
Issuance of common stock classified outside of stockholders’ equity (deficit)	-	-
Reclassificiation to stockholders’ equity (deficit), excluding offering costs of $110,179 offset against paid-in capital	(4,561,847)	(6,275,724)
Balance, June 30, 2013 (unaudited)	5,000,000	$5,500,000

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

As of December 31, 2012, the Company held certain assets that are required to be measured at fair value on a recurring basis, including its cash and cash equivalents. The fair value of these assets was determined using the following inputs in accordance with ASC 820 at December 31, 2012 and June 30, 2013:

	Fair Value Measurement as of December 31, 2012
	Total	Level 1	Level 2	Level 3
Description	$	$	$	$
Money market accounts (1)	10,000	10,000	—	—

Fair Value Measurement as of June 30, 2013
(Unaudited)
	Total	Level 1	Level 2	Level 3
Description	$	$	$	$
Money market accounts (1)	—	—	—	—

(1)           Included in cash and cash equivalents on the accompanying consolidated balance sheet.

As of December 31, 2012 and June 30, 2013, the Company did not hold any liabilities that are required to be measured at fair value on a recurring basis.

13.Subsequent Events

Not applicable.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward-Looking Statements

Certain information included or incorporated by reference in this Quarterly Report on Form 10-Q for the period ended on June 30, 2013 contains or may contain forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995, as may be amended from time to time. Statements that are not historical facts, including statements that use terms such as “anticipate,” “believe,” “should,” “expect,” “intend,” “plan,” “project,” “seek” and “will” and that relate to our plans, objectives, strategy and intentions for future operations, future financial position, future revenues, projected costs and prospects are forward-looking statements but not all forward-looking statements contain these identifying words. Forward-looking statements relate to future periods and may, for example, include statements about our expectation that, for the foreseeable future, a significant amount of our revenues will be derived from ResponseDX® product sales; our ability to maintain revenue from pharmaceutical clients; the factors that may impact our financial results; the extent of our net losses and our ability to achieve sustained profitability; our business strategy and our ability to achieve our strategic goals; our expectations regarding revenues from ResponseDX® products; the amount of future revenues that we may derive from Medicare patients; the potential or intent to enter into distribution arrangements; our ability to sustain or increase demand for our tests; our sales forces’ capacity to sell our tests; plans for the development of additional tests; our expectation that our research and development, general and administrative and sales and marketing expenses will increase and our anticipated uses of those funds; our ability to comply with the requirements of a public company; our ability to attract and retain qualified employees; our compliance with federal and state regulatory requirements; the potential impact resulting from the regulation of our tests by the U.S. Food and Drug Administration; the impact of new or changing policies or regulation of our business; our belief that we have filed adequate patent and trademark applications to protect our intellectual property rights; the impact of accounting pronouncements and our accounting policies, estimates, assumptions or models on our financial results; and anticipated challenges to our business.

Forward-looking statements are subject to significant inherent risks and uncertainties that could cause actual results to differ materially from those expected. For us, these risks and uncertainties include, but are not limited to, our ability to develop and commercialize new product without unanticipated delay; the risk that we may not maintain reimbursement for our existing tests or any future tests; the risk that reimbursement pricing may change; the risks and uncertainties associated with the regulation of our tests; our ability to compete; our ability to obtain capital when needed; and our history of operating losses. In light of the risks and uncertainties inherent in all forward-looking statements, including the above, the inclusion of such statements in this Quarterly Report on Form 10-Q for the period ended on June 30, 2013 should not be considered as a representation by us that our objectives, projections or plans will be achieved. These statements are based on current plans, estimates and expectations. Actual results may differ materially from those projected in such forward-looking statements and therefore you should not place undue reliance on them. The forward-looking statements included in this Quarterly Report on Form 10-Q for the period ended on June 30, 2013 speak only as of the date hereof and we expressly disclaim any obligation or undertaking to publicly update any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes to the financial statements included elsewhere in this Quarterly Report on Form 10-Q for the period ended June 30, 2013 and our audited financial statements for the year ended December 31, 2012 included in our Annual Report on Form 10-K for the period ended December 31, 2012 previously filed with the Securities and Exchange Commission.

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

Our Approach

Clinical studies have shown that not all cancer chemotherapy works effectively in every patient, and that a number of patients receive therapy that has no benefit to them and may potentially even be harmful. Our goal is to provide cancer patients and their physicians with a means to make informed, individualized treatment decisions based on genetic analysis of tumor tissues. We are focusing our efforts in the following areas:

⋅	Continued commercialization of our ResponseDX® tests;

⋅	Developing additional diagnostic tests for assessing the risk of cancer recurrence, prediction to therapy response and tumor classification in cancer patients; and

⋅	Expanding our testing services business by pursuing new technologies through collaborations and in-licensing to expand our business.

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

At present, most cancer treatment regimens are administered without any pre-selection of patients on the basis of their particular genetics. However, recent development of very sensitive molecular technologies has enabled researchers to identify and measure genetic and biochemical factors in patients’ tissues that may predict the probability of success or failure of many currently used anti-cancer agents. In order to increase the chances of a better outcome for cancer patients, we have and continue to expand our development of genetic tests for measuring predictive factors for tumor response in tumor tissue samples. We offer tests for non-small cell lung cancer (“NSCLC”), colorectal cancer (“CRC”) and gastric and gastroesophageal cancer (“GE”), and melanoma cancer patients’ tumor tissue specimens through our ResponseDX: Lung®, ResponseDX: Colon®, ResponseDX: Gastric® and ResponseDX: Melanoma® test suites at our laboratory located in Los Angeles, California, which is certified under the Clinical Laboratory Improvement Amendments of 1988 (“CLIA”). These tests serve to help oncologists make optimal therapeutic decisions for cancer patients. The results from our tests may help oncologists choose among therapies to treat their cancer patients. As of June 30, 2013, our sales team consisted of 16 members located in the West Coast, Midwest, and East Coast areas of the United States.

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

Research and development expenses represented 17.2% and 11.5% of our total operating expenses for the three months ended June 30, 2012 and 2013, respectively, and 15.1% and 9.6% of our total operating expenses for the six months ended June 30, 2012 and 2013, respectively. Major components of the $699,791 and $447,686 in research and development expenses for the three months ended June 30, 2012 and 2013, respectively, and of the $1,269,746 and $744,886 in research and development expenses for the six months ended June 30, 2012 and 2013, respectively, included supplies and reagents for our research activities, personnel costs, occupancy costs, equipment warranties and service, patent fees, insurance, business consulting and sample procurement costs.

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

In March 2012, the Company entered into a non-exclusive license agreement with GlaxoSmithKline, LLC, which calls for payments to be made to the Company when certain events specified in the agreement occur, specifically GlaxoSmithKline, LLC submitting an application to use the license to the FDA, the FDA approving the application, and issuance of certain patent applications to the Company. The Company has no further obligations related to these events and therefore records the amount due into revenue at the time the event occurs. The Company incurs no additional cost related to these revenues at the time these events occur.

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

The Company has its Medicare provider number which allows it to invoice and collect from Medicare. Invoicing to Medicare is primarily based on amounts allowed by Medicare for the service provided as defined by Common Procedural Terminology (“CPT”) codes. In January 2013, the initial 2013 annual Medicare fee schedule update was announced which included proposed changes to Medicare reimbursement rates that significantly reduced the reimbursement rates for certain of the testing services we provide. The Company is participating with other impacted organizations to provide guidance to the local Medicare Administrative Contractor (“MAC”) that may result in adjustments to the proposed reimbursement rates to better reflect the value of the services being performed. As a result of this guidance, the local MAC updated certain pricing on or about April 3, 2013 which reflected an increase in many of the tests originally priced in January 2013. It is uncertain if continued guidance provided to Medicare and the local MAC by impacted organizations will result in additional fee increases during 2013. If, however, the current level of reduction in reimbursement rates is adopted as is, it may have a material adverse effect on the Company's operations.

As a result of these CPT code changes and Medicare price changes, we have experienced a departure from our normal reimbursement patterns with Medicare and other payors. Specifically, we have experienced delays in certain reimbursements for services and an increase in initial denials of claims for certain services provided. Accordingly, we re-evaluated the assumptions employed in our model for estimating revenue to be recognized for ResponseDX® testing. We view the code and price changes described above as affecting only the assumptions we used in pricing our services. The nature of the testing we provide, the evidence we gather to establish the creditworthiness of our payors and the delivery method of our services have not changed from prior periods, and there are no indicators that these assumptions require change.

We performed an analysis that considered our historical patterns of revenue by payor in conjunction with the fluctuations we experienced in the six months ended June 30, 2013 to arrive at the revenue recorded during 2013. We believe that the changes in CPT codes and pricing that are causing confusion and erratic payment experience in the payor community will take some time to resolve. The time needed for resolution will depend upon Medicare and the local MAC releasing additional pricing changes and potentially, revisions to previously revised prices, and upon the private payor community adopting the new CPT codes and some level of revised pricing. Accordingly, our revenue recognition estimates could be materially affected in future periods as pricing and payments patterns change and develop, and we may be materially affected by future or retroactive price changes.

On July 8, 2013, the Centers for Medicare and Medicaid Services (“CMS”) released a new proposed rulemaking entitled “Medicare Program; Revisions to Payment Policies under the Physician Fee Schedule, Clinical Laboratory Fee Schedule & Other Revisions to Part B for CY 2014”. This proposed rule contains a number of provisions that may adversely impact the level of reimbursement for a variety of tests for which the Company receives reimbursement from the Medicare program beginning in 2014. Among other things, CMS has proposed examining approximately 1,200 laboratory tests that appear on the Clinical Lab Fee Schedule (CLFS) over a period of five years to determine whether advances in technology may have reduced the cost of providing such tests and whether or not the level of reimbursement should be revised. The Company is currently performing molecular testing which is reimbursed using CPT codes that fall on the CLFS. CMS has also proposed changing the methodology used to determine reimbursement rates for the technical component of certain tests reimbursed off of the Physician Fee Schedule (PFS). Among other provisions, CMS has proposed limiting the Relative Value Units (RVUs) ascribed to the Practice Expense component of their reimbursement formula for tests performed in “Non-Facilities” (which would include most clinical laboratories like the Company’s) to the RVUs that have been ascribed for the same procedures under the Hospital Outpatient Prospective Payment System, or the Ambulatory Payment Classification (APC) system which are used to reimburse “Facilities” (such as hospitals and ambulatory surgery centers). The Company currently performs FISH testing, which may be impacted by this PFS rule change if it is enacted. CMS has not yet proposed any specific rates for CY 2014 and the Company is examining the potential impact that this type of rule change may have on its operations. The final CLFS and PFS for CY 2014 are not expected to be issued until November 2013, and it is likely we will not know the rates for 2014 until that time. Although we are unable to quantify the impacts of the proposed rules at this time, if they are enacted without any changes, it will likely have a material adverse impact on the Company.

License Fees

We have licensed technology for the extraction of RNA and DNA from FFPE tumor specimens from the University of Southern California (“USC’) in exchange for royalty fees on revenue generated by use of this technology. These royalties are calculated as a fixed percentage of revenue that we generate from use of the technology licensed from USC. Total license fees expensed in cost of revenue under the royalty agreement with USC were $75,938 and $86,908 for the three months ended June 30, 2012 and 2013, respectively, and were $132,440 and $191,014 for the six months ended June 30, 2012 and 2013, respectively. We also maintain a non-exclusive license to use Roche Molecular Systems, Inc.’s (“Roche”) polymerase chain reaction (“PCR”), homogenous PCR, and reverse transcription PCR processes. We pay Roche a fixed percentage royalty fee for revenue that we generate through use of this technology. Royalties expensed in cost of revenue under this agreement totaled $80,418 and $84,362 for the three months ended June 30, 2012 and 2013, respectively, and were $143,887 and $174,507 for the six months ended June 30, 2012 and 2013, respectively.

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

Accounts Receivable and Allowance for Doubtful Accounts

We invoice our pharmaceutical clients as specimens are processed and any other contractual obligations are met. Our contracts with pharmaceutical clients typically require payment within 45 days of the date of invoice. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our clients to make required payments. We specifically analyze accounts receivable and historical bad debts, client credit, current economic trends and changes in client payment trends when evaluating the adequacy of the allowance for doubtful accounts. Account balances are charged-off against the allowance when it is probable the receivable will not be recovered. To date, our clients have primarily been large pharmaceutical companies. Bad debts to date have been minimal and there is no allowance for doubtful accounts for our pharmaceutical revenue at December 31, 2012 and June 30, 2013.

We bill Medicare and private payors (“Private Payors”) for ResponseDX® upon completion of the required testing services. As such, we take assignment of benefits and the risk of collection with Medicare and Private Payors. We continue to monitor the collection history for Medicare and Private Payors. Based on the historical experience for our Medicare and Private Payor accounts, we have determined, based on a detailed analysis, that accounts receivable associated with certain billings are unlikely to be collected. Therefore, we have recorded an allowance for doubtful accounts of $991,990 and $903,961 as of December 31, 2012 and June 30, 2013, respectively.

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

Results of Operations

Quarters Ended June 30, 2013 and June 30, 2012

Revenues:   Revenues were $5,313,914 for the quarter ended June 30, 2013, as compared to $3,835,006 for the quarter ended June 30, 2012, an increase of $1,478,908 or 38.6%. The increase was primarily due to increases in pharmaceutical revenues of $1,207,017 or 120.6% and ResponseDX® revenue of $271,891 or 9.6%. ResponseDX® revenue accounted for 58.5% of total revenue for the quarter ended June 30, 2013 compared to 73.9% for the quarter ended June 30, 2012. The increase in ResponseDX® revenues primarily relates to our continued focus on the restructuring of the sales team during 2013 offset by fluctuations in remittance rates from payors due to confusion in the payor community with respect to the new molecular testing CPT codes introduced in 2013. The increase in pharmaceutical revenues is primarily related to additional business with GSK and GSK Bio.

Cost of Revenue:   Cost of revenue for the quarter ended June 30, 2013 was $2,707,966 as compared to $2,426,118 for the quarter ended June 30, 2012, an increase of $281,848 or 11.6%. This change resulted primarily from increases in lab supplies and reagent costs of $428,667 offset by a decrease in fees to Hitachi of $149,175. Cost of revenues as a percentage of revenues was 51.0% for the quarter ended June 30, 2013, as compared to 63.3% for the quarter ended June 30, 2012 primarily due to continued focus on creating cost efficiencies within our laboratory operations.

Sales and Marketing Expenses:   Sales and marketing expenses were $1,321,760 for the quarter ended June 30, 2013, as compared to $1,495,321 for the quarter ended June 30, 2012, a decrease of $173,561 or 11.6%. The decrease primarily resulted from lower ResponseDX® promotional, meeting and advertising expenses of $105,463 and lower personnel costs of $47,576. We expect that sales and marketing costs will continue to increase sequentially as we expand our sales and marketing team and related activities.

General and Administrative Expenses: General and administrative expenses were $2,109,268 for the quarter ended June 30, 2013, as compared to $1,863,380 for the quarter ended June 30, 2012, an increase of $245,888 or 13.2%. The change resulted primarily from higher bad debt expense of $298,647 and higher wage and payroll tax expenses of $147,918. These increases were offset by lower stock compensation expense of $86,059, legal fees of $69,526, recruiting costs of $62,928, and insurance expense of $30,528.

Research and Development Expenses:   Research and development expenses were $447,686 for the quarter ended June 30, 2013, as compared to $699,791 for the quarter ended June 30, 2012, a decrease of $252,105 or 36.0%. This decrease resulted primarily from a decrease in lab supplies and reagent costs of $162,940, legal fees of $60,968 and consulting expenses of $28,333. We expect research and development expenses to increase as we continue work to develop additional aspects of our technology, introduce new tests and to study diagnostic indicators for various forms of cancer.

Other Income and Expense: Other income and expense primarily represents the interest expense we incur on our revolving credit facility with Silicon Valley Bank and other equipment financing arrangements as well as our realized and unrealized foreign currency exchange gains or losses on our Euro-denominated receivables. Interest expense decreased to $20,756 for the three months ended June 30, 2013 compared with $22,882 for the same period in 2012. The decrease primarily relates to lower interest costs associated with certain equipment financing. Realized and unrealized losses on currency exchange rate fluctuations decreased $53,549 for the three months ended June 30, 2013 to $3,634 compared to $57,183 for the same period in 2012. The decrease primarily relates to a decrease in unrealized foreign currency losses resulting from changes in the US dollar-Euro exchange rates.

Net Income/(Loss): As a result of the foregoing, our net loss decreased by $1,432,507, or 52.5%, to $1,297,154 for the three months ended June 30, 2013 as compared to a net loss of $2,729,661 for the three months ended June 30, 2012.

Six Months Ended June 30, 2013 and June 30, 2012

Revenues :  Revenues were $10,938,105 for the six months ended June 30, 2013, as compared to $7,816,651 for the six months ended June 30, 2012, an increase of $3,121,454 or 39.9%. The increase was the result of higher pharmaceutical revenue of $2,618,868 or 129.0% and higher ResponseDX® revenue of $502,587. The increase in pharmaceutical revenues is primarily related to additional business with GSK and GSK Bio.

Cost of Revenue:   Cost of revenue for the six months ended June 30, 2013 was $5,241,688 as compared to $5,126,976 for the six months ended June 30, 2012, an increase of $114,712 or 2.2%. This increase resulted primarily from higher lab supplies and reagent costs of $510,620, depreciation of $82,963, royalties of $89,194 and legal services of $47,957 offset by lower fees owed to Hitachi of $235,095, reduced consultant fees of $144,306, lower personnel costs of $77,796 and lower shipping costs of $52,422. Cost of revenues as a percentage of revenues was 47.9% for the six months ended June 30, 2013, as compared to 65.6% for the six months ended June 30, 2012 primarily due to continued focus on creating cost efficiencies within our laboratory operations.

Sales and Marketing Expenses:   Sales and marketing expenses were $2,763,995 for the six months ended June 30, 2013, as compared to $2,949,128 for the six months ended June 30, 2012, a decrease of $185,133 or 6.3%. Sales and marketing activities for ResponseDX® had reduced expenditures for promotional events, including speaker fees, printing and advertising, of $191,003, consulting fees of $69,080, offset by higher personnel costs of $41,871, travel of $28,571. We expect that sales and marketing costs will continue to increase as we expand our sales and marketing activities.

General and Administrative Expenses:  General and administrative expenses were $4,244,433 for the six months ended June 30, 2013, as compared to $4,216,488 for the six months ended June 30, 2012, a decrease of $27,945 or 0.7%. This decrease resulted primarily from lower personnel costs of $148,077, maintenance and repairs of $120,364, legal fees of $114,915, consulting fees of $102,854 offset by higher bad debt expense of $511,185.

Research and Development Expenses:   Research and development expenses were $744,886 for the six months ended June 30, 2013, as compared to $1,269,746 for the six months ended June 30, 2012, a decrease of $524,860 or 41.3%.  This decrease resulted primarily from lower reagent costs of $349,510 and legal costs of $99,931. We expect research and development expenses to increase as we continue to develop new assays.

Other Income and Expense: Other income and expense primarily represents the interest expense we incur on our revolving credit facility with Silicon Valley Bank and other equipment financing arrangements as well as our realized and unrealized foreign currency exchange gains or losses on our Euro-denominated receivables. Interest expense decreased to $40,186 for the six months ended June 30, 2013 compared with $46,059 for the same period in 2012. The decrease primarily relates to lower interest costs associated with certain equipment financing. Realized and unrealized losses on currency exchange rate fluctuations decreased $38,105 for the six months ended June 30, 2013 to $24,420 compared to $62,525 for the same period in 2012. The decrease primarily relates to a decrease in unrealized foreign currency losses resulting from changes in the US dollar- Euro exchange rates.

Income Taxes:   As of June 30, 2013 and 2012, we have incurred substantial losses and have generated no taxable income. Therefore, a full valuation allowance has been recorded for the deferred tax assets since we do not believe the recoverability of the deferred income tax assets in the near future is more likely than not.

Net Income/(Loss): As a result of the foregoing, our net loss decreased by $3,732,792, or 63.8%, to $2,121,458 for the six months ended June 30, 2013 as compared to a net loss of $5,854,250 for the six months ended June 30, 2012.

Liquidity and Capital Resources

We incurred net losses of $5,854,250 and $2,121,458 during the six months ended June 30, 2012 and 2013, respectively. Since our inception in September 1999, we have incurred cumulative losses and as of June 30, 2013, we had an accumulated deficit of $59,398,122. We have not yet achieved profitability and anticipate that we will likely incur additional losses for the next year. We cannot provide assurance as to when we will achieve profitability. We expect that our cash and cash equivalents will be used to fund our selling and marketing activities primarily related to our ResponseDX® tests, research and development, and general corporate purposes. As a result, we will need to generate significant revenues to achieve profitability. Management intends to effectively manage cash flows in 2013 and expects that cash and cash equivalents will be sufficient to meet the Company’s working capital requirements through the next 12 months. Nevertheless, until we can generate and maintain sufficient revenues to finance our cash requirements, which we may never do, we expect to finance additional cash needs primarily through public or private equity offerings, strategic collaborations, our line of credit and other financing opportunities. We do not know whether additional funding will be available on acceptable terms, if at all. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate selling and marketing activities or research and development programs which may have a material adverse effect on the Company.

The Company is a party to a line of credit agreement with Silicon Valley Bank (the “Bank”) entered into on July 14, 2011, as last amended on March 7, 2013. The line of credit is collateralized by the Company’s pharmaceutical and Medicare receivables and the amended maximum amount that can be borrowed from the credit line is $2,000,000. As of June 30, 2013, the amount the Company can draw from the credit line was equal to the lesser of (i) the Company’s calculated borrowing base, which was 80% of certain of the Company’s accounts receivables, or (ii) the amount available under the credit line. As needed from time to time, the Company may draw on this line for use for general corporate purposes. The line of credit is subject to various financial covenants and we may fail to comply with these financial covenants due to, for example, the Company’s calculated borrowing base for a covered period decreasing below a level that the Company is in an over-advance position in which case, the Company will be required to repay any outstanding amounts greater than the calculated borrowing base for such covered period back to the Bank immediately. The Company will be able to draw down on the credit line again with respect to such paid back amount once the Company is in compliance with the borrowing base requirement. As of June 30, 2013, the Company was in compliance with all financial covenants under the credit agreement.

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

Sales of Common Stock

Under the Company’s Articles of Incorporation, the Company has one class of common stock and its holders have no preemptive, subscription, redemption or conversion rights. As described below and in Note 11 in the notes to Consolidated Financial Statements, the Company sold shares of its common stock in two private placements which closed during the first and third quarters of 2012. In connection with each of these offerings, the Company entered into registration rights agreements with the purchasers of the common shares which give such purchasers certain registration rights.

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

Pursuant to the registration rights agreement, dated March 5, 2010, the Company filed a registration statement with the SEC to register the 3,005,349 shares sold to Lansdowne, Greenway and Paragon for resale, which became effective on May 19, 2010 and which registration statement remained effective as of June 30, 2013.

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

On January 18, 2012, the Company removed the restrictions on 3,658,676 shares purchased by Lansdowne, of which 600,769 related to this offering, and reclassified the shares to common stock from common stock classified outside of equity (deficit). On March 5, 2013, the Company reclassified the remaining shares of common stock from this offering to common stock from common stock classified outside of equity (deficit). Therefore, as of December 31, 2012 and June 30, 2013, a total of $3,092,396 and $0 of common stock was classified outside of stockholders’ equity (deficit), respectively.

February 2012 Private Placement

On February 2, 2012, the Company entered into purchase agreements with various investors (collectively, the “February Investors”) for the private placement of an aggregate of 5,257,267 newly-issued shares of the Company’s common stock (the “February Shares”) at a purchase price of $1.50 per share (the “February 2012 Private Placement”). Net cash proceeds raised in the February 2012 Private Placement were approximately $7,822,000. The February Investors participating in the February 2012 Private Placement were various institutions and all the then current officers and directors of the Company. The final closing of the February 2012 Private Placement (the “February Closing”) occurred on February 2, 2012.

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

Pursuant to the registration rights agreements dated February 2, 2012, the Company filed a registration statement with the SEC on April 30, 2012, to register the February Shares for resale. This registration statement became effective on May 17, 2012 and remained effective as of June 30, 2013.

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

As of March 31, 2013, the Company has reclassified all of the February Shares to common stock from common stock classified outside of equity (deficit). Therefore, as of December 31, 2012 and June 30, 2013, a total of $3,183,328 and $0 of common stock was classified outside of stockholders’ equity (deficit), respectively.

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

Pursuant to the September Registration Rights Agreement, the Company filed a registration statement with the SEC on October 26, 2012, to register the September Shares for resale. This registration statement became effective on November 13, 2012 and remained effective as of June 30, 2013.

As of December 31, 2012, the Company has removed the restriction on 3,000,000 of the 8,000,000 September Shares and reclassified the shares to common stock from common stock classified outside of stockholders’ equity (deficit). Therefore, as of December 31, 2012 and June 30, 2013, a total of $5,500,000 of common stock relating to the 5,000,000 remaining restricted September Shares was classified outside of stockholders’ equity (deficit).

Comparison of Cash Flows for the Six Months Ended June 30, 2012 and 2013

As of June 30, 2012, we had $2,562,262 in cash and cash equivalents, working capital of $2,952,690 and an accumulated deficit of $55,373,835. As of June 30, 2013, we had $5,881,961 in cash and cash equivalents, working capital of $8,735,309 and an accumulated deficit of $59,398,122.

Cash flows provided by operating activities

During the six months ended June 30, 2013, the Company used cash flows in operating activities of $2,832,754 compared to $6,353,530 used in the six months ended June 30, 2012. The decrease in cash used in operating activities of $3,520,776 was due mainly to a reduction in the net loss from $5,854,250 for the six months ended June 30, 2012 to $2,121,458 for the six months ended June 30, 2013. Other items that impacted cash flows from operating activities include increases in accounts receivable, prepaid expenses, accrued expenses, royalties and payroll-related liabilities and decreases in accounts payable and deferred revenue.

The increase in accounts receivable related mainly to increases in Medicare receivables resulting from the recent changes to the molecular codes used for billing. It is anticipated that these Medicare related billings will take longer to collect in the short-term as a result of these recent changes.

Cash flows used in investing activities

Net cash used in investing activities was $375,163 for the six months ended June 30, 2012 and $236,803 for the six months ended June 30, 2013. The reduction in cash used in investing activities was primarily attributable to the purchase of equipment for our laboratory, including an individual machine costing approximately $111,000, during the six months ended June 30, 2012.

Cash flows used in financing activities

Cash flows from financing activities for the six months ended June 30, 2012 provided net cash of $7,592,966 primary due to the sale of common stock. Cash flows from financing activities for the six months ended June 30, 2013 used net cash of $88,104 for scheduled repayment of capital lease obligations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

ITEM 4. Controls and Procedures.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Under the supervision, and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report.

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

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. Other Information.

None.

ITEM 6. Exhibits.

10.1
Employment Agreement, dated June 12, 2013, by and between Kevin R. Harris and Response Genetics, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 17, 2013).

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

RESPONSE GENETICS, INC.

DATE: August 13, 2013	By:	/s/ Thomas A. Bologna
Thomas A. Bologna
Chief Executive Officer (Principal Executive Officer)

DATE: August 13, 2013	By:	/s/ Kevin R. Harris
Kevin R. Harris
Chief Financial Officer (Principal Financial Officer)