Form 10-Q
period 2013-09-30
RESPONSE GENETICS INC
filed 2013-11-14
CIK 1124608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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
Yes ☐ No ☒

On November 12, 2013, there were 34,248,453 shares of common stock, $0.01 par value per share, issued and outstanding.

Response Genetics, Inc.

Form 10-Q
Table of Contents

		Page
		Number
Part I.	Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheets — December 31, 2012 and September 30, 2013 (Unaudited)	1

	Unaudited Consolidated Statements of Operations and Comprehensive Loss — Three months and nine months ended September 30, 2012 and 2013	2

	Unaudited Consolidated Statements of Cash Flows —Three and nine months ended September 30, 2012 and 2013	3

	Notes to Unaudited Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32

Item 4.	Controls and Procedures	32

Part II.	Other Information

Item 1.	Legal Proceedings	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3.	Defaults Upon Senior Securities	33

Item 4.	Mine Safety Disclosures	33

Item 5.	Other Information	33

Item 6.	Exhibits	33

Signatures		34
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

RESPONSE GENETICS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2012	September 30, 2013
		(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$9,041,478	$4,589,501
Accounts receivable, net of allowance for doubtful accounts of $991,990 and $1,159,756 at December 31, 2012 and September 30, 2013, respectively.	5,373,023	7,176,071
Prepaid expenses and other current assets	576,112	575,006
Total current assets	14,990,613	12,340,578
Property and equipment, net	1,023,198	1,892,235
Intangible assets, net	575,409	764,897
Total assets	$16,589,220	$14,997,710
LIABILITIES, COMMON STOCK CLASSIFED OUTSIDE OF STOCKHOLDERS’ EQUITY (DEFICIT) AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$1,191,122	$1,083,297
Accrued expenses	343,913	518,821
Accrued royalties	712,776	1,169,862
Accrued payroll and related liabilities	1,382,265	1,484,481
Capital lease obligation, current portion	158,669	192,441
Deferred revenue	483,052	-
Line of credit, current	1,000,000	-
Total current liabilities	5,271,797	4,448,902
Capital lease obligation, net of current portion	83,910	155,878
Line of credit, non-current	-	1,000,000
Total liabilities	5,355,707	5,604,780

Commitments and contingencies (Note 5)

Common stock classified outside of stockholders’ equity (deficit)	11,775,724	5,500,000

Stockholders’ equity (deficit)
Common stock, $0.01 par value; 50,000,000 shares authorized; 32,797,625 and 34,248,453 shares issued and outstanding at December 31, 2012 and September 30, 2013, respectively	232,414	292,541
Additional paid-in capital	56,766,036	65,983,201
Accumulated deficit	(57,276,664)	(62,116,248)
Accumulated other comprehensive loss	(263,997)	(266,564)
Total stockholders’ equity (deficit)	(542,211)	3,892,930
Total liabilities, common stock classified outside of stockholders’ equity (deficit) and stockholders’ equity (deficit)	$16,589,220	$14,997,710

The accompanying notes are an integral part of these consolidated financial statements.

RESPONSE GENETICS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended September 30,		Nine Months Ended September 30
	2012	2013	2012	2013
Net revenue	$5,403,537	$4,092,277	$13,220,188	$15,030,382
Cost of revenue	2,768,894	2,740,147	7,895,870	7,981,835
Gross profit	2,634,643	1,352,130	5,324,318	7,048,547
Operating expenses:
Selling and marketing	1,195,988	1,197,717	4,145,115	3,961,712
General and administrative	2,455,403	2,500,108	6,671,893	6,744,542
Research and development	426,105	391,592	1,695,851	1,136,478
Total operating expenses	4,077,496	4,089,417	12,512,859	11,842,732
Operating loss	(1,442,853)	(2,737,287)	(7,188,541)	(4,794,185)
Other income (expense):
Interest expense	(20,497)	(25,763)	(66,556)	(65,949)
Interest income	3	1	24	46
Other	47,859	44,923	(14,666)	20,503
Net loss	(1,415,488)	(2,718,126)	(7,269,739)	(4,839,585)
Unrealized gain (loss) on foreign currency translation	968	(712)	(1,338)	(2,567)
Comprehensive loss	$(1,414,520)	$(2,718,838)	$(7,271,077)	$(4,842,152)
Net loss per share — basic and diluted	$(0.05)	$(0.08)	$(0.29)	$(0.15)
Weighted-average shares — basic and diluted	26,362,842	33,137,368	24,709,185	32,911,836

The accompanying notes are an integral part of these consolidated financial statements.

RESPONSE GENETICS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2012	2013
Cash flows from operating activities:
Net loss	$(7,269,739)	$(4,839,585)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	348,284	449,183
Share-based compensation	683,879	295,305
Bad debt expense	897,182	1,506,654
Changes in operating assets and liabilities:
Accounts receivable	(1,211,800)	(3,052,701)
Prepaid expenses and other current assets	520,632	34,956
Accounts payable	(144,285)	(107,824)
Accrued expenses	(737,351)	174,908
Accrued royalties	(46,201)	457,086
Accrued payroll and related liabilities	(333,672)	102,216
Deferred revenue	803,481	(483,052)
Net cash used in operating activities	(6,489,572)	(5,462,854)
Cash flows from investing activities:
Purchases of property and equipment	(312,477)	(241,910)
Purchases of software	(414,277)	(137,499)
Cash paid for purchase of assets	—	(200,000)
Net cash used in investing activities	(726,754)	(579,409)
Cash flows from financing activities:
Net proceeds from issuance of common stock	16,464,965	1,702,271
Capital lease payments	(109,339)	(133,410)
Proceeds from exercise of stock options	—	23,993
Net cash provided by financing activities	16,353,626	1,592,854
Effect of foreign exchange rates on cash and cash equivalents	(394)	(2,568)
Net increase (decrease) in cash and cash equivalents	9,138,906	(4,451,977)
Cash and cash equivalents:
Beginning of period	1,700,295	9,041,478
End of period	$10,839,201	$4,589,501
Cash paid during the period for:
Interest	$66,556	$65,949
Supplemental disclosure of non-cash financing activities
Equipment and software acquired under capital leases	$-	$239,150
Assets acquired by issuance of common stock	-	$980,000

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

Since its inception, the Company has devoted substantial effort in developing its products and has incurred losses and negative cash flows from operations. At September 30, 2013, the Company had an accumulated deficit of $62,116,248. The Company anticipates continued losses and negative cash flows as it funds its selling and marketing activities and research and development programs.

The Company’s current operating plan includes various assumptions concerning the level and timing of cash receipts from sales and cash outlays for operating expenses and capital expenditures. The Company’s ability to successfully carry out its business plan is primarily dependent upon its ability to (1) obtain sufficient additional capital at acceptable costs, (2) attract and retain knowledgeable workers, and (3) generate significant revenues. At this time, the Company expects to satisfy its future cash needs primarily through additional financing and/or strategic investments. The Company is currently seeking such additional financing and/or strategic investments; however, there can be no assurance that any additional financing or strategic investments will be available on acceptable terms, if at all. If the Company is unable to timely and successfully raise additional capital and/or achieve profitability, it will not have sufficient capital resources to implement its business plan or continue its operations, and the Company will most likely be required to reduce certain discretionary spending, which could have a material adverse effect on the Company’s ability to achieve its intended business objectives. No adjustments have been made to the accompanying financial statements to reflect any of the matters discussed above. The consolidated financial statements have been prepared on the basis that the Company will continue as a going concern.

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

Reclassification

Certain reclassifications have been made to prior period amounts to conform to current period presentation. These reclassifications did not have an impact on the Company’s financial condition as of December 31, 2012 or at September 30, 2013.

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

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (continued)

Accounts Receivable

Pharmaceutical Accounts Receivable

The Company invoices its clients as specimens are processed and any other contractual obligations are met. The Company’s contracts with clients typically require payment within 45 days of the date of invoice. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its clients to make required payments. The Company specifically analyzes accounts receivable and historical bad debts, client credit, current economic trends and changes in client payment trends when evaluating the adequacy of the allowance for doubtful accounts. Account balances are charged against the allowance when it is probable the receivable will not be recovered. To date, the Company’s pharmaceutical customers have primarily been large pharmaceutical companies. As a result, bad debts from pharmaceutical accounts receivable to date have been minimal. Pharmaceutical company accounts receivable as of December 31, 2012 and September 30, 2013 were $2,549,665 and $2,559,553, respectively. There were no allowances for doubtful accounts recorded against these pharmaceutical accounts receivable at December 31, 2012 and September 30, 2013.

ResponseDX®  Accounts Receivable

ResponseDX® accounts receivable are recorded from two primary payors: (1) Medicare and (2) third party payors such as commercial insurance and private payors or self-paying payors (“Private Payors”). ResponseDX® accounts receivable are recorded at established billing rates less an estimated billing adjustment, based on reporting models utilizing historical cash collection percentages and updated for current effective reimbursement factors. Management performs ongoing valuations of accounts receivable balances based on management’s evaluation of historical collection experience and industry trends. Based on the historical experience for our Medicare and Private Payor accounts, management has determined, based on a detailed analysis, that accounts receivable associated with certain billings are unlikely to be collected. Therefore, the Company has recorded an allowance for doubtful accounts of $991,990 and $1,159,756 as of December 31, 2012 and September 30, 2013, respectively. The Company’s bad debt expense for the three months ended September 30, 2012 and 2013 was $589,917 and $688,205, respectively, and for the nine months ended September 30, 2012 and 2013 was $897,128 and $1,506,655, respectively.

ResponseDX® accounts receivable as of December 31, 2012 and September 30, 2013, consisted of the following:

	December 31, 2012	September 30, 2013
		(Unaudited)
Net Medicare receivable	$890,936	$2,185,721
Net Private Payor receivable	2,924,412	3,590,552
	3,815,348	5,776,273
Allowance for doubtful accounts	(991,990)	(1,159,756)
Total	$2,823,358	$4,616,517

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

In March 2010, the Company entered into a non-exclusive license agreement with GlaxoSmithKline, LLC, which calls for payments to be made to the Company when certain events specified in the agreement occur, specifically GlaxoSmithKline, LLC submitting an application to use the license to the FDA, the FDA approving the application, and issuance of certain patent applications to the Company. The Company has no further obligations related to these events and therefore records the amount due into revenue at the time the event occurs. The Company incurs no additional cost related to these revenues at the time these events occur.

On occasion, the Company may enter into a contract that requires the client to provide an advance payment for specimens that will be processed at a later date. In these cases, the Company records this advance as deferred revenue and recognizes the revenue as the specimens are processed or at the end of the contract period, as appropriate.

The Company recorded revenue from pharmaceutical clients for the three months ended September 30, 2012 and 2013 of $2,379,922 and $1,550,764, respectively and for the nine months ended September 30, 2012 and 2013 of $4,410,585 and $6,200,295, respectively.

ResponseDX®  Revenue

Revenues that are derived from ResponseDX® testing services are recognized in accordance with ASC 605, Revenue Recognition, which requires that four basic criteria be met before revenue can be recognized: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred and title and the risks and rewards of ownership have been transferred to the client or services have been rendered; (3) the price is fixed or determinable; and (4) collectability is reasonably assured. We record revenues when our tests have confirmed results which are evidence that the services have been performed.

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

The following details ResponseDX® revenue for the periods indicated:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	(Unaudited)		(Unaudited)
	2012	2013	2012	2013

Net Medicare revenue	$1,227,893	$956,716	$3,995,200	$3,379,405

Net Private Payor revenue	1,795,723	1,584,796	4,814,403	5,450,682

Net ResponseDX® revenue	$3,023,616	$2,541,512	$8,809,603	$8,830,087

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

Medicare reimbursement rates are subject to regulatory changes and government funding restrictions. In January 2013, the initial 2013 annual Medicare fee schedule update was announced which included proposed changes to Medicare reimbursement rates that significantly reduced the reimbursement rates for certain of the testing services we provide. The Company participated with other impacted organizations to provide guidance to the local Medicare Administrative Contractor (“MAC”) that may result in adjustments to the proposed reimbursement rates to better reflect the value of the services being performed. As a result of this guidance, the local MAC updated certain pricing through September 2013 which reflected an increase in many of the tests originally priced in January 2013. On October 1, 2013, the Centers for Medicare and Medicaid Services (“CMS”) issued fees for some, but not all, of the CPT codes used by the Company. It is uncertain if continued guidance provided to Medicare and the local MAC by impacted organizations will result in additional fee increases during 2013. If, however, the current level of reduction in reimbursement rates is adopted as is, it may have a material adverse effect on the Company's operations.

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

We performed an analysis that considered our historical patterns of revenue by payor in conjunction with the fluctuations we experienced in the three and nine months ended September 30, 2013 to arrive at the revenue recorded for the quarter. We believe that the changes in CPT codes and pricing that are causing confusion and erratic payment experience in the payor community will take some time to resolve. The time needed for resolution will depend upon the local MAC releasing additional pricing changes and potentially, revisions to previously revised prices, and upon the private payor community adopting the new CPT codes and some level of revised pricing. Accordingly, our revenue recognition estimates could be materially affected in future periods as pricing and payments patterns change and develop, and we may be materially affected by future or retroactive price changes.

On July 8, 2013, the Centers for Medicare and Medicaid Services (“CMS”) released a new proposed rulemaking entitled “Medicare Program; Revisions to Payment Policies under the Physician Fee Schedule, Clinical Laboratory Fee Schedule & Other Revisions to Part B for CY 2014”. This proposed rule contains a number of provisions that may adversely impact the level of reimbursement for a variety of tests for which the Company receives reimbursement from the Medicare program beginning in 2014. Among other things, CMS has proposed examining approximately 1,200 laboratory tests that appear on the Clinical Lab Fee Schedule (“CLFS”) over a period of five years to determine whether advances in technology may have reduced the cost of providing such tests and whether or not the level of reimbursement should be revised. The Company is currently performing molecular testing which is reimbursed using CPT codes that fall on the CLFS. CMS has also proposed changing the methodology used to determine reimbursement rates for the technical component of certain tests reimbursed off of the Physician Fee Schedule (“PFS”). Among other provisions, CMS has proposed limiting the Relative Value Units (“RVUs”) ascribed to the practice expense component of their reimbursement formula for tests performed in “Non-Facilities” (which would include most clinical laboratories like the Company) to the RVUs that have been ascribed for the same procedures under the Hospital Outpatient Prospective Payment System, or the Ambulatory Payment Classification (“APC”) system which are used to reimburse “Facilities” (such as hospitals and ambulatory surgery centers). The Company currently performs FISH testing, which may be impacted by this PFS rule change if it is enacted. CMS has not yet proposed any specific rates for 2014 and the Company is examining the potential impact that a reduction in the level of reimbursement for the tests the Company offers may have on its operations. The final CLFS and PFS for 2014 are expected to be issued this month. Although we are unable to quantify the impact of the proposed rules at this time, if they are enacted with a reduction in the level of reimbursement for the tests the Company offers, they may have a material adverse impact on the Company.

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

Line of Credit

On July 14, 2011, the Company entered into a line of credit agreement with Silicon Valley Bank (the “Bank”). The agreement has been amended most recently on March 7, 2013. The line of credit is collateralized by the Company’s pharmaceutical and Medicare receivables. The amended maximum amount that can be borrowed from the credit line is $2,000,000. As of September 30, 2013, the amount the Company can draw from the loan was equal to the lesser of (i) the Company’s calculated borrowing base, which was 80% of certain of the Company’s accounts receivable, or (ii) the amount available under the credit line. Prior to the line of credit’s first amendment on December 14, 2011, the Bank issued letters of credit up to a maximum amount of $500,000. Any issued letters of credit reduced the amount available to borrow under the line of credit on a dollar for dollar basis. As of September 30, 2013, the interest fees associated with this line of credit were set at the prime rate plus 1%. For the three and nine months ended September 30, 2013, the rate being charged to the Company was 5%. As needed from time to time, the Company may draw on this line of credit for use for general corporate purposes. As of December 31, 2012 and September 30, 2013, the Company has drawn $1,000,000 against the line of credit and no letters of credit were outstanding. The line of credit is subject to various financial covenants and, as of September 30, 2013, the Company was not in compliance with one of these covenants, and the Bank waived the covenant violation. However, prior to the most recent amendment on March 7, 2013, the Company was not in compliance with certain covenants. The September 28, 2012 amendment provided forbearance for the failure to comply with these certain covenants through November 30, 2012, and modified the covenants to include a requirement that the Company maintain account balances at the Bank totaling a minimum of $4,000,000 during the covered forbearance period. The December 6, 2012 amendment to the agreement extended the forbearance for the failure to comply with these certain covenants and the requirement for the Company to maintain account balances at the Bank totaling a minimum of $4,000,000 through December 31, 2012. In addition, pursuant to the March 7, 2013 amendment, the Bank waived the Company's existing breach of financial covenants under the credit agreement and the parties restructured the line of credit to provide that, among other things: (i) the revolving line of credit's maturity date was extended to March 7, 2015, (ii) the fee for the unused portion of the revolving line of credit was reduced from 0.375% to 0.250% per annum of the average unused portion of the revolving line of credit, (iii) the Company must continue to meet certain reporting requirements including providing financial statements and a certificate of compliance with the terms and conditions of the credit agreement by an authorized officer to the Bank within 45 days of the last day of each calendar quarter, provided that if the Company has less than $4,000,000 in its account at the Bank at any time during such calendar quarter, the Company must provide the financial statements and the certificate of compliance within 30 days of the end of such calendar quarter and providing a monthly report on revenues realized from private payors, (iv) the financial covenants were amended and restated to require the Company to maintain a ratio of quick assets to current liabilities of 1:50 to 1:00 and meet certain specified minimum adjusted earnings before interest, taxes, depreciation and amortization requirements as defined in the amendment and measured on a monthly basis and (v) the Bank is granted certain additional inspection of books, records and collateral rights.

As of December 31, 2012, the line of credit under the credit agreement was classified as a current liability of the Company on the accompanying balance sheet as the line of credit had a maturity date less than one year from December 31, 2012. As of September 30, 2013, the maturity date of the line of credit has been extended to March 7, 2015 and therefore the line of credit is classified as a non-current liability.

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

ASC 740, Income Taxes, clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. As of December 31, 2012 and September 30, 2013, the Company does not have a liability for unrecognized tax benefits. The Company recognizes interest and penalties associated with tax matters as part of the income tax provision and includes accrued interest and penalties with the related tax liability in the balance sheet. For the periods ended September 30, 2012 and 2013, a nominal amount of interest and penalties were recorded in the Consolidated Statement of Operations.

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

Long-lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates potential impairment by comparing the carrying amount of the asset with the estimated undiscounted future cash flows associated with the use of the asset and its eventual disposition. Should the review indicate that the assets cost is not recoverable, the carrying value of the asset would be reduced to its fair value, which is measured by future discounted cash flows. No impairment charges were recorded during the three and nine months ended September 30, 2012 and 2013.

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

Comprehensive Loss

The components of comprehensive loss are accumulated net loss and foreign currency translation adjustments for the three and nine months ended September 30, 2012 and 2013.

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

Advertising Costs

The Company markets its services through its advertising activities in trade publications and on the internet. Advertising costs are included in selling and marketing expenses on the statements of operations and are expensed as incurred. Advertising costs for the three months ended September 30, 2012 and 2013 were $655 and $10,924, respectively, and for the nine months ended September 30, 2012 and 2013 were $13,626 and $14,247, respectively.

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies - (continued)

Concentration of Credit Risk and Clients and Limited Suppliers

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has never experienced any losses related to these balances. All of the Company’s non-interest bearing cash balances were fully insured at December 31, 2012 due to a temporary federal program in effect from December 31, 2011 through December 31, 2012. Under this temporary program, there was no limit to the amount of insurance for eligible accounts. Beginning on January 1, 2013, federal insurance coverage reverted to $250,000 per depositor at each financial institution, and the Company’s non-interest bearing cash balances again exceeded federally insured limits. There were no funds in interest-bearing accounts that exceeded the federally insured limits as of September 30, 2013. At September 30, 2013, $7,108 of cash was held outside of the United States.

Revenue sources that account for greater than 10 percent of total revenue are provided below.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2013		2012		2013
	(Unaudited)				(Unaudited)
	Revenue	Percent of Total Revenue	Revenue	Percent of Total Revenue	Revenue	Percent of Total Revenue	Revenue	Percent of Total Revenue
GlaxoSmithKline, LLC and GlaxoSmithKline Biologicals S.A.	$1,664,515	31%	$710,335	17%	$2,619,519	20%	$3,745,894	25%
Medicare, net of contractual allowances	$1,227,893	23%	$956,716	23%	$3,995,200	30%	$3,379,405	23%

Customers that account for greater than 10 percent of gross accounts receivable are provided below.

	As of December 31, 2012		As of September 30, 2013
			(Unaudited)
	Receivable Balance	Percent of Total Receivables	Receivable Balance	Percent of Total Receivables
GlaxoSmithKline, LLC and GlaxoSmithKline Biologicals S.A.	$1,691,144	27%	$1,380,374	19%
Medicare, net of contractual allowances	$890,936	14%	$2,185,721	30%

Many of the supplies and reagents used in the Company’s testing process are procured from a limited number of suppliers. Any supply interruption or an increase in demand beyond the suppliers’ capabilities could have an adverse impact on the Company’s business. Management believes it can identify alternative sources, if necessary, but it is possible such sources may not be identified in sufficient time to avoid an adverse impact on its business. Refer also to Note 6 for further discussion regarding these supply agreements. The Company made approximately 71% of its reagent purchases from two suppliers during the three months ended September 30, 2012 and made approximately 87% of its reagent purchases from three suppliers during the three months ended September 30, 2013. The Company made approximately 70% of its reagent purchases from two suppliers during the nine months ended September 30, 2012 and made approximately 90% of its reagent purchases from four suppliers during the nine months ended September 30, 2013.

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3. Property and Equipment and Intangible Assets

Property and equipment and intangible assets consist of the following:

	December 31, 2012	September 30, 2013
		(Unaudited)
Laboratory equipment	$3,315,812	$4,434,373
Furniture and equipment	660,626	726,558
Leasehold improvements	305,059	345,277
	4,281,497	5,506,207
Less: Accumulated depreciation	(3,258,299)	(3,613,972)
Total property and equipment, net	$1,023,198	$1,892,235
Purchased software	$562,699	$707,698
Internally developed software and other intangible assets	108,362	246,360
	671,061	954,058
Less: Accumulated amortization	(95,652)	(189,161)
Total intangible assets, net	$575,409	$764,897

Intangible assets are carried at the cost to obtain them. Purchased software and other intangible assets are amortized using the straight-line method over the estimated useful life of four to five years. Depreciation expense, included in cost of revenue, general and administrative expenses, and research and development expenses for the three months ended September 30, 2012 and 2013 was $118,153 and $162,328, respectively, and for the nine months ended September 30, 2012 and 2013 was $348,284 and $449,184, respectively.

During the second quarter of 2013, the Company committed to purchase laboratory equipment, software and related maintenance agreements totaling $360,000. During June 2013, the Company signed two financing agreements for $239,150 in aggregate and accounted for both of these financings as capital leases. In July 2013, the Company entered into a third financing agreement for the remaining $125,850 and accounted for this agreement as an operating lease. The Company recorded the cost of the purchased items in the balance sheet as $33,850 in prepaid expenses, $197,800 in laboratory equipment, and $7,500 in purchased software. The Company began depreciating and amortizing these amounts during August 2013.

On August 23, 2013, the Company entered into an asset purchase agreement (the “Pathwork Purchase Agreement”) with Pathwork (assignment for the benefit of creditors), LLC (“Seller”), pursuant to which the Company acquired substantially all of the assets of Pathwork Diagnostics, Inc. (“Pathwork”), which had previously assigned all of its assets to Seller for the benefit of its creditors pursuant to a General Assignment, dated as of April 2, 2013.  Pursuant to the Pathwork Purchase Agreement, the Company acquired all intellectual property, know-how, data, equipment and materials formerly owned by Pathwork which relate to its FDA-cleared Tissue of Origin (“TOO”) test. Management evaluated the assets acquired from the Seller and concluded the combined assets did not meet the definition of a business primarily because the necessary processes were not acquired.  Accordingly, the Company accounted for the transaction as a basket purchase of assets in which the purchase price was allocated to the individual assets acquired based upon relative fair value.

The Company acquired the assets for the following consideration: (i) an aggregate of 500,000 newly-issued registered shares of the Company’s common stock issued to two senior secured creditors of Pathwork which were designated by Seller in the Pathwork Purchase Agreement and (ii) a cash payment of $200,000 to Seller.

Based upon a valuation of the acquired Pathwork assets, the purchase price was allocated as follows: $257,000 to accounts receivable, $785,000 to laboratory equipment, $138,000 to internally developed software and other intangible assets. Currently, the Company anticipates that the assets will be placed in service during the first quarter of 2014. Upon deployment of these assets, the Company will begin depreciating or amortizing them over their expected useful lives, which range from four to five years.

Capital Lease

The Company leases certain equipment that is recorded as capital leases. This equipment is included in property and equipment on the accompanying balance sheet as of September 30, 2013, as follows:

(Unaudited)
Equipment purchased under capital leases	$690,384
Less: Accumulated amortization	(346,548)
Equipment purchased under capital leases, net	$343,836

Future minimum lease payments under capital leases as of September 30, 2013, are as follows:

Years ending December 31,	(Unaudited)
2013	$66,155
2014	188,428
2015	101,309
2016	46,852
Total minimum lease payments	402,744
Less amount representing interest	(54,425)
Less current portion	(192,441)
Capital lease obligation, net of current portion	$155,878

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

The following table sets forth the computation for basic and diluted loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
	( Unaudited )		( Unaudited )

Numerator:
Net loss	$(1,415,488)	$(2,718,126)	$(7,269,739)	$(4,839,585)
Numerator for basic and diluted earnings per share	$(1,415,488)	$(2,718,126)	$(7,269,739)	$(4,839,585)
Denominator:
Denominator for basic and diluted earnings per share — weighted-average shares	26,362,842	33,137,368	24,709,185	32,911,836
Basic and diluted loss per share	$(0.05)	$(0.08)	$(0.29)	$(0.15)

Outstanding stock options to purchase 1,900,675 and 1,439,876  shares of Common Stock of the Company for the periods ended September 30, 2012 and 2013, respectively, were excluded from the calculation of diluted loss per share as their effect would have been antidilutive. Also excluded from the calculation were 270,000 unvested shares of restricted common stock for both of the periods ended September 30, 2012 and 2013.

5. Commitments and Contingencies

Operating Leases

The Company occupies 27,446 square feet of office and laboratory space in Los Angeles, California. The Company’s operating lease for these premises expired on June 30, 2013. The Company is currently in negotiations to amend and extend this lease. However, there can be no assurance that the Company will be able to amend and extend the lease on terms acceptable to the Company. The Company also leased 1,460 square feet of space in Frederick, Maryland, where administrative functions were performed until July 31, 2012. The Company moved the administrative functions performed out of this office primarily to its Los Angeles facilities and closed the Maryland office on July 31, 2012. The lease for the Maryland office expired on January 31, 2013.

Rent expense, which is classified in cost of revenue, general and administrative, and research and development expenses was $156,088 and $163,578 for the three months ended September 30, 2012 and 2013, respectively, and was $508,456 and $487,946 for the nine months ended September 30, 2012 and 2013, respectively.

Future minimum lease payments by year and in the aggregate, under the Company’s noncancelable operating leases for facilities, equipment and software as a service, consist of the following at September 30, 2013:

Years Ending December 31,	Unaudited
2013	$84,539
2014	140,156
2015	140,156
2016	35,807
Total	$400,658

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5. Commitments and Contingencies – (continued)

Guarantees

The Company enters into indemnification provisions under its agreements with other counterparties in its ordinary course of business, typically with business partners, clients and landlords. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities. These indemnification provisions generally survive termination of the underlying agreement. The Company reviews its exposure under these agreements no less than annually, or more frequently when events require. The Company believes the estimated fair value of these agreements is minimal as, historically, no payments have been made by the Company under these indemnification obligations. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2012 and September 30, 2013.

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

In consideration for this license, the Company agreed to pay USC royalties based on a percentage of net sales of products or services that make use of RGI-1 and related technology and to meet a certain minimum in royalty payments. Royalty expense relating to this agreement amounted to $98,740 and $49,407 for the three months ended September 30, 2012 and 2013, respectively, and $231,180 and $240,421 for the nine months ended September 30, 2012 and 2013, respectively. Such expense is included in cost of revenue in the accompanying consolidated statements of operations and comprehensive loss.

License Agreement with Roche Molecular Systems (“Roche”)

In November 2004, the Company entered into a non-exclusive license to use Roche’s technology including specified nucleic acid amplification processes (“PCR Processes”) to perform certain human invitro clinical laboratory services. In consideration for this license, the Company is obligated to pay royalties to Roche, based on a percentage of net sales of products or services that make use of the PCR Processes. Royalty expense included in cost of revenue relating to this agreement amounted to $105,170 and $47,158 for the three months ended September 30, 2012 and 2013, respectively and $249,057 and $221,665 for the nine months ended September 30, 2012 and 2013, respectively.

In November 2004, the Company also entered into an agreement with Roche, pursuant to which the Company is collaborating with Roche to produce commercially viable assays used in the validation of genetic markers for pharmaceutical companies. Specifically, the Company has licensed the rights to Roche to use the pre-diagnostic assays the Company develops in the course of using its RNA-extraction technologies to provide testing services to pharmaceutical companies and to produce diagnostic kits that then can be sold commercially to those pharmaceutical companies. Roche is required to pay the Company royalties of a certain percentage of net sales of such diagnostic kits sold to pharmaceutical companies. As of September 30, 2103, Roche is not using or marketing any products that use these technologies and as such has no royalty payment obligations to the Company pursuant to this agreement.

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

On July 16, 2013, the Company and Taiho amended and extended the agreement through December 31, 2013. The amended agreement was made effective as of January 1, 2013 and governs all testing services the Company provided to Taiho since January 1, 2013. Under the amended agreement, the Company will receive a minimum aggregate of $950,000 for testing services provided to Taiho in Japan on a non-exclusive basis from January 1 to December 31, 2013. Revenue recognized under this agreement for the three months ended September 30, 2012 and 2013 was $585,625 and $182,830 respectively, and for the nine months ended September 30, 2012 and 2013 was $1,122,425 and $523,010 respectively.

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

In December 2008, the Company amended and restated its master services agreement with GSK and extended the term of the agreement for a two-year period, with the option for the parties to extend the agreement for additional one-year periods at the end of the term, upon their mutual written agreement. In addition, the Company became a preferred provider to GSK and its affiliates of genetic testing services on a fee-for-service basis and, in anticipation of the services to be provided, GSK agreed to make a non-refundable upfront payment of approximately $1,300,000, which was received in January 2010. There was no remaining deferred revenue balance associated with this agreement for the periods ended December 31, 2012 or later.

The Company recognized revenue of $777,571 and $76,792 relating to the GSK agreement for the three months ended September 30, 2012 and 2013, respectively, and $1,000,147 and $579,606 relating to the GSK agreement for the nine months ended September 30, 2012 and 2013, respectively.

Non-Exclusive License Agreement with GSK

In March 2010, the Company entered into a non-exclusive license agreement with GSK. Under the agreement, the Company granted GSK a non-exclusive, sublicenseable license to its proprietary PCR analysis technology and diagnostic expertise to assess BRAF gene mutations in human tumor samples. As part of the agreement, the Company received a non-refundable technology access fee in consideration for the transfer of the Company’s technology to GSK. The agreement also contains milestone provisions which allow the Company to earn up to three further payments from GSK (two of which have been earned as of September 30, 2013). During the third quarter of 2012, the Company earned and recorded as revenue the first $500,000 milestone payment from GSK. In May 2013, the Company earned and recorded as revenue the second milestone payment under the agreement of $500,000. The Company is eligible to receive a third – and final – milestone payment under the terms of the agreement, which would also be in the amount of $500,000 if the Company achieves certain specified milestones under the agreement.  However, there can be no assurance that the Company will be able to meet the specified milestones to earn the remaining milestone payment under the agreement.  The first two earned and recorded milestone payment  amounts are included in the GSK agreement revenue discussed above.

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

The Company recognized revenue of $886,945 and $633,543 relating to the services performed for GSK Bio for the three months ended September 30, 2012 and 2013, respectively, and $1,619,372 and $3,166,288 for the nine months ended September 30, 2012 and 2013, respectively.

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

The collaboration agreement had an initial term expiring on June 30, 2010, with an automatic renewal for one year at the end of the original period under the same terms and conditions. Pursuant to the agreement, Hitachi performed certain testing services and received a percentage of the revenue collected from the Company's clients in the Territory, which totaled $291,728 and $0 for the three months ended September 30, 2012 and 2013, respectively, and $526,057 and $0 for the nine months ended September 30, 2012 and 2013, respectively. These amounts were recorded as cost of revenue in the consolidated statement of operations and comprehensive loss. Due to the closing of Hitachi’s applicable facility in the Territory, the Company and Hitachi agreed to terminate this agreement effective September 30, 2012.

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7. Stock Option Plans

In March 2000, the Company adopted a Stock Option Plan (the “2000 Stock Plan”) as approved by its Board of Directors. Under the 2000 Stock Plan, the Company granted options to acquire up to 1,600,000 shares of common stock. In connection with the adoption of the 2006 Employee, Director and Consultant Stock Plan, as further discussed below, the Company is to grant no additional options under the 2000 Stock Plan. Under the 2000 Stock Plan, there were no options to purchase shares of the Company’s common stock that remained outstanding as of September 30, 2013. Prior to March 2007, the Company also granted options to purchase 16,000 shares of common stock to two consultants which were granted under separate agreements outside of the 2000 Stock Plan.

On October 26, 2006, the Board of Directors of the Company approved, and on May 1, 2007, reapproved the adoption of the 2006 Employee, Director and Consultant Stock Plan (the “2006 Stock Plan”). The stockholders approved the 2006 Stock Plan on June 1, 2007. The initial number of shares which may be issued from time to time pursuant to the 2006 Stock Plan was 2,160,000 shares of common stock. Also, the 2006 Stock Plan includes the number of shares subject to purchase under options issued under the 2000 Stock Plan, where the options expired on or after October 18, 2006, subject to a maximum of 210,000 additional options. In addition, on the first day of each fiscal year of the Company during the period beginning in fiscal year 2008 and ending on the second day of fiscal year 2017, the number of shares that may be issued from time to time pursuant to the 2006 Stock Plan is increased by the lesser of (i) 200,000 shares or equivalent, after determination of the effect of any stock split, stock dividend, combination or similar transactions as set forth in the 2006 Stock Plan, (ii) 5% of the number of outstanding shares of common stock of the Company on such date or (iii) an amount determined by the Board of Directors of the Company. The initial number of shares available for issuance of 2,160,000 increased by 210,000 for options issued under the 2000 Stock Plan expiring after October 2006 and by 200,000 in 2008, 2009, 2010, 2011, 2012 and 2013, resulting in the total number of shares that may be issued as of January 1, 2013 to be 3,570,000. As of September 30, 2013, there were 2,130,124 options available for grant under the 2006 Stock Plan.

Employee options vest according to the terms of the specific grant and expire 10 years from the date of grant. Non-employee option grants to date typically vest over a 2 to 3 year period. The Company had  1,439,876 options outstanding at a weighted average exercise price of $2.14 at September 30, 2013. There were  574,544 non-vested stock options outstanding with a weighted average grant date fair value of $1.40 at September 30, 2013. As of September 30, 2013, there was $453,214 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2006 Stock Plan. That cost is expected to be recognized over a weighted-average period of 3.1 years.

Except for the certain grants of restricted common stock and common stock options containing market conditions as described below, the Company estimated share-based compensation expense for the three months ended September 30, 2012 and 2013 using the Black-Scholes model with the following weighted average assumptions:

	Three
	Months Ended September 30,
	2012	2013
	(Unaudited)	(Unaudited)
Risk free interest rate	0.79-0.80%	1.37%
Expected dividend yield	—	—
Expected volatility	72.35%	107.37%
Expected term **(in years)	6.02	5.0
Forfeiture rate	7.0%	7.0%

** Expected term is calculated using SAB 107, Simplified Formula. Management has concluded that the use of the simplified method for calculating the expected term of its common stock option grants is appropriate given the Company’s lack of history of option exercises.

The following table summarizes the stock option activity for the 2006 Plan for the nine months ended September 30, 2013:

		Weighted
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value
Outstanding, December 31, 2012	1,749,310	$2.12	8.32	$151,919
Granted (Unaudited)	266,500	$1.41	9.57	—
Exercised (Unaudited)	(18,023)	$1.33	6.02	5,426
Expired (Unaudited)	(252,010)	2.30	7.49	56,177
Forfeited (Unaudited)	(305,901)	$1.39	—	262,901
Outstanding, September 30, 2013 (Unaudited)	1,439,876	$2.14	7.80	$876,536
Exercisable, September 30, 2013 (Unaudited)	865,332	$2.63	6.97	$401,899

        The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2012 and 2013 was $1.47 and $1.41, respectively.

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7. Stock Option Plans – (continued)

The following table provides additional information regarding options outstanding under the 2006 Plan as of September 30, 2013 (Unaudited):

	Options Outstanding		Options Exercisable
Exercise Price	Number of Options	WA Remaining Contractual Term	Number of Options	WA Remaining Contractual Term
$1.00 to 1.99	934,876	8.7	435,361	8.1
2.00 to 2.99	287,500	7.8	212,471	7.6
3.00 to 3.99	71,000	4.8	71,000	4.8
4.00 to 4.99	11,500	3.9	11,500	3.9
7.00	135,000	3.7	135,000	3.7
	1,439,876	7.8	865,332	7.0

Stock-based compensation expense was classified as follows in the results of operation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(Unaudited)		(Unaudited)
	2012	2013	2012	2013
Cost of revenue	$12,603	$12,600	$46,839	$40,984
Research and development	17,167	8,075	29,591	26,833
Sales and marketing	11,277	6,493	39,337	19,466
General and administrative	121,466	74,293	568,130	208,023
Totals	$162,513	$101,461	$683,897	$295,306

Thomas Bologna was appointed Chief Executive Officer of the Company on December 21, 2011 and in connection with his appointment, Mr. Bologna was awarded stock options outside of the 2006 Stock Plan. Pursuant to the employment agreement between the Company and Mr. Bologna, dated December 21, 2011, and in reliance on NASDAQ Listing Rule 5636(c), the Company granted Mr. Bologna (i) a stock option to purchase 600,000 shares of the Company’s common stock, which vests monthly over 36 months from the date of grant, subject to his continued employment with the Company, (ii) a stock option to purchase 300,000 shares of the Company’s common stock, which vests in two equal installments on the first day of the 18th and 36th calendar months from the date of grant, subject to his continued employment with the Company, or if earlier, the date on which the 30-day trailing average closing price of the Company’s common stock equals or exceeds $1.80, and (iii) 270,000 shares of restricted common stock of the Company, which vest on the date on which the 30-day trailing average closing price of the Company’s common stock equals or exceeds $2.40. The exercise price of the stock options is $1.20 per share, the closing price of the Company’s common stock on the day prior to the date of grant. The expense recognized in connection with these grants was $104,467 and $44,531 for the three months ended September 30, 2012 and 2013, respectively, and was $440,133 and $133,592 for the nine months ended September 30, 2012 and 2013, respectively. These expense amounts are included in the above table.

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

The following table summarizes these awards to Mr. Bologna:

Type	Grant Date	Number of Awards	Intrinsic Value as of September 30, 2013	Exercise Price	Options Exercisable	Remaining Contractual Term
Restricted Shares of Common Stock	12/21/2011	270,000	$275,400	$—	—	8.2
Options	12/21/2011	600,000	$612,000	$1.20	300,000	8.2
Options	12/21/2011	300,000	$306,000	$1.20	300,000	8.2

During the first quarter of 2012, Mr. Bologna’s stock option award of 300,000 shares met the conditions for vesting in that the 30-day trailing average closing price of the Company’s common stock exceeded $1.80. The Company recognized expense of $129,000 for the vesting of this tranche of options for Mr. Bologna’s stock option awards during the quarter ended March 31, 2012. As of September 30, 2013, the accelerated vesting conditions for the 270,000 restricted shares of common stock had not been met.

8. Common Stock Warrants

The Company issues warrants to purchase common shares of the Company either as compensation for services or as additional incentive for investors who may purchase common stock. The value of warrants issued for compensation is accounted for as a non-cash expense to the Company at the fair value of the warrants issued.

In June 2007, in conjunction with the initial public offering, the Company issued 100,000 warrants to purchase 100,000 shares of its common stock at an exercise price of $7.70 to the underwriters as part of the initial public offering which expired in June 2012. There were no warrants granted during the three and nine months ended September 30, 2012 and 2013.

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

10. Segment Information

The Company operates in a single reporting segment, with an operating facility in the United States.

The following enterprise wide disclosure was prepared on a basis consistent with the preparation of the consolidated financial statements.

The following tables contain certain financial information by geographic area:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Net Revenue:	2012	2013	2012	2013
	(Unaudited)		(Unaudited)
United States	$3,890,842	$3,277,278	$10,310,236	$11,234,719
Europe	893,060	632,168	1,672,387	3,178,393
Japan	619,635	182,830	1,237,565	617,270
	$5,403,537	$4,092,277	$13,220,188	$15,030,382

	December 31, 2012	September 30, 2013
		(Unaudited)
Long-lived assets:
United States	$1,598,607	$2,657,132

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

11. Sale of Common Stock

September 2013 Registered Direct Offering

On September 20, 2013, the Company entered into a definitive agreement with certain institutional investors for the sale of 932,805 shares of its common stock in a registered direct offering at a price of $2.05 per share (the “Offering”). The Offering was completed on September 25, 2013. Gross proceeds of the Offering were $1,902,922. Net proceeds, after deducting the placement agent fee and Offering costs, were approximately $1.7 million.

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

Pursuant to the registration rights agreement, dated March 5, 2010, the Company filed a registration statement with the SEC to register the 3,005,349 shares sold to Lansdowne, Greenway and Paragon for resale, which became effective on May 19, 2010 and which registration statement remained effective as of September 30, 2013.

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

On January 18, 2012, the Company removed the restrictions on 3,658,676 shares purchased by Lansdowne, of which 600,769 related to this offering, and reclassified the shares to common stock from common stock classified outside of equity (deficit). On March 5, 2013, the Company reclassified the remaining shares of common stock from this offering to common stock from common stock classified outside of equity (deficit). Therefore, as of December 31, 2012 and September 30, 2013, a total of $3,092,396 and $0 of common stock was classified outside of stockholders’ equity (deficit), respectively.

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

Pursuant to the registration rights agreements dated February 2, 2012, the Company filed a registration statement with the SEC on April 30, 2012, to register the February Shares for resale. This registration statement became effective on May 17, 2012 and remained effective as of September 30, 2013.

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

As of March 31, 2013, the Company has reclassified all of the February Shares to common stock from common stock classified outside of equity (deficit). Therefore, as of December 31, 2012 and September 30, 2013, a total of $3,183,328 and $0 of common stock was classified outside of stockholders’ equity (deficit), respectively.

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

Pursuant to the September Registration Rights Agreement, the Company filed a registration statement with the SEC on October 26, 2012, to register the September Shares for resale. This registration statement became effective on November 13, 2012 and remained effective as of September 30, 2013.

As of December 31, 2012, the Company has removed the restriction on 3,000,000 of the 8,000,000 September Shares and reclassified the shares to common stock from common stock classified outside of stockholders’ equity (deficit). Therefore, as of December 31, 2012 and September 30, 2013, a total of $5,500,000 of common stock relating to the 5,000,000 remaining restricted September Shares was classified outside of stockholders’ equity (deficit).

Activity in common stock classified outside of stockholders’ equity (deficit) was as follows:

	Number of Shares	Amount
Balance, December 31, 2012	9,561,847	$11,775,724
Issuance of common stock classified outside of stockholders’ equity (deficit)	-	-
Reclassificiation to stockholders’ equity (deficit), excluding offering costs of $110,179 offset against paid-in capital	(4,561,847)	(6,275,724)
Balance, September 30, 2013 (unaudited)	5,000,000	$5,500,000

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

As of December 31, 2012, the Company held certain assets that are required to be measured at fair value on a recurring basis, including its cash and cash equivalents. The fair value of these assets was determined using the following inputs in accordance with ASC 820 at December 31, 2012 and September 30, 2013:

	Fair Value Measurement as of December 31, 2012
	Total	Level 1	Level 2	Level 3
Description	$	$	$	$
Money market accounts (1)	10,000	10,000	—	—

Fair Value Measurement as of September 30, 2013
(Unaudited)
	Total	Level 1	Level 2	Level 3
Description	$	$	$	$
Money market accounts (1)	—	—	—	—

(1)          Included in cash and cash equivalents on the accompanying consolidated balance sheet.

As of December 31, 2012 and September 30, 2013, the Company did not hold any liabilities that are required to be measured at fair value on a recurring basis.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward-Looking Statements

Certain information included or incorporated by reference in this Quarterly Report on Form 10-Q for the period ended on September 30, 2013 contains or may contain forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995, as may be amended from time to time. Statements that are not historical facts, including statements that use terms such as “anticipate,” “believe,” “should,” “expect,” “intend,” “plan,” “project,” “seek” and “will” and that relate to our plans, objectives, strategy and intentions for future operations, future financial position, future revenues, projected costs and prospects are forward-looking statements but not all forward-looking statements contain these identifying words. Forward-looking statements relate to future periods and may, for example, include statements about our expectation that, for the foreseeable future, a significant amount of our revenues will be derived from ResponseDX® product sales; our ability to maintain revenue from pharmaceutical clients; the factors that may impact our financial results; the extent of our net losses and our ability to achieve sustained profitability; our business strategy and our ability to achieve our strategic goals; our expectations regarding revenues from ResponseDX® products; the amount of future revenues that we may derive from Medicare patients; the potential or intent to enter into distribution arrangements; our ability to sustain or increase demand for our tests; our sales forces’ capacity to sell our tests; plans for the development of additional tests; our expectation that our research and development, general and administrative and sales and marketing expenses will increase and our anticipated uses of those funds; our ability to comply with the requirements of a public company; our ability to attract and retain qualified employees; our compliance with federal and state regulatory requirements; the potential impact resulting from the regulation of our tests by the U.S. Food and Drug Administration; the impact of new or changing policies or regulation of our business; our belief that we have filed adequate patent and trademark applications to protect our intellectual property rights; the impact of accounting pronouncements and our accounting policies, estimates, assumptions or models on our financial results; and anticipated challenges to our business.

Forward-looking statements are subject to significant inherent risks and uncertainties that could cause actual results to differ materially from those expected. For us, these risks and uncertainties include, but are not limited to, our ability to develop and commercialize new product without unanticipated delay; the risk that we may not maintain reimbursement for our existing tests or any future tests; the risk that reimbursement pricing may change; the risks and uncertainties associated with the regulation of our tests; our ability to compete; our ability to obtain capital when needed; and our history of operating losses. In light of the risks and uncertainties inherent in all forward-looking statements, including the above, the inclusion of such statements in this Quarterly Report on Form 10-Q for the period ended on September 30, 2013 should not be considered as a representation by us that our objectives, projections or plans will be achieved. These statements are based on current plans, estimates and expectations. Actual results may differ materially from those projected in such forward-looking statements and therefore you should not place undue reliance on them. The forward-looking statements included in this Quarterly Report on Form 10-Q for the period ended on September 30, 2013 speak only as of the date hereof and we expressly disclaim any obligation or undertaking to publicly update any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes to the financial statements included elsewhere in this Quarterly Report on Form 10-Q for the period ended September 30, 2013 and our audited financial statements for the year ended December 31, 2012 included in our Annual Report on Form 10-K for the period ended December 31, 2012 previously filed with the Securities and Exchange Commission.

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

Å	Continued commercialization of our ResponseDX® tests;

Å	Developing additional diagnostic tests for assessing the risk of cancer recurrence, prediction to therapy response and tumor classification in cancer patients; and

Å	Expanding our testing services business by pursuing new technologies through collaborations and in-licensing to expand our business.

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

At present, most cancer treatment regimens are administered without any pre-selection of patients on the basis of their particular genetics. However, recent development of very sensitive molecular technologies has enabled researchers to identify and measure genetic and biochemical factors in patients’ tissues that may predict the probability of success or failure of many currently used anti-cancer agents. In order to increase the chances of a better outcome for cancer patients, we have and continue to expand our development of genetic tests for measuring predictive factors for tumor response in tumor tissue samples. We offer tests for non-small cell lung cancer (“NSCLC”), colorectal cancer (“CRC”) and gastric and gastroesophageal cancer (“GE”), and melanoma cancer patients’ tumor tissue specimens through our ResponseDX: Lung®, ResponseDX: Colon®, ResponseDX: Gastric® and ResponseDX: Melanoma® test suites at our laboratory located in Los Angeles, California, which is certified under the Clinical Laboratory Improvement Amendments of 1988 (“CLIA”). These tests serve to help oncologists make optimal therapeutic decisions for cancer patients. The results from our tests may help oncologists choose among therapies to treat their cancer patients. As of September 30, 2013, our sales team consisted of 23 members located in the West Coast, Midwest, and East Coast areas of the United States.

Diagnostic Tests for Other Cancers

In August 2013, the Company acquired substantially all of the assets of Pathwork Diagnostics, Inc. including its FDA-cleared Tissue of Origin cancer test. The acquired Tissue of Origin test uses a proprietary microarray platform and proprietary software to compare the expression of 2,000 genes in a patient's tumor with a panel of 15 known tumor types that represent 90% of all cancers. The test received FDA clearance in June 2010.

In addition to ResponseDX: Lung®, ResponseDX: Colon®, ResponseDX: Gastric®, ResponseDX: Melanoma®, and the newly acquired Pathwork Tissue of Origin test that we will offer as ResponseDx: TOOTM, we intend to develop and commercialize tests for other types of cancer. In the third quarter of 2013, we added four new tests: MET by FISH, cKit mutation by sequencing, UGT1A1 by sequencing and HER2 mutation by sequencing. We also are identifying genetic profiles of tumors that are more or less responsive to a particular therapy. Following the development of tests to determine the most active therapy regimen for the individual patient at risk, we intend to leverage our relationships in the healthcare industry to market, sell or license these tests as a means for physicians to determine the courses of cancer treatment.

Pursue Additional Collaborations and In-licensing to Expand Our Business

We intend to pursue additional collaborations and services with pharmaceutical companies or in-licensing of products or technologies that will enable us to accelerate the implementation of our plans to expand the services we provide to oncologists and pathologists. We expect to implement this plan by way of licensing of technology and know-how, investments in other companies, strategic collaborations, and other similar transactions. We expect these collaborations to provide us with early access to new technologies available for commercialization.

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

Research and development expenses represented 10.5% and 9.6% of our total operating expenses for the three months ended September 30, 2012 and 2013, respectively, and 13.6% and 9.6% of our total operating expenses for the nine months ended September 30, 2012 and 2013, respectively. Major components of the $426,105 and $391,592 in research and development expenses for the three months ended September 30, 2012 and 2013, respectively, and of the $1,695,851 and $1,136,478 in research and development expenses for the nine months ended September 30, 2012 and 2013, respectively, included supplies and reagents for our research activities, personnel costs, occupancy costs, equipment warranties and service, patent fees, insurance, business consulting and sample procurement costs.

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

In March 2010, the Company entered into a non-exclusive license agreement with GlaxoSmithKline, LLC, which calls for payments to be made to the Company when certain events specified in the agreement occur, specifically GlaxoSmithKline, LLC submitting an application to use the license to the FDA, the FDA approving the application, and issuance of certain patent applications to the Company. The Company has no further obligations related to these events and therefore records the amount due into revenue at the time the event occurs. The Company incurs no additional cost related to these revenues at the time these events occur.

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

The Company has its Medicare provider number which allows it to invoice and collect from Medicare. Invoicing to Medicare is primarily based on amounts allowed by Medicare for the service provided as defined by Common Procedural Terminology (“CPT”) codes. In January 2013, the initial 2013 annual Medicare fee schedule update was announced which included proposed changes to Medicare reimbursement rates that significantly reduced the reimbursement rates for certain of the testing services we provide. The Company participated with other impacted organizations to provide guidance to the local Medicare Administrative Contractor (“MAC”) that may result in adjustments to the proposed reimbursement rates to better reflect the value of the services being performed. As a result of this guidance, the local MAC updated certain pricing through September 2013 which reflected an increase in many of the tests originally priced in January 2013. On October 1, 2013, the Centers for Medicare and Medicaid Services (“CMS”) issued fees for some, but not all, of the CPT codes used by the Company. It is uncertain if continued guidance provided to Medicare and the local MAC by impacted organizations will result in additional fee increases during 2013. If, however, the current level of reduction in reimbursement rates is adopted as is, it may have a material adverse effect on the Company's operations.

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

We performed an analysis that considered our historical patterns of revenue by payor in conjunction with the fluctuations we experienced in the nine months ended September 30, 2013 to arrive at the revenue recorded during 2013. We believe that the changes in CPT codes and pricing that are causing confusion and erratic payment experience in the payor community will take some time to resolve. The time needed for resolution will depend upon Medicare and the local MAC releasing additional pricing changes and potentially, revisions to previously revised prices, and upon the private payor community adopting the new CPT codes and some level of revised pricing. Accordingly, our revenue recognition estimates could be materially affected in future periods as pricing and payments patterns change and develop, and we may be materially affected by future or retroactive price changes.

On July 8, 2013, the Centers for Medicare and Medicaid Services (“CMS”) released a new proposed rulemaking entitled “Medicare Program; Revisions to Payment Policies under the Physician Fee Schedule, Clinical Laboratory Fee Schedule & Other Revisions to Part B for CY 2014”. This proposed rule contains a number of provisions that may adversely impact the level of reimbursement for a variety of tests for which the Company receives reimbursement from the Medicare program beginning in 2014. Among other things, CMS has proposed examining approximately 1,200 laboratory tests that appear on the Clinical Lab Fee Schedule (“CLFS”) over a period of five years to determine whether advances in technology may have reduced the cost of providing such tests and whether or not the level of reimbursement should be revised. The Company is currently performing molecular testing which is reimbursed using CPT codes that fall on the CLFS. CMS has also proposed changing the methodology used to determine reimbursement rates for the technical component of certain tests reimbursed off of the Physician Fee Schedule (“PFS”). Among other provisions, CMS has proposed limiting the Relative Value Units (RVUs) ascribed to the Practice Expense component of their reimbursement formula for tests performed in “Non-Facilities” (which would include most clinical laboratories like the Company) to the RVUs that have been ascribed for the same procedures under the Hospital Outpatient Prospective Payment System, or the Ambulatory Payment Classification (“APC”) system which are used to reimburse “Facilities” (such as hospitals and ambulatory surgery centers). The Company currently performs FISH testing, which may be impacted by this PFS rule change if it is enacted. CMS has not yet proposed any specific rates for 2014 and the Company is examining the potential impact that a reduction in the level of reimbursement for the tests the Company offers may have on its operations. The final CLFS and PFS for 2014 are expected to be issued this month. Although we are unable to quantify the impacts of the proposed rules at this time, if they are enacted with a reduction in the level of reimbursement for the tests the Comany offers, they may have a material adverse impact on the Company.

License Fees

We have licensed technology for the extraction of RNA and DNA from FFPE tumor specimens from the University of Southern California (“USC”) in exchange for royalty fees on revenue generated by use of this technology. These royalties are calculated as a fixed percentage of revenue that we generate from use of the technology licensed from USC. Total license fees expensed in cost of revenue under the royalty agreement with USC were $98,740 and $49,407 for the three months ended September 30, 2012 and 2013, respectively, and were $231,180 and $240,421 for the nine months ended September 30, 2012 and 2013, respectively. We also maintain a non-exclusive license to use Roche Molecular Systems, Inc.’s (“Roche”) polymerase chain reaction (“PCR”), homogenous PCR, and reverse transcription PCR processes. We pay Roche a fixed percentage royalty fee for revenue that we generate through use of this technology. Royalties expensed in cost of revenue under this agreement totaled $105,170 and $47,158 for the three months ended September 30, 2012 and 2013, respectively, and were $249,057 and $221,665 for the nine months ended September 30, 2012 and 2013, respectively.

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

Accounts Receivable and Allowance for Doubtful Accounts

We invoice our pharmaceutical clients as specimens are processed and any other contractual obligations are met. Our contracts with pharmaceutical clients typically require payment within 45 days of the date of invoice. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our clients to make required payments. We specifically analyze accounts receivable and historical bad debts, client credit, current economic trends and changes in client payment trends when evaluating the adequacy of the allowance for doubtful accounts. Account balances are charged-off against the allowance when it is probable the receivable will not be recovered. To date, our clients have primarily been large pharmaceutical companies. Bad debts to date have been minimal and there is no allowance for doubtful accounts for our pharmaceutical revenue at December 31, 2012 and September 30, 2013.

We bill Medicare and private payors (“Private Payors”) for ResponseDX® upon completion of the required testing services. As such, we take assignment of benefits and the risk of collection with Medicare and Private Payors. We continue to monitor the collection history for Medicare and Private Payors. Based on the historical experience for our Medicare and Private Payor accounts, we have determined, based on a detailed analysis, that accounts receivable associated with certain billings are unlikely to be collected. Therefore, we have recorded an allowance for doubtful accounts of $991,990 and $1,159,756 as of December 31, 2012 and September 30, 2013, respectively.

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

Results of Operations

Quarters Ended September 30, 2013 and September 30, 2012

Revenues: Revenues were $4,092,277 for the quarter ended September 30, 2013, as compared to $5,403,537 for the quarter ended September 30, 2012, a decrease of $1,311,260 or 24.3%. The decrease was primarily due to decreases in pharmaceutical revenues of $829,157 or 34.8% and ResponseDX® revenue of $482,103 or 16.0%. ResponseDX® revenue accounted for 62.1% of total revenue for the quarter ended September 30, 2013 compared to 56.0% for the quarter ended September 30, 2012. The decrease in ResponseDX® revenues primarily relates to our continued refocusing of the sales efforts toward larger accounts during 2013 and the correspondingly longer time period required to develop these relationships. Also contributing to the decline were continuing fluctuations in remittance rates from payors due to confusion in the payor community with respect to the new molecular testing CPT codes introduced in 2013. The decrease in pharmaceutical revenues was primarily due to a $500,000 milestone payment received during the quarter ended September 30, 2012 and for which no corresponding payment was received in the current quarter ended September 30, 2013.

Cost of Revenue:   Cost of revenue for the quarter ended September 30, 2013 was $2,740,147 as compared to $2,768,894 for the quarter ended September 30, 2012, a decrease of $28,747 or 1.0%. This change resulted primarily from increases in lab supplies and reagent costs of $101,207 and labor of $199,201 offset by a decrease in fees to Hitachi of $291,728 and royalty expenses of $107,345. Cost of revenues as a percentage of revenues was 67.0% for the quarter ended September 30, 2013, as compared to 51.2% for the quarter ended September 30, 2012 primarily due to the loss in operating efficiencies resulting from a decrease in the volume of testing performed.

Sales and Marketing Expenses:   Sales and marketing expenses were $1,197,717 for the quarter ended September 30, 2013, as compared to $1,195,988 for the quarter ended September 30, 2012, an increase of $1,729 or 0.1%. The change primarily resulted from an increase in personnel costs of $21,124 and travel costs of $37,695 offset by a decrease in ResponseDX® promotional, meeting and advertising expenses of $80,284.

General and Administrative Expenses: General and administrative expenses were $2,500,108 for the quarter ended September 30, 2013, as compared to $2,455,403 for the quarter ended September 30, 2012, an increase of $44,705 or 1.8%. The change resulted primarily from increases in bad debt expense of $98,288 and labor costs and consulting expense of $216,507 and were offset by decreases in legal fees of $117,702 and insurance expense of $26,345.

Research and Development Expenses:   Research and development expenses were $391,592 for the quarter ended September 30, 2013, as compared to $426,105 for the quarter ended September 30, 2012, a decrease of $34,513 or 8.1%. This change resulted primarily from a decrease in lab supplies and reagent costs of $19,588 and labor and consulting expenses of $56,122. We expect research and development expenses to increase as we continue work to develop additional aspects of our technology, introduce new tests and to study diagnostic indicators for various forms of cancer.

Other Income and Expense: Other income and expense primarily represents the interest expense we incur on our revolving credit facility with Silicon Valley Bank and other equipment financing arrangements as well as our realized and unrealized foreign currency exchange gains or losses on our Euro-denominated receivables. Interest expense increased to $25,763 for the three months ended September 30, 2013 compared with $20,497 for the same period in 2012. The increase primarily relates to interest costs associated with equipment financing obtained late in the second quarter of 2013. Realized and unrealized losses on currency exchange rate fluctuations decreased $2,936 for the three months ended September 30, 2013 to $44,923 compared to $47,859 for the same period in 2012.

Net Income/(Loss): As a result of the foregoing, our net loss increased by $1,302,638, or 92.0%, to $2,718,126 for the three months ended September 30, 2013 as compared to a net loss of $1,415,488 for the three months ended September 30, 2012.

Nine Months Ended September 30, 2013 and September 30, 2012

Revenues:  Revenues were $15,030,382 for the nine months ended September 30, 2013, as compared to $13,220,188 for the nine months ended September 30, 2012, an increase of $1,810,194 or 13.7%. The increase was primarily the result of higher pharmaceutical revenue by $1,789,710 or 28.9%. Also, ResponseDX® revenue increased by $20,484 or 0.2%. The increase in pharmaceutical revenues is primarily related to additional business with GSK Bio and Abbott Laboratories.

Cost of Revenue:   Cost of revenue for the nine months ended September 30, 2013 was $7,981,835 as compared to $7,895,870 for the nine months ended September 30, 2012, an increase of $85,965 or 1.1%. This change resulted primarily from increases in lab supplies and reagent costs of $580,999, personnel costs of $121,405 and depreciation of $116,760 offset by decreases in fees owed to Hitachi of $526,823 and consultant fees of $206,707. Cost of revenues as a percentage of revenues was 53.1% for the nine months ended September 30, 2013, as compared to 59.7% for the nine months ended September 30, 2012 primarily due to continued focus on creating cost efficiencies within our laboratory operations.

Sales and Marketing Expenses:   Sales and marketing expenses were $3,961,712 for the nine months ended September 30, 2013, as compared to $4,145,115 for the nine months ended September 30, 2012, a decrease of $183,403 or 4.4%. Sales and marketing activities for ResponseDX® had reduced expenditures for promotional events, including speaker fees, printing and advertising, of $270,078, offset by higher personnel costs of $62,995 and travel of $66,265.

General and Administrative Expenses:  General and administrative expenses were $6,744,542 for the nine months ended September 30, 2013, as compared to $6,671,893 for the nine months ended September 30, 2012, an increase of $72,649 or 1.1%. This change resulted primarily from an increase in bad debt expense of $609,472 offset by decreases in legal fees of $232,755, computer and network services and repairs of $134,996, telecommunications expense of $72,646, insurance of $58,783, accounting and audit fees of $43,077, public relations of $36,977 and personnel costs of $20,197.

Research and Development Expenses:   Research and development expenses were $1,136,478 for the nine months ended September 30, 2013, as compared to $1,695,851 for the nine months ended September 30, 2012, a decrease of $559,373 or 33.0%. This change resulted primarily from decreased reagent costs of $330,364, legal costs of $92,407, personnel and consulting expenses of $84,536 and depreciation and amortization of $38,333. We expect research and development expenses to increase as we continue to develop new assays.

Other Income and Expense: Other income and expense primarily represents the interest expense we incur on our revolving credit facility with Silicon Valley Bank and other equipment financing arrangements as well as our realized and unrealized foreign currency exchange gains or losses on our Euro-denominated receivables. Interest expense was $65,949 for the nine months ended September 30, 2013, relatively consistent with $66,556 for the same period in 2012. Realized and unrealized gains from currency exchange rate fluctuations were $20,503 for the nine months ended September 30, 2013 compared to a loss of $14,666 for the same period in 2012.

Income Taxes:   As of September 30, 2013 and 2012, we have incurred substantial losses and have generated no taxable income. Therefore, a full valuation allowance has been recorded for the deferred tax assets since we do not believe the recoverability of the deferred income tax assets in the near future is more likely than not.

Net Income/(Loss): As a result of the foregoing, our net loss decreased by $2,430,154, or 33.4%, to $4,839,585 for the nine months ended September 30, 2013 as compared to a net loss of $7,269,739 for the nine months ended September 30, 2012.

Liquidity and Capital Resources

We incurred net losses of $7,269,739 and $4,839,585 during the nine months ended September 30, 2012 and 2013, respectively. Since our inception in September 1999, we have incurred cumulative losses and as of September 30, 2013, we had an accumulated deficit of $62,116,248. We have not yet achieved profitability and anticipate that we will likely incur additional losses for the next year. We cannot provide assurance as to when we will achieve profitability. We expect that our cash and cash equivalents will be used to fund our selling and marketing activities primarily related to our ResponseDX® tests, research and development, and general corporate purposes. As a result, we will need to generate significant revenues to achieve profitability

The Company’s current operating plan includes various assumptions concerning the level and timing of cash receipts from sales and cash outlays for operating expenses and capital expenditures.  The Company’s ability to successfully carry out its business plan is primarily dependent upon its ability to (1) obtain sufficient additional capital at acceptable costs, (2) attract and retain knowledgeable workers, and (3) generate significant revenues. At this time, the Company expects to satisfy its future cash needs primarily through additional financing and/or strategic investments. The Company is currently seeking such additional financing and/or strategic investments; however, there can be no assurance that any additional financing or strategic investments will be available on acceptable terms, if at all. If the Company is unable to timely and successfully raise additional capital and/or achieve profitability, it will not have sufficient capital resources to implement its business plan or continue its operations, and the Company will most likely be required to reduce certain discretionary spending, which could have a material adverse effect on the Company’s ability to achieve its intended business objectives. No adjustments have been made to the accompanying financial statements to reflect any of the matters discussed above. The consolidated financial statements have been prepared on the basis that the Company will continue as a going concern.

The Company is a party to a line of credit agreement with Silicon Valley Bank (the “Bank”) entered into on July 14, 2011, as last amended on March 7, 2013. The line of credit is collateralized by the Company’s pharmaceutical and Medicare receivables and the amended maximum amount that can be borrowed from the credit line is $2,000,000. As of September 30, 2013, the amount the Company can draw from the credit line was equal to the lesser of (i) the Company’s calculated borrowing base, which was 80% of certain of the Company’s accounts receivables, or (ii) the amount available under the credit line. As needed from time to time, the Company may draw on this line for use for general corporate purposes. The line of credit is subject to various financial covenants and we may fail to comply with these financial covenants due to, for example, the Company’s calculated borrowing base for a covered period decreasing below a level that the Company is in an over-advance position in which case, the Company will be required to repay any outstanding amounts greater than the calculated borrowing base for such covered period back to the Bank immediately. The Company will be able to draw down on the credit line again with respect to such paid back amount once the Company is in compliance with the borrowing base requirement. As of September 30, 2013, the Company was not in compliance with one of the financial covenants under the credit agreement, and the Bank waived the covenant violation.

In addition, we expect to use our capital to fund research and development, to make capital expenditures to keep pace with the expansion of our research and development programs, and to scale up our commercial operations. The amount and timing of actual expenditures may vary significantly depending upon a number of factors, such as the progress of our product development, regulatory requirements, commercialization efforts, and the amount of cash used by operations. We expect that we will continue to generate revenue through our pharmacogenomic testing services and ResponseDX® testing services that we provide to pharmaceutical clients and to the users of our ResponseDX® testing services which include oncologists, pathologists, hospitals, and cancer care centers. These revenues are not guaranteed and are not expected to substantially offset the costs associated with our expansion efforts.

Sales of Common Stock

Under the Company’s Articles of Incorporation, the Company has one class of common stock and its holders have no preemptive, subscription, redemption or conversion rights. As described below and in Note 11 in the notes to Consolidated Financial Statements, the Company sold shares of its common stock in two private placements which closed during the first and third quarters of 2012. In connection with each of these offerings, the Company entered into registration rights agreements with the purchasers of the common shares which give such purchasers certain registration rights. In addition, as described below and in Note 11 in the notes to the Consolidated Financial Statements, the Company sold shares of its common stock in a registered direct offering in the third quarter of 2013.

September 2013 Registered Direct Offering

On September 20, 2013, the Company entered into a definitive agreement with certain institutional investors for the sale of 932,805 shares of its common stock in a registered direct offering at a price of $2.05 per share (the "Offering"). The Offering was completed on September 25, 2013. Gross proceeds of the Offering were $1,902,922. Net proceeds, after deducting the placement agent fee and Offering costs, were approximately $1.7 million.

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

Pursuant to the registration rights agreement, dated March 5, 2010, the Company filed a registration statement with the SEC to register the 3,005,349 shares sold to Lansdowne, Greenway and Paragon for resale, which became effective on May 19, 2010 and which registration statement remained effective as of September 30, 2013.

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

On January 18, 2012, the Company removed the restrictions on 3,658,676 shares purchased by Lansdowne, of which 600,769 related to this offering, and reclassified the shares to common stock from common stock classified outside of equity (deficit). On March 5, 2013, the Company reclassified the remaining shares of common stock from this offering to common stock from common stock classified outside of equity (deficit). Therefore, as of December 31, 2012 and September 30, 2013, a total of $3,092,396 and $0 of common stock was classified outside of stockholders’ equity (deficit), respectively.

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

Pursuant to the registration rights agreements dated February 2, 2012, the Company filed a registration statement with the SEC on April 30, 2012, to register the February Shares for resale. This registration statement became effective on May 17, 2012 and remained effective as of September 30, 2013.

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

As of March 31, 2013, the Company has reclassified all of the February Shares to common stock from common stock classified outside of equity (deficit). Therefore, as of December 31, 2012 and September 30, 2013, a total of $3,183,328 and $0 of common stock was classified outside of stockholders’ equity (deficit), respectively.

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

Pursuant to the September Registration Rights Agreement, the Company filed a registration statement with the SEC on October 26, 2012, to register the September Shares for resale. This registration statement became effective on November 13, 2012 and remained effective as of September 30, 2013.

As of December 31, 2012, the Company has removed the restriction on 3,000,000 of the 8,000,000 September Shares and reclassified the shares to common stock from common stock classified outside of stockholders’ equity (deficit). Therefore, as of December 31, 2012 and September 30, 2013, a total of $5,500,000 of common stock relating to the 5,000,000 remaining restricted September Shares was classified outside of stockholders’ equity (deficit).

Comparison of Cash Flows for the Nine Months Ended September 30, 2012 and 2013

As of September 30, 2012, we had $10,839,201 in cash and cash equivalents, working capital of $10,226,072 and an accumulated deficit of $56,789,324. As of September 30, 2013, we had $4,589,501 in cash and cash equivalents, working capital of $7,891,676 and an accumulated deficit of $62,116,248.

Cash flows provided by operating activities

During the nine months ended September 30, 2013, the Company used cash flows in operating activities of $5,462,854 compared to $6,489,572 used in the nine months ended September 30, 2012. The decrease in cash used in operating activities of $1,026,718 was due mainly to a reduction in the net loss from $7,269,739 for the nine months ended September 30, 2012 to $4,839,585 for the nine months ended September 30, 2013. Other items that impacted cash flows from operating activities include increases in accounts receivable, prepaid expenses, accrued expenses, royalties and payroll-related liabilities and decreases in accounts payable and deferred revenue.

The increase in accounts receivable related mainly to increases in Medicare and Private Payor receivables resulting from the recent changes to the molecular codes used for billing. It is anticipated that these billings will take longer to collect in the short-term as a result of these recent changes.

Cash flows used in investing activities

Net cash used in investing activities was $726,754 for the nine months ended September 30, 2012 and $579,409 for the nine months ended September 30, 2013. The reduction in cash used in investing activities was primarily attributable to the purchase of laboratory information management software during the nine months ended September 30, 2012 offset by the purchase of the Pathwork assets during the nine months ended September 30, 2013.

Cash flows used in financing activities

Cash flows from financing activities for the nine months ended September 30, 2012 provided net cash of $16,355,626 primarily due to the sale of common stock. Cash flows from financing activities for the nine months ended September 30, 2013 provided net cash of $1,592,854 primarily due to the sale of common stock.

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

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

RESPONSE GENETICS, INC.

DATE: November 14, 2013	By:	/s/ Thomas A. Bologna
Thomas A. Bologna
Chief Executive Officer (Principal Executive Officer)

DATE: November 14, 2013	By:	/s/ Kevin R. Harris
Kevin R. Harris
Chief Financial Officer (Principal Financial Officer)

