Form 10-K
period 2013-12-31
RESPONSE GENETICS INC
filed 2014-03-31
CIK 1124608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ______

Commission file number 1-33509

RESPONSE GENETICS, INC.
(Exact name of registrant as specified in its charter)

Delaware	11-3525548
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1640 Marengo St., 7th Floor
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting Company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant was $15,041,861 as of June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter. Such aggregate market value was computed by reference to the closing price of the common stock of $1.52 per share as reported on the Nasdaq Capital Market on June 28, 2013.

The number of shares of the registrant’s common stock outstanding as of March 21, 2014 was 38,728,196.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

Forward-looking statements are subject to significant inherent risks and uncertainties that could cause actual results to differ materially from those expected. For us, these risks and uncertainties include, but are not limited to, the risks related to our business and industry set forth in our Prospectus Supplement filed with the SEC on December 13, 2013 supplementing our Prospectus, with an effective date of January 6, 2011 (Registration No. 333-171266), and incorporated herein by reference, our ability to develop and commercialize new products without unanticipated delay; the risk that we may not maintain reimbursement for our existing tests or any future tests; the risk that reimbursement pricing may change; the risks and uncertainties associated with the regulation of our tests; our ability to compete; our ability to obtain capital when needed; and our history of operating losses. In light of the risks and uncertainties inherent in all forward-looking statements, including the above, the inclusion of such statements in this Annual Report on Form 10-K should not be considered as a representation by us that our objectives, projections or plans will be achieved. These statements are based on current plans, estimates and expectations. Actual results may differ materially from those projected in such forward-looking statements and therefore you should not place undue reliance on them. The forward-looking statements included in this Annual Report on Form 10-K speak only as of the date hereof. We undertake no obligation to publicly update forward-looking statements to reflect new information, events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Our proprietary technologies enable us to reliably and consistently extract ribonucleic acid (“RNA”) and deoxyribonucleic acid (“DNA”) from tumor specimens that are stored as formalin-fixed and paraffin-embedded (“FFPE”) specimens and thereby to analyze genetic information contained in these tissues. Our technologies also enable us to use the FFPE patient biopsies for the development of diagnostic tests.

We file our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports and other information with the Securities and Exchange Commission (the “SEC”). Copies of these reports are also available through our website at www.responsegenetics.com. We also post copies of our press releases on our corporate website.

Our Approach

Clinical studies have shown that not all cancer therapy works effectively in every patient, and that a number of patients receive therapy that has no benefit to them and may potentially even be harmful. Our goal is to provide cancer patients and their physicians with a means to make informed, individualized treatment decisions based on genetic analyses of tumor tissues. We are focusing our efforts in the following areas:

•	Continued commercialization of our ResponseDX® tests;

•	Broadening our offerings with the introduction of the former Pathwork Diagnostics Tissue of Origin test that was acquired when we purchased the Pathwork Diagnostics assets in August of 2013;

•	Enhancing our capabilities in the way we deliver our services to oncologists and pathologists. In late 2013, the Company introduced its TC/PC system to competitively offer its services to pathologists;

•	Developing additional diagnostic tests for predicting therapy response and determining the diagnosis and prognosis of solid tumors in cancer patients;

•	Expanding our testing services business by pursuing new technologies through collaborations and in-licensing to expand our business; and

•	Selectively building our pharmaceutical services business.

Our technologies enable us to reliably and consistently extract the nucleic acids, ribonucleic acid (“RNA”) and deoxyribonucleic acid (“DNA”), from tumor specimens that are stored as formalin-fixed and paraffin-embedded specimens and thereby to analyze genetic information contained in these tissues. This is significant because the majority of patients diagnosed with cancer have a tumor biopsy sample stored in paraffin, while only a small percentage of patients’ tumor specimens are frozen. Our technologies also enable us to use the FFPE patient biopsies for the development of new diagnostic tests.

ResponseDX®

The outcome of cancer therapy is highly variable due to genetic differences among the tumors in cancer patients. Some patients respond well with tumor shrinkage and increase in life span. Other patients do not obtain benefit from the same therapy and may actually experience toxic side effects, psychological trauma and delay in effective treatment.

Until recently, most cancer treatment regimens were administered without any pre-selection of patients on the basis of the particular genetics of their tumor. However, advances in molecular technologies have enabled researchers to identify and measure genetic factors in patients’ tumors that may predict the probability of success or failure of many anti-cancer agents. In order to increase the chances of a better outcome for cancer patients, we offer and continue to expand our offering of tests for measuring predictive factors for therapy response in tumor tissue samples. We provide tests for non-small cell lung cancer (“NSCLC”), colorectal cancer (“CRC”), gastric and gastroesophageal cancer (“GE”), melanoma and thyroid cancer, and breast cancer patients’ tumor tissue specimens through our ResponseDX: Lung®, ResponseDX: Colon®, ResponseDX: Gastric®, ResponseDX: Melanoma®, ResponseDX: ThyroidTM and ResponseDX: BreastTM test suites at our laboratory located in Los Angeles, California, which is certified under the Clinical Laboratory Improvement Amendments of 1988 (“CLIA”). These tests serve to help oncologists make optimal therapeutic decisions for cancer patients. The results from our tests may help oncologists choose among therapies to treat their cancer patients.

In August 2013, the Company acquired substantially all of the assets of Pathwork Diagnostics, Inc. including its FDA-cleared Tissue of Origin cancer test. This newly acquired test was launched commercially by the Company in February 2014 as the ResponseDX: Tissue of OriginTM test. The ResponseDX: Tissue of OriginTM test is a microarray-based gene expression test that aids in identifying challenging tumors, including metastatic, poorly differentiated, and undifferentiated cancers. The ResponseDX: Tissue of Origin TM test uses a proprietary microarray platform and proprietary software to compare the expression of 2,000 genes in a patient's tumor with a panel of 15 known tumor types that represent 90% of all cancers. The test received FDA clearance in June 2010.

As of December 31, 2013, our ResponseDX® sales team, including the management thereof, consisted of 21 members located in the West, Southeast, and Northeast areas of the United States.

Tests Launched

During 2013, we added four additional tests to our ResponseDX® offering: HER2 mutation detection, KIT mutation detection, MET FISH and UGT1A1 SNP. In addition, we expanded our suite of profiles to include ResponseDX: ThyroidTM.

HER2 Mutation Detection

In September of 2013, we launched testing for HER2 mutations in non-small cell lung cancer (“NSCLC”). Activating mutations within the tyrosine kinase domain of the HER2 gene exist within a subset of NSCLC patients, and recent clinical studies suggest that NSCLC patients carrying these mutations may benefit from HER2-targeting therapies such as trastuzumab and afatinib. Our Sanger sequencing based HER2 mutation detection test can be performed for patients for whom we have stored a residual nucleic acid sample. We believe the Company was the first commercial organization to offer HER2 mutation detection testing for lung cancer.

cKIT Mutation Detection

In September of 2013, we also began offering cKIT mutation detection in our ResponseDX: Melanoma® and ResponseDX: Gastric® panels. The Company’s cKIT assay is a Sanger sequencing based test aimed to identify cKIT mutations, which are believed to be a major oncogenic event in melanoma and gastrointestinal stromal tumors (“GIST”). Imatinib (Gleevec®), an oral tyrosine kinase inhibitor initially developed for treatment of chronic myelogenous leukemia, has been shown to inhibit cKIT. Mutations in cKIT have been proven to be predictive of response to imatinib and other drugs for both GIST and melanoma. Sunitinib, another tyrosine kinase inhibitor that targets cKIT, is approved for use with imatinib-resistant GIST, among other tumor types.

MET gene amplification (FISH)

Amplification of MET is associated with poor patient prognosis in NSCLC, brain, breast, colorectal, gastric, and head and neck carcinomas, and associated with resistance to radiotherapy in NSCLC patients and with resistance to anti-EGFR therapies in both colorectal and lung carcinomas. In addition, the most recent National Comprehensive Cancer Network (“NCCN”) guidelines for NSCLC recognize MET amplification as a driver event in NSCLC for which a targeted agent (crizotinib) is available. In September 2013, the Company introduced a FISH test for MET gene amplification which replaces our previous RNA expression assay for cMET.

UGT1A1 Test

In September, 2013, we added UGT1A1 testing to our ResponseDX: Colon® panel. UGT1A1 is the primary enzyme for the clearance of the chemotherapy drug irinotecan, which is administered to metastatic colorectal cancer (“CRC”) patients. Certain polymorphisms in the UGT1A1 gene are associated with increased potential for adverse clinical outcomes upon treatment with irinotecan, including neutropenia and elevated levels of diarrhea, and the U.S. Food and Drug Administration (“FDA”) provides guidelines on prescribing irinotecan based on UGT1A1 genotyping prior to therapy. Response Genetics’ UGT1A1 test was developed and validated for FFPE tissue so that it could be performed on the same sample type and contemporaneously with the other analyses for molecularly targeted therapy that the Company offers for CRC.

During 2012, we added five additional tests to our ResponseDX® offering: ROS1 FISH, ROS1 RT-PCR, c-MET, HER2 FISH and VEGFR2. In addition, we made our NRAS assay available to our ResponseDX: Melanoma® offering after publications showed that NRAS mutational status may be predictive for BRAF inhibitor response in metastatic melanoma patients.

Methodologies used in Our Testing Services

PCR

A number of our tests are based on the polymerase chain reaction (“PCR”), which is a sensitive, precise and reliable technology that gives numerical values that are not dependent on subjective interpretations. We developed and extensively validated technology to perform quantitative PCR analysis of gene expressions in formalin-fixed paraffin embedded (“FFPE”) tumor tissues. We have used our technological expertise in many projects for the pharmaceutical industry and for many collaborative scientific studies. The benefit of our capability for patients is that in many cases, no tissue samples other than the pre-treatment diagnostic are required for biomarker analysis.

FISH

Our laboratory offers Fluorescence in situ hybridization (“FISH”) technology tests, which may be used to determine whether specific genes, loci or regions are present or if deletions, duplications, amplifications or other structural rearrangements have occurred.

Tech-Only FISH Service Launched

In August of 2013, we launched a partnership program with our pathology clients who wish to analyze and report the results of FISH tests. The program has as its centerpiece a state-of-the-art fluorescence slide scanning system that converts stained FISH slides into high-resolution digitized images that can be interrogated as deeply and intuitively as through traditional microscopy. The scanning system is interfaced with the Company’s portal that clients use to access testing status and reports for their patients. Pathologists who participate in our program are able to perform the professional component (“PC”) of FISH tests, provide the results of those analyses on customized reports, and bill for that service after the Company provides the technical component (“TC”) of each test.

The program was designed with maximum flexibility for participating pathologists to use it for the tests and/or cases of their choice, including both translocation and amplification tests. The Company also continues to provide “global” (both TC and PC) FISH services, and our partner pathologists can select from these options as best fits their preferences. At the inception of the program in 2013, four tests were included (ALK, ROS1, HER2, MET); we recently added RET and FGFR1, which we believe make our Tech-Only FISH offering the broadest in the industry for solid tumor testing.

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

ResponseDX: Lung®, ResponseDX: Colon®, ResponseDX: Gastric®, ResponseDX: Melanoma®, ResponseDX: ThyroidTM and ResponseDX: BreastTM

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

ResponseDX: Lung® comprises tests grouped into “Driver”, “Expanded Driver” and “Academic” profiles. The Driver profile includes: EGFR mutational analysis, ALK FISH, and ROS1 FISH. The Expanded Driver profile includes the tests in the Driver profile plus BRAF, RET (FISH), MET (FISH) and HER2 mutational analysis. The Academic profile includes the tests in the Expanded Driver profile plus ERCC1 expression, RRM1 expression, TS expression, c-Met expression, PI3 Kinase mutational analysis and FGFR1 (FISH). In addition, the Company also offers RT-PCR tests for EML4-ALK and ROS1 for customers who wish to order them instead of their FISH counterparts.

ResponseDX: Colon® comprises eleven tests grouped into a “Driver” profile and an “Academic” profile. The Driver profile includes: KRAS mutational analysis, BRAF mutational analysis, and MSI. The Academic profile includes the tests in the Driver profile plus ERCC1 expression, NRAS mutational analysis, PI3 Kinase mutational analysis, EGFR expression, TS expression, MET FISH, VEGFR2 expression, and UGT1A1.

ResponseDX: Gastric® comprises four tests: ERCC1 expression, TS expression, cKIT and HER2 amplification.

ResponseDX: Melanoma® comprises BRAF mutational analysis, cKIT and NRAS mutational analysis.

ResponseDX: ThyroidTM comprises: BRAF, RET (FISH), KRAS and NRAS.

ResponseDX: BreastTM comprises: HER2 (FISH), ER (IHC) and PR (IHC).

Furthermore, EGFR, KRAS, BRAF, PI3 Kinase and HER2 mutation, HER2amplification, cKIT, cKIT, NRAS, RET (FISH) and MET (FISH) can be analyzed in various other tumor types. Therefore, we are also offering these tests in other tumor types. Physicians are ordering our tests to also determine whether patients may benefit from a clinical trial of a new agent.

We have developed assays for the targets comprising the ResponseDX® profiles for use in our CLIA lab. Assay development of these tests was done through appropriate validation procedures which determine the accuracy, sensitivity, specificity and other characteristics of each test. Our experience in this area allows us to continue to develop additional tests for these and other ResponseDX® profiles.

Sales, Marketing and Client Services for ResponseDX® tests

We offer our ResponseDX® testing services nationwide. Our primary sales market includes community based oncologists, pathologists, physician offices and hospitals. Selling diagnostic testing services of cancer requires a knowledgeable and skilled sales force that can help oncologists and pathologists understand the value of our testing services. Our sales representatives generally have previous sales experience in the oncology field, including pharmaceutical sales experience, medical diagnostic services market, or laboratory services market and have knowledge of community-based hospitals and oncology practices. Our sales force is compensated through a combination of salaries, commissions based upon actual sales performance and incentives from time to time, all at levels commensurate with each individual’s qualifications, performance and responsibilities.

As of December 31, 2013, our sales team was comprised of 21 members including our Vice President of Sales. Our sales force is organized into three regions. We have a Regional Sales Director in each region that trains, develops sales territories and supports the account executives in his or her region. We will continue to develop our sales team as appropriate. Our sales strategy focuses on expanding the ResponseDX® testing services while acquiring new customers. Our sales approach is designed to understand our current and potential customers’ needs and to provide the appropriate solutions from our expanding range of diagnostic services.

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

Our Strategy

Research & Development

Research and development is crucial to the Company’s development as we seek to expand our series of diagnostic tests for cancer patients. Our research and development expenses were $2,128,610 and $1,606,662 for the years ended December 31, 2012 and 2013, respectively, representing 11.4% and 8.1% of our total operating expenses for the years ended December 31, 2012 and 2013, respectively. Major components of our research and development expenses include supplies and reagents for our research activities, personnel costs, occupancy costs, equipment warranties and service, patent fees, insurance, business consulting and sample procurement costs. We expect research and development expenses to increase as we work to develop additional aspects of our technology and to study diagnostic indicators for various forms of cancer. The following section contains further information regarding our research and development strategy and goals.

Expansion of our ResponseDX® diagnostic test panels

Our research and development activities primarily relate to the development and validation of diagnostic tests in connection with our ResponseDX® diagnostic services. In 2014, we plan to build out our product offering to include a Response DX® Glioma profile as well as additional tests in our existing panels.

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

Providing Accurate and High Quality Results - Quality Assurance Program

The quality of our diagnostic testing services is important to us and our clients. In order to deliver accurate and high quality results, we have established a quality management system in compliance with regulations and standards such as those set by the College of American Pathologists (“CAP”), the Clinical Laboratory Improvement Amendments of 1988 (“CLIA”), Good Clinical Laboratory Practices (“GCLP”), and Good Laboratory Practice (“GLP”) for our laboratory operations. This program is designed to utilize both external and internal resources to monitor the quality of our laboratory operations. For example, we participate in external quality surveillance programs, including ongoing proficiency testing programs administered CAP. CAP is an independent, non-governmental organization of board-certified pathologists which accredits, on a voluntary basis, laboratories. CAP has been deemed by the Centers for Medicare and Medicaid Services (“CMS”), which is charged with administering CLIA, as an accrediting agency to inspect clinical laboratories to determine adherence to the standards of CLIA. Our most recent CAP inspection was successfully completed in August of 2012.

License Agreement with the University of Southern California (“USC”)

In April 2000, as amended in June 2002 and April 2005, we entered into a license agreement with USC, pursuant to which USC granted us a worldwide, exclusive license with the right to sublicense, the patents for nucleic acid extraction methodologies (“RGI-1”) and related technology, for use in human and veterinary diagnostic laboratory services, the sale of clinical diagnostic products, and the sale of research products to the research community. We are obligated under the agreement to use best efforts to work toward the commercialization of the licensed technology. USC retains the right under the agreement to use the technology for research and educational purposes. In consideration for this license, we agreed to pay USC royalties based on a percentage of net sales of products or services that make use of RGI-1 and related technology, and to meet a certain minimum in royalty payments. Royalty expense, included in the cost of revenue section of the accompanying consolidated statement of operations, for the years ended December 31, 2012 and 2013 was $332,504 and $305,616, respectively.

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

Roche retains all proprietary rights to the licensed technologies and our non-exclusive license is limited to the use of the technology as described above. Under this agreement, neither party is obligated to defend any proprietary rights against third parties for infringement. In consideration for this license, we are obligated to pay royalties to Roche, based on a percentage of net sales of products or services that make use of the PRC Processes. Royalty expense relating to this agreement, included in the cost in revenue section of the accompanying consolidated statement of operations, amounted to $336,285 and $280,325 for the years ended December 31, 2012 and 2013, respectively.

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

The Company and Taiho entered into an amendment to the agreement effective January 1, 2013 that extended the term through December 31, 2013. Under the amended agreement, the Company received a minimum aggregate of $950,000 for testing services provided to Taiho in Japan on a non-exclusive basis from January 1 to December 31, 2013. Revenue recognized under this agreement for the years ended December 31, 2012 and 2013 was $1,193,425 and $950,000, respectively.

Services Agreement with GlaxoSmithKline, LLC formerly known as SmithKline Beecham Corporation (d.b.a. GlaxoSmithKline) (“GSK”)

In January 2006, the Company entered into a master services agreement with GSK, a leading pharmaceutical manufacturer, pursuant to which the Company provides services in connection with profiling the expression of various genes from a range of human cancers. Under the agreement, the Company will provide GSK with testing services as described in individual protocols and GSK pays the Company for such services based on the pricing schedule established for each particular protocol. GSK is obligated to make minimum annual payments to the Company under the agreement and also was obligated to make a non-refundable upfront payment to the Company, to be credited against work undertaken pursuant to the agreement. The timing of the recognition of these amounts is dependent upon when GSK submits the specimens for testing. In December 2008, the Company amended and restated its master services agreement with GSK and extended the term of the agreement for a two-year period, with the option for the parties to extend the agreement for additional one-year periods at the end of the term, upon their mutual written agreement. In addition, we became a preferred provider to GSK and its affiliates of genetic testing services on a fee-for-service basis and, in anticipation of the services to be provided, GSK agreed to make a non-refundable upfront payment.

The Company recognized revenue of $1,280,704 and $1,134,366 relating to the GSK agreement for the years ended December 30, 2012 and 2013, respectively.

Non-Exclusive License Agreement with GSK

In March 2010, the Company entered into a non-exclusive license agreement with GSK. Under the agreement, the Company granted GSK a non-exclusive, sublicenseable license to its proprietary PCR analysis technology and diagnostic expertise to assess BRAF gene mutations in human tumor samples. As part of the agreement, the Company received a non-refundable technology access fee in consideration for the transfer of the Company’s technology to GSK. The agreement also contains milestone provisions which allow the Company to earn up to three further payments from GSK for activities solely performed by GSK (all of which have been earned as of December 31, 2013). During the third quarter of 2012, the Company earned and recorded as revenue the first $500,000 milestone payment from GSK. In May 2013, the Company earned and recorded as revenue the second milestone payment under the agreement of $500,000.  In December 2013, the Company earned and recorded as revenue the third and final $500,000 milestone payment under the terms of the agreement.  The aggregate of $1.5 million of milestone payments are included in the GSK agreement revenue discussed above.

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

The Company recognized revenue of $3,241,211 and $3,534,619 relating to the services performed for GSK Bio for the years ended December 31, 2012 and 2013, respectively.

GSK and GSK Bio are significant customers that together constitute more than 10% of the Company’s revenue.

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

This agreement had an initial term of five years, with an automatic renewal for an additional three-year term unless either party gives 90 days’ notice in advance of the renewal date of its intent not to renew. As neither party gave notice of intent not to renew, the agreement has automatically renewed for a successive three year period. Pursuant to the agreement, SBC receives a percentage of the gross margin, as defined in the agreement, collected from the Company’s clients in China as compensation for its testing services performed. For the years ended December 31, 2012 and 2013, testing services totaled $15,355 and $35,027, respectively.

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

The collaboration agreement had an initial term expiring on June 30, 2010, with an automatic renewal for one year at the end of the original period under the same terms and conditions. Pursuant to the agreement, Hitachi performed certain testing services and received a percentage of the revenue collected from the Company's clients in the Territory which totaled $526,823 and $0 for the years ended December 31, 2012 and 2013, respectively. Due to the closing of Hitachi’s applicable facility in the Territory, the Company and Hitachi agreed to terminate this agreement effective September 30, 2012.

Intellectual Property

We rely on a combination of patents, trade secret, copyright and trademark laws, license agreements, nondisclosure and other contractual provisions and technical measures to protect our intellectual property rights in our products, technology and processes. We have proprietary rights in several areas as further described below.

First, we exclusively license from USC the use of the RGI-1 extraction methodologies and related technologies, which have been patented in the United States and a number of other jurisdictions, including Australia, Austria, Belgium, Canada, China, Denmark, France, Germany, Hong Kong, Ireland, Israel, Italy, Luxembourg, Mexico, The Netherlands, Norway, Russia, South Korea, Spain, Sweden, Switzerland and the United Kingdom. Currently, this exclusive license includes seven United States patents claiming methods related to this technology. We use these proprietary methods when meeting our contractual obligations with various clients and when developing diagnostic tests for cancer. Our USC licensed patents are scheduled to expire between December 2019 and December 2020.

In addition, we maintain a non-exclusive license to use certain of Roche’s PCR, homogenous PCR and reverse transcription PCR processes. The Roche licensed patents which are still active in the United States began expiring in October 2013 and expire through October 2017.

Next, we have identified and are in the process of identifying tumor response markers, which provide an indication of an anti-cancer drug’s effectiveness or ineffectiveness based upon the level of such determinant in a particular tumor. We intend to protect these proprietary developments to the extent allowable under current law. We have obtained patents claiming methods and products and have patent applications pending that claim methods and products related to certain tumor response markers in the United States and in a number of other jurisdictions, including Australia, Austria, Belgium, Canada, France, Germany, Hong Kong, Ireland, Italy, Japan, Korea, Liechtenstein, The Netherlands, New Zealand, Spain, Sweden, Switzerland, Taiwan and the United Kingdom. We hold issued patents relating to tumor response markers which run until 2021 to 2024, and hold pending patent applications filed in 2001, 2002 or as recently as 2012. For example, we have patented methods related to quantifying expression of response markers from tumor tissue, which provide guidance in determining appropriate chemotherapeutic regimens for patients that are candidates for treatment with particular chemotherapies. Currently, we have fourteen United States patents that relate to certain aspects of our proprietary technology as it applies to certain tumor markers. Such markers include thymidylate synthase (TS), dihydropyrimidine dehydrogenase (DPD), excision repair gene CC1 (ERCC1), glutathione-s transferase pi (GST-p), epidermal growth factor receptor (EGFR) and HER2/neu gene, though our patents are not directed to all aspects of expression of such markers and may not preclude competition from others concerning such markers. We use some of our patented methods in fulfilling certain of our contractual obligations with various clients. We have also licensed the use of our patents related to certain markers and technology know-how to GSK.

Finally, we have proprietary rights and know-how in the factors which assist us in utilizing the quantitative gene expression levels we measure and compute. Our proprietary rights related to conversion factors in quantitative gene expression levels do not include patent coverage. However, we have obtained patents claiming methods and products related to the determination of the expression levels of certain tumor response marker genes in the United States and in a number of other jurisdictions, including Austria, Australia, Belgium, Canada, France, Germany, Hong Kong, Ireland, Italy, Japan, Korea, Liechtenstein, The Netherlands, New Zealand, Spain, Sweden, Switzerland, Taiwan and the United Kingdom. The term of these patents will run until 2021 or 2022. These patents include five United States patents that relate to certain aspects of our proprietary technology useful in determining levels of the expression of the tumor marker genes including thymidylate synthase (TS), excision repair gene CC1 (ERCC1), dihydropyrimidine dehydrogenase (DPD), and glutathione-s transferase pi (GST-p).

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

Clinical Laboratory Improvement Amendments

We are subject to the Clinical Laboratory Improvement Amendments of 1988, or CLIA, which is administered by the Centers for Medicare and Medicaid Services or CMS which is part of the Secretary of the Department of Health & Human Services (“DHHS”) and extends federal oversight to virtually all clinical laboratories by requiring certification by the federal government or by a federally-approved accreditation agency. CLIA requires the certification of clinical laboratories that conduct tests on human subjects and imposes specific conditions for certification. CLIA is intended to ensure the quality and reliability of clinical laboratories, including the accuracy, reliability and timeliness of patient test results performed in clinical laboratories, in the United States by mandating specific standards in the areas of personnel qualification, administration participation in proficiency testing, patient test management, by implementing an effective Quality Management System. CLIA regulations contain guidelines for the qualification, responsibilities, training, working conditions and oversight of clinical laboratory employees. In addition, specific standards are imposed for each type of test that is performed in a laboratory. The categorization of commercially marketed in vitro diagnostic (“IVD”) test kits is the responsibility of the FDA. The FDA will assign commercially marketed test systems into one of three CLIA regulatory categories based on their potential risk to public health. Tests will be designated as waived, of moderate complexity or of high complexity. CLIA and the regulations promulgated thereunder are enforced through periodic inspections of the laboratory process including, but not limited to, inspections of test methods, equipment, instrumentation, materials and supplies. The sanction for failure to comply with CLIA requirements may be suspension, revocation or limitation of a laboratory's CLIA certificate, which is necessary to conduct business, as well as significant fines and/or criminal penalties. If a laboratory is certified as "high complexity" under CLIA, the laboratory is permitted to obtain analyte specific reagents (ASRs), which are commercially marketed products that function as the building blocks of in vitro diagnostic tests and in-house diagnostic tests known as "home brews” or Laboratory Developed Tests. We received our CLIA certificate as a "high complexity" laboratory in 2007. To renew this certificate, we participate in College of American Pathologist (“CAP”) surveys and unannounced periodic inspections approximately every two years. Our most recent CAP inspection took place on August 27, 2012 and has resulted in accreditation for two years starting November 4, 2012, the date of expiration of the previous accreditation. Loss of our CLIA certification, change in CLIA or CLIA regulations or in the interpretation thereof, could have a material adverse effect on our business.

Other Laboratory Regulations

Our clinical operations are also subject to regulation under state laws which in some areas are more stringent than CLIA. State clinical laboratory laws generally require that laboratories and/or laboratory personnel meet certain qualifications. State clinical laboratory laws also generally require laboratories to specify certain quality assurance metrics and to maintain certain records. For example, California requires that we maintain a state issued license and comply with California standards for our laboratory operations, including the standards for laboratory personnel and testing processes. Certain other states, including Rhode Island, Florida, Maryland, New York and Pennsylvania, require that we hold licenses to test specimens from patients residing in those states. Certain state regulations or standards differ from CLIA and CAP, requiring additional compliance work in order to maintain the applicable certification or license with that state. Additional states may require similar licenses in the future. Potential sanctions for violation of these state requirements include significant fines and the suspension or loss of various licenses, certificates and authorizations, which could adversely affect our business and results of operations. Finally, we may be subject to regulation in foreign jurisdictions, including in Europe and Asia, if we expand offering of our tests or distribution of our tests internationally.

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

Food and Drug Administration

The U.S. Food and Drug Administration, or the FDA, regulates the manufacturing and sale or distribution in interstate commerce, of medical devices, including IVD test kits. The information that must be submitted to the FDA in order to obtain clearance or approval to market a new medical device varies depending on how the medical device is classified by the FDA. Medical devices are classified into one of three classes on the basis of the controls deemed by the FDA to be necessary to reasonably ensure their safety and effectiveness. Class I devices are subject to general controls, including labeling, listing, registration, and reporting.  It may also include pre-market notification and adherence to the FDA’s quality system regulation, which are device-specific good manufacturing practices. Class II devices are subject to general controls and special controls, such as performance standards and post-market surveillance. Class III devices are subject to most of the previously identified requirements as well as to pre-market approval. Most IVD kits are regulated as Class I or Class II devices. Entities that fail to comply with FDA requirements can be liable for criminal or civil penalties, recalls, seizures, orders to cease manufacturing and restrictions on labeling and promotion.

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

The cancer therapy response tests being developed by the Company include the use of genes and determine whether a patient falls into a high or low risk for recurrence of response to a particular therapy. The Company plans to continue to develop and offer these tests as ”laboratory-developed” tests unless it becomes clearer that these tests are subject to regulation by the FDA. We will continue to monitor both the FDA and Congress and we intend to comply with any new requirements that may apply.

Good Laboratory Practice (“GLP”) and Good Clinical Laboratory Practices (“CGLP”)

We are subject to various regulatory requirements designed to ensure the quality and integrity of our non-clinical and pre-clinical testing processes. Our standard operating procedures are written in accordance with applicable regulations and guidelines or Code of Federal Regulations for operating in the United States. The industry standards for conducting preclinical laboratory testing are embodied in GCLP regulations promulgated by the FDA. In the United States, non-clinical studies intended for FDA submission must be conducted in accordance with GLP regulations; foreign governments may require our North American clients to comply with certain regulatory requirements of other countries (in order to gain approval within these countries), such as regulations promulgated by the Japanese Ministry of Health, Labor and Welfare and Ministry of Agriculture, Forestry and Fisheries, and in Europe, the Organization for Economic Co-operation and Development. GLP regulations specify requirements for facilities, equipment, and professional staff and standardized procedures for conducting studies, including procedures for recording and reporting data and for managing study materials and records. We have established a required quality assurance system that monitors ongoing compliance with GLP regulations by auditing test data and reporting and conducting inspections of testing procedures.

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

We derived approximately 45% and 38% of our net sales of ResponseDX® testing services directly from the Medicare program in 2012 and 2013, respectively. Therefore, compliance with complex Medicare reimbursement rules is important to our operations. Once Medicare has determined that it will cover a particular test, or that a test will be provided as a benefit, payment is generally made under the Clinical Laboratory Fee Schedule with amounts assigned to specific procedure billing codes. Each Medicare carrier jurisdiction has a fee schedule that establishes the price for each specific laboratory billing code. This fee schedule is updated annually. As a Medicare-participating laboratory based in California, we bill under the Medicare program's California contractors fee schedule and will have to comply with this contractor's coverage and payment policies. In recent years, both government and private sector payers have made efforts to contain or reduce health care costs, including reimbursement for clinical laboratory services. In January 2013, the initial 2013 annual Medicare fee schedule update was announced which included proposed changes to Medicare reimbursement rates that significantly reduced the reimbursement rates for certain of the testing services we provide. The Company participated with other impacted organizations to provide guidance to the local Medicare Administrative Contractor (“MAC”) that may result in adjustments to the proposed reimbursement rates to better reflect the value of the services being performed. As a result of this guidance, the local MAC updated certain pricing through September 2013 which reflected an increase in many of the tests originally priced in January 2013. On October 1, 2013, the CMS issued fees for some, but not all, of the Common Procedural Terminology (“CPT”) codes used by the Company. It is uncertain if continued guidance provided to Medicare and the local MAC by impacted organizations will result in additional fee increases or additional positive coverage determinations in 2014. If, however, the current level of reduction in reimbursement rates is adopted as is, it may have a material adverse effect on the Company's operations.

Manufacturing

We currently intend to rely on contracted manufacturers or collaborative partners to produce materials necessary for our research and development efforts and to produce our diagnostic tests. We plan to continue to rely on these manufacturers and collaboration partners to manufacture these materials if any of our diagnostic tests is approved for marketing by the FDA or any foreign regulatory authority.  We do not have manufacturing experience.  We may not be able to identify or enter into satisfactory agreements with collaborative partners.

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

Competition

We provide services in a segment of the healthcare industry that is highly fragmented and extremely competitive. Any failure to respond to technological advances and emerging industry standards could impair our ability to attract and retain clients. This industry is characterized by rapid technological change. The Company’s actual and potential competitors in the United States and abroad may include major clinical and pathology laboratories, such as Quest Diagnostics Inc., Laboratory Corporation of America, Clarient, Inc. (acquired by GE), and specialized laboratories such as Genoptixs Inc. (acquired by Novartis Pharmaceuticals), NeoGenomics, Inc., Caris Life Sciences, Foundation Medicine, university laboratories and other research institutions. Many of our potential competitors have considerably greater financial, technical, marketing, research and other resources than we do, which may allow these competitors to discover important information and technology before we do. We anticipate competition to aggressively compete for market share. Our competitors may succeed in developing diagnostic products that circumvent our technologies or product candidates. Also, our competitors may succeed in developing technologies or products that are more effective than those that are developed or will be developed by us or that would render our technology or product candidates less competitive or obsolete.

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

Employees

As of December 31, 2013, we had 113 employees, comprising 109 full-time and 4 part-time employees. Our employees are not represented by any collective bargaining organizations and we consider our relations with our employees to be good.

Reports to Security Holders

We are a Delaware corporation with our principal executive offices located at 1640 Marengo Street, 7th Floor, Los Angeles, California 90033. Our telephone number is (323) 224-3900 and our web site address is www.responsegenetics.com. We make available free of charge through the Investor Relations section of our web site our quarterly reports on Form 10-Q, our Annual Report on Form 10-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

Item 1B. Unresolved Staff Comments.

None.

Item 2.  Properties.

The Company leases 27,446 square feet of office and laboratory space in Los Angeles, California, under a noncancelable operating lease that was amended and extended on February 3, 2014 and will expire on June 30, 2015. The Company has the option to extend the lease to June 30, 2016. The Company also leased 1,460 square feet of space in Frederick, Maryland, where administrative functions were performed until July 31, 2012. The Company moved the administrative functions performed out of this office primarily to its Los Angeles facilities and closed the Maryland office on July 31, 2012. The lease for the Maryland office expired on January 31, 2013.

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

	2013
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Stock price – High	$1.52	$1.56	$2.40	$2.35
Stock price – Low	$1.21	$1.20	$1.50	$1.11

	2012
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Stock price – High	$2.20	$1.99	$1.36	$1.60
Stock price – Low	$1.05	$1.17	$0.76	$1.02

Stockholders

As of March 21, 2014, there were approximately 37 stockholders of record of the 38,728,196 outstanding shares of Common Stock.

Dividends

The Company has not paid dividends to its stockholders since its inception and does not plan to pay cash dividends in the foreseeable future. The Company currently intends to retain earnings, if any, to finance the growth of the Company.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item regarding securities authorized for issuance under equity compensation plans is incorporated by reference from Part III, Item 12 of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

February 2012 Private Placement

On February 2, 2012, the Company entered into purchase agreements with various investors (collectively, the “February Investors”) for the private placement of an aggregate of 5,257,267 newly-issued shares of the Company’s common stock (the “February Shares”) at a purchase price of $1.50 per share (the “February 2012 Private Placement”). Net cash proceeds raised in the February 2012 Private Placement were approximately $7,822,000. The February Investors participating in the February 2012 Private Placement were various institutions and all the then serving officers and directors of the Company. The final closing of the February 2012 Private Placement (the “February Closing”) occurred on February 2, 2012.

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

Pursuant to the registration rights agreements dated February 2, 2012, the Company filed a registration statement with the SEC on April 30, 2012, to register the February Shares for resale. This registration statement became effective on May 17, 2012 and remained effective as of December 31, 2013.

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

As of December 31, 2012, the Company had removed the restrictions on 3,100,000 shares and reclassified the shares to common stock from common stock classified outside of equity (deficit). Therefore, as of December 31, 2012, a total of $3,183,328 of February 2012 Private Placement common stock was classified outside of stockholders’ equity (deficit). During 2013, the restrictions on the remaining February Shares were removed, and the Company reclassified the related amount for the February Shares to common stock from common stock classified outside of equity (deficit).

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

Pursuant to the September Registration Rights Agreement, the Company filed a registration statement with the SEC on October 26, 2012, to register the September Shares for resale. This registration statement became effective on November 13, 2012 and remained effective as of December 31, 2013.

As of December 31, 2012, the Company had removed the restriction on 3,000,000 of the 8,000,000 September Shares and reclassified the shares to common stock from common stock classified outside of stockholders’ equity (deficit). Therefore, as of December 31, 2012 and 2013, a total of $5,500,000 of common stock relating to the 5,000,000 remaining restricted September Shares was classified outside of stockholders’ equity (deficit).

Purchases of Equity Securities

The Company made no purchases of its equity securities in the period covered by this annual report.

Item 6. Selected Financial Data

The information called for by this item is not required as we are a smaller reporting company.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward-Looking Statements

The following discussion of our financial condition and results of operation should be read in conjunction with our audited consolidated financial statements and related notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2013. This discussion contains forward-looking statements that relate to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Overview

Response Genetics, Inc. (the “Company”) was incorporated in the State of Delaware on September 23, 1999 as Bio Type, Inc. for the purpose of providing unique molecular profiling services of tumor tissue that has been formalin-fixed and embedded in paraffin. In August 2000, we changed our name to Response Genetics, Inc.

Our Approach

Clinical studies have shown that not all cancer therapy works effectively in every patient, and that a number of patients receive therapy that has no benefit to them and may potentially even be harmful. Our goal is to provide cancer patients and their physicians with a means to make informed, individualized treatment decisions based on genetic analyses of tumor tissues. We are focusing our efforts in the following areas:

•	Continued commercialization of our ResponseDX® tests;

•	Broadening our offerings with the introduction of the former Pathwork Diagnostics Tissue of Origin test that was acquired when we purchased the Pathwork Diagnostics assets in August of 2013;

•	Enhancing our capabilities in the way we deliver our services to oncologists and pathologists. In late 2013, the Company introduced its TC/PC system to competitively offer its services to pathologists;

•	Developing additional diagnostic tests for predicting therapy response and determining the diagnosis and prognosis of solid tumors in cancer patients;

•	Expanding our testing services business by pursuing new technologies through collaborations and in-licensing to expand our business; and

•	Selectively building our pharmaceutical services business.

Our technologies enable us to reliably and consistently extract the nucleic acids, ribonucleic acid (“RNA”) and deoxyribonucleic acid (“DNA”), from tumor specimens that are stored as formalin-fixed and paraffin-embedded (“FFPE”), specimens and thereby to analyze genetic information contained in these tissues. This is significant because the majority of patients diagnosed with cancer have a tumor biopsy sample stored in paraffin, while only a small percentage of patients’ tumor specimens are frozen. Our technologies also enable us to use the FFPE patient biopsies for the development of new diagnostic tests.

ResponseDX®

The outcome of cancer therapy is highly variable due to genetic differences among the tumors in cancer patients. Some patients respond well with tumor shrinkage and increase in life span. Other patients do not obtain benefit from the same therapy and may actually experience toxic side effects, psychological trauma and delay in effective treatment.

Until recently, most cancer treatment regimens were administered without any pre-selection of patients on the basis of the particular genetics of their tumor. However, advances in molecular technologies have enabled researchers to identify and measure genetic factors in patients’ tumors that may predict the probability of success or failure of many anti-cancer agents. In order to increase the chances of a better outcome for cancer patients, we offer and continue to expand our offering of tests for measuring predictive factors for therapy response in tumor tissue samples. We provide tests for non-small cell lung cancer (“NSCLC”), colorectal cancer (“CRC”), gastric and gastroesophageal cancer (“GE”), melanoma, thyroid cancer, and breast cancer patients’ tumor tissue specimens through our ResponseDX: Lung®, ResponseDX: Colon®, ResponseDX: Gastric®, ResponseDX: Melanoma®, ResponseDX: ThyroidTM and ResponseDX: BreastTM test suites at our laboratory located in Los Angeles, California, which is certified under the Clinical Laboratory Improvement Amendments of 1988 (“CLIA”). These tests serve to help oncologists make optimal therapeutic decisions for cancer patients. The results from our tests may help oncologists choose among therapies to treat their cancer patients.

In August 2013, the Company acquired substantially all of the assets of Pathwork Diagnostics, Inc. including its FDA-cleared Tissue of Origin cancer test. This newly acquired test was launched commercially by the Company in February 2014 as the ResponseDX: Tissue of OriginTM test. The ResponseDX: Tissue of OriginTM test is a microarray-based gene expression test that aids in identifying challenging tumors, including metastatic, poorly differentiated, and undifferentiated cancers. The ResponseDX: Tissue of OriginTM test uses a proprietary microarray platform and proprietary software to compare the expression of 2,000 genes in a patient's tumor with a panel of 15 known tumor types that represent 90% of all cancers. The test received FDA clearance in June 2010.

As of December 31, 2013, our ResponseDX® sales team consisted of 21 members located in the West, Southeast, and Northeast areas of the United States.

Expansion of our ResponseDX® diagnostic test panels

Our research and development activities primarily relate to the development and validation of diagnostic tests in connection with our ResponseDX® diagnostic services. In 2014, we plan to build out our product offering to include a Response DX® Glioma profile as well as additional tests in our existing panels.

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

Research and development is crucial to the Company’s development as we seek to expand our series of diagnostic tests for cancer patients. Our research and development expenses were $2,128,610 and $1,606,662 for the years ended December 31, 2012 and 2013, respectively, representing 11.4% and 8.1% of our net revenue for the years ended December 31, 2012 and 2013, respectively. Major components of our research and development expenses include supplies and reagents for our research activities, personnel costs, occupancy costs, equipment warranties and service, patent fees, insurance, business consulting and sample procurement costs. We expect research and development expenses to increase as we work to develop additional aspects of our technology and to study diagnostic indicators for various forms of cancer.

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

In March 2010, the Company entered into a non-exclusive license agreement with GlaxoSmithKline, LLC, which called for certain milestone payments to be made to the Company when certain events specified in the agreement occur, specifically GlaxoSmithKline, LLC submitting an application to use the license to the FDA, the FDA approving the application, and issuance of certain patent applications to the Company. The Company has no further obligations related to these events and therefore has recorded the milestone payments that were due under the agreement into revenue at the time the event occurred. The Company incurred no additional cost related to these revenues at the time these events occurred.

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

The Company has its Medicare provider number which allows it to invoice and collect from Medicare. Invoicing to Medicare is primarily based on amounts allowed by Medicare for the service provided as defined by Common Procedural Terminology (“CPT”) codes. In January 2013, the initial 2013 annual Medicare fee schedule update was announced which included proposed changes to Medicare reimbursement rates that significantly reduced the reimbursement rates for certain of the testing services we provide. The Company participated with other impacted organizations to provide guidance to the local Medicare Administrative Contractor (“MAC”) that resulted in the local MAC updating certain pricing through September 2013 which reflected an increase in many of the tests originally priced in January 2013. In addition, on October 1, 2013, the Centers for Medicare and Medicaid Services (“CMS”) issued fees for some, but not all, of the CPT codes used by the Company. It is uncertain if continued guidance provided to Medicare and the local MAC by impacted organizations will result in additional fee increases or additional positive coverage determinations in 2014. If, however, the current level of reduction in reimbursement rates is adopted as is, it may have a material adverse effect on the Company's operations.

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

We performed an analysis that considered our historical patterns of revenue by payor in conjunction with the fluctuations we experienced in the twelve months ended December 31, 2013 to arrive at the revenue recorded during 2013. We believe that the changes in CPT codes and pricing that are causing confusion and erratic payment experience in the payor community will take some time to resolve. The time needed for resolution will depend upon Medicare and the local MAC releasing additional pricing changes and potentially, revisions to previously revised prices, and upon the private payor community adopting the new CPT codes and some level of revised pricing. Accordingly, our revenue recognition estimates could be materially affected in future periods as pricing and payment patterns change and develop, and we may be materially affected by future or retroactive price changes.

On July 8, 2013, CMS released a new proposed rulemaking entitled “Medicare Program; Revisions to Payment Policies under the Physician Fee Schedule, Clinical Laboratory Fee Schedule & Other Revisions to Part B for CY 2014”. This proposed rule contains a number of provisions that may adversely impact the level of reimbursement for a variety of tests for which the Company receives reimbursement from the Medicare program beginning in 2014. Among other things, CMS has proposed examining approximately 1,200 laboratory tests that appear on the Clinical Lab Fee Schedule (“CLFS”) over a period of five years to determine whether advances in technology may have reduced the cost of providing such tests and whether or not the level of reimbursement should be revised. The Company is currently performing molecular testing which is reimbursed using CPT codes that fall on the CLFS. CMS has also proposed changing the methodology used to determine reimbursement rates for the technical component of certain tests reimbursed off of the Physician Fee Schedule (“PFS”). Among other provisions, CMS has proposed limiting the Relative Value Units (“RVUs”) ascribed to the Practice Expense component of their reimbursement formula for tests performed in “Non-Facilities” (which would include most clinical laboratories like the Company) to the RVUs that have been ascribed for the same procedures under the Hospital Outpatient Prospective Payment System, or the Ambulatory Payment Classification (“APC”) system which are used to reimburse “Facilities” (such as hospitals and ambulatory surgery centers). The Company currently performs FISH testing, which may be impacted by this PFS rule change if it is enacted.

A number of proposals for legislation or regulation continue to be under discussion which could have the effect of substantially reducing Medicare reimbursements for clinical laboratories or introducing cost sharing to beneficiaries. Depending upon the nature of regulatory action, if any, which is taken and the content of legislation, if any, which is adopted, the Company could experience a significant decrease in revenues from Medicare and Medicaid, which could have a material adverse effect on the Company. The Company is unable to predict, however, the extent to which such actions will be taken.

License Fees

We have licensed technology for the extraction of RNA and DNA from FFPE tumor specimens from USC in exchange for royalty fees on revenue generated by use of this technology. These royalties are calculated as a fixed percentage of revenue that we generate from use of the technology licensed from USC. Total license fees expensed in cost of revenue under the license agreement with USC were $332,504 and $305,616 for the years ended December 31, 2012 and 2013, respectively. We also maintain a non-exclusive license to use Roche’s PCR, homogenous PCR, and reverse transcription PCR processes. We pay Roche a fixed percentage royalty fee for revenue that we generate through use of this technology. Royalties expensed in cost of revenue under the Roche agreement totaled $336,285 and $280,325 for the years ended December 31, 2012 and 2013, respectively.

We are subject to potentially significant variations in royalties recorded in any period. While the amount paid is based on a fixed percentage from revenues of specific tests pursuant to terms set forth in the agreements with USC and Roche, the amount due is calculated based on the revenue we recognize using the respective licensed technology. As discussed above, this revenue can vary from period to period as it is dependent on the timing of the specimens submitted by our clients for testing and the types of tests ordered.

Accounts Receivable and Allowance for Doubtful Accounts

We invoice our pharmaceutical clients as specimens are processed and any other contractual obligations are met. Our contracts with pharmaceutical clients typically require payment within 45 days of the date of invoice. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our clients to make required payments. We specifically analyze accounts receivable and historical bad debts, client credit, current economic trends and changes in client payment trends when evaluating the adequacy of the allowance for doubtful accounts. Account balances are charged-off against the allowance when it is probable the receivable will not be recovered. To date, our clients have primarily been large pharmaceutical companies. Bad debts to date have been minimal and there is no allowance for doubtful accounts for our pharmaceutical revenue at December 31, 2012 and 2013.

We bill Medicare and private payors (“Private Payors”) for ResponseDX® upon completion of the required testing services. As such, we take assignment of benefits and the risk of collection with Medicare and Private Payors. We continue to monitor the collection history for Medicare and Private Payors.  Based on the historical experience for our Medicare and Private Payor accounts, we have determined, based on a detailed analysis, that accounts receivable associated with certain billings are unlikely to be collected.  As part of its process for evaluating the collectability of aged accounts receivable, Management identified delays in the Medicare administrative law appeal process for aged accounts receivable that would extend the process significantly (up to two years). Accordingly, management considered this factor in estimating the allowance for doubtful accounts and concluded that an additional allowance of approximately $690,000 was necessary as of December 31, 2013 to reserve for the balance of Medicare accounts receivable as of December 31, 2013 that were going to age greater than one year during the first quarter of 2014. Therefore, we have recorded an allowance for doubtful accounts of $991,990 and $2,404,659 as of December 31, 2012 and 2013, respectively.

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

Results of Operations

Years Ended December 31, 2013 and December 31, 2012

Revenue.  Revenue was $19,801,359 for the year ended December 31, 2013, as compared to $18,736,669 for the year ended December 31, 2012, an increase of $1,064,690 or 5.7%. The increase was primarily due to an increase in pharmaceutical revenue of $937,449. ResponseDX® revenue increased $127,241, an increase of 1.1%. ResponseDX® revenue accounted for 60.7% of total revenue in the year ended December 31, 2013 compared to 63.4% for the year ended December 31, 2012. ResponseDX® revenue increased slightly over the prior year as a result of increased staffing of our sales force offset by the lead time required to secure new customers as the Company’s sales and marketing efforts shifted toward larger customers. For the year ended December 31, 2013, our two most significant pharmaceutical clients accounted for approximately 23.8% of our revenue, as compared to approximately 24.1% of our revenue for the year ended December 31, 2012.

Cost of Revenue.  Cost of revenues for the year ended December 31, 2013 was $10,456,082 as compared to $10,415,913 for the year ended December 31, 2012, an increase of $40,169, or 0.4%. While total cost of revenue was consistent with the prior year, costs increased for laboratory reagents and supplies by $315,845, personnel expense by $268,071 and depreciation and amortization by $162,941. These increases were offset by reductions in costs related to our agreement with Hitachi that ended in September 2012 by $526,823 and lower consulting expenses by $166,182. Cost of revenues as a percentage of revenues was 52.8% for the year ended December 31, 2013, as compared to 55.6% for the year ended December 31, 2012.

Research and Development Expenses.  Research and development expenses were $1,606,662 for the year ended December 31, 2013, as compared to $2,128,610 for the year ended December 31, 2012, a decrease of $521,948 or 24.5%. The decrease primarily resulted from lower laboratory supplies, reagents and microarray costs of $302,256 and legal services related to our intellectual property of $137,453. We expect research and development expenses to increase as we work to develop additional aspects of our technology, launch Next Generation Sequencing and study diagnostic indicators for various forms of cancer.

General and Administrative Expenses.  General and administrative expenses totaled $10,262,623 for the year ended December 31, 2013, as compared to $8,783,414 for the year ended December 31, 2012, an increase of $1,479,209 or 16.8%. This increase resulted primarily from increases in bad debt expense of $1,814,325 to increase the allowance for bad doubtful accounts while the uncertainties in the payor environment around molecular pathology reimbursement are still being resolved and as the time required to appeal reimbursement decisions and policies with CMS has increased substantially from prior years. Additionally, personnel expenses increased by $215,861 related to higher staffing. The total increase in general and administrative expenses was offset by decreases in legal and accounting fees of $244,444, repair and maintenance of $143,100, telecommunication expenses of $88,753, and insurance expense of $75,500.

Sales and Marketing Expenses.   For the year ended December 31, 2013, our sales and marketing expenses totaled $5,421,797 compared to $5,065,998 for the year ended December 31, 2012, an increase of $355,799 or 7.0%.  The increase primarily resulted from restructuring and expanding our sales force and marketing activities during 2013, which resulted in higher personnel costs of $474,788 and increases in travel expenses of $154,132. These increases were offset by decreases in trade show expenses of $130,279, printing expense of $92,727 and speaker fees of $51,757.  We expect that sales and marketing costs will increase as we continue to expand our sales and marketing team and related activities.

Other Income and Expense.  Other income and expense primarily represents the interest expense we incur on our revolving credit facility with Silicon Valley Bank and capital leases as well as our realized and unrealized foreign currency exchange gains or losses on our Euro-denominated receivables. Interest expense increased to $91,844 for the year ended December 31, 2013 compared with $85,838 for the year ended December 31, 2012. Realized and unrealized losses on currency exchange rate fluctuations were a net gain of $17,086 for the year ended December 31, 2013 compared to net loss of $14,002 for the year ended December 31, 2012.

Net Loss.  As a result of the foregoing, our net loss increased by $263,436 to $8,020,515 for the year ended December 31, 2013 as compared to a net loss of $7,757,079 for the year ended December 31, 2012.

Liquidity and Capital Resources

We incurred net losses of $7,757,079 and $8,020,515 during the years ended December 31, 2012 and 2013, respectively. Since our inception in September 1999, we have incurred cumulative losses and as of December 31, 2013, we had an accumulated deficit of $65,297,179. We have not yet achieved profitability and anticipate that we will likely incur additional losses for the next year. We cannot provide assurance as to when we will achieve profitability. We expect that our cash and cash equivalents will be used to fund our selling and marketing activities primarily related to our ResponseDX® tests, research and development, and general corporate purposes. As a result, we will need to generate significant revenues to achieve profitability.

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

On July 14, 2011, the Company entered into a line of credit agreement with Silicon Valley Bank (the “Bank”). The agreement has been amended most recently on March 7, 2013. The line of credit is collateralized by the Company’s pharmaceutical, Private Payor and Medicare receivables. The amended maximum amount that can be borrowed from the credit line is $2,000,000. As of December 31, 2013, the amount the Company can draw from the loan was $1,000,000 calculated as the lesser of (i) the Company’s calculated borrowing base, which was 80% of certain of the Company’s accounts receivable, or (ii) the amount available under the credit line. As of December 31, 2013, the interest fees associated with this line of credit were set at the prime rate plus 1%. During 2012 and 2013, the rate charged to the Company was 5%. As needed from time to time, the Company may draw on this line for use for general corporate purposes. As of December 31, 2012 and 2013, the Company has drawn $1,000,000 against the line of credit. The line of credit is subject to various financial covenants. As of December 31, 2013, the Company was not in compliance with one of these covenants, and the Bank waived the covenant violation. Prior to the most recent amendment on March 7, 2013, the Company was also not in compliance with certain other covenants. The September 28, 2012 amendment provided forbearance for the failure to comply with these certain covenants through November 30, 2012, and modified the covenants to include a requirement that the Company maintain account balances at the Bank totaling a minimum of $4,000,000 during the covered forbearance period. The December 6, 2012 amendment to the agreement extended the forbearance for the failure to comply with these certain covenants and the requirement for the Company to maintain account balances at the Bank totaling a minimum of $4,000,000 through December 31, 2012. In addition, pursuant to the March 7, 2013 amendment, the Bank waived the Company's existing breach of financial covenants under the credit agreement and the parties restructured the line of credit to provide that, among other things: (i) the revolving line of credit's maturity date was extended to March 7, 2015, (ii) the fee for the unused portion of the revolving line of credit was reduced from 0.375% to 0.250% per annum of the average unused portion of the revolving line of credit, (iii) the Company must continue to meet certain reporting requirements including providing financial statements and a certificate of compliance with the terms and conditions of the credit agreement by an authorized officer to the Bank within 45 days of the last day of each calendar quarter, provided that if the Company has less than $4,000,000 in its account at the Bank at any time during such calendar quarter, the Company must provide the financial statements and the certificate of compliance within 30 days of the end of such calendar quarter and provide a monthly report on revenues realized from private payors, (iv) the financial covenants were amended and restated to require the Company to maintain a ratio of quick assets to current liabilities of 1:50 to 1:00 and meet certain specified minimum adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) requirements as defined in the amendment and measured on a monthly basis and (v) the Bank is granted certain additional inspection of books, records and collateral rights.

As of December 31, 2012, the line of credit under the credit agreement was classified as a current liability of the Company on the accompanying balance sheet as the line of credit had a maturity date less than one year from December 31, 2012. As of December 31, 2013, the line of credit under the credit agreement was classified as a non-current liability of the Company on the accompanying balance sheet as the line of credit had a maturity date greater than one year from December 31, 2013.

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

Sales of Common Stock

Under the Company’s Articles of Incorporation, the Company has one class of common stock and its holders have no preemptive, subscription, redemption or conversion rights.  As described below and in Note 10 in the Notes to Consolidated Financial Statements, the Company sold shares of its common stock during 2012 and 2013. In connection with certain of these offerings, the Company entered into registration rights agreements with the purchasers of the common shares.

August 2013 Issuance of Registered Shares of Common Stock of the Company as Part of the Pathwork Assets Acquisition Purchase Price

On August 23, 2013, the Company entered into an asset purchase agreement (the “Pathwork Purchase Agreement”) with Pathwork (assignment for the benefit of creditors), LLC (“Seller”), pursuant to which the Company acquired substantially all of the assets of Pathwork Diagnostics, Inc. (“Pathwork”), which had previously assigned all of its assets to Seller for the benefit of its creditors pursuant to a General Assignment, dated as of April 2, 2013. Pursuant to the Pathwork Purchase Agreement, the Company acquired the Pathwork assets for the following consideration: (i) an aggregate of 500,000 newly-issued registered shares of the Company’s common stock valued at $1.96 per share, or $980,000, issued to two senior secured creditors of Pathwork which were designated by Seller in the Pathwork Purchase Agreement and (ii) a cash payment of $200,000 to Seller.

September 2013 Registered Direct Offering

On September 20, 2013, the Company entered into a definitive agreement with certain institutional investors for the sale of 932,805 shares of its common stock in a registered direct offering at a price of $2.05 per share (the "September 2013 Offering"). The September 2013 Offering was completed on September 25, 2013. Gross proceeds of the September 2013 Offering were $1,912,250. Net proceeds, after deducting the placement agent fee and the September 2013 Offering costs, were approximately $1.7 million.

December 2013 Underwritten Public Offering

On December 13, 2013, the Company entered into an underwriting agreement with National Securities Corporation (the "Underwriter"), pursuant to which the Underwriter agreed to purchase 4,464,443 shares of the Company's common stock (the "Shares") at the public offering price of $1.20 per share less an underwriting discount of 5%. The Shares were offered and sold by the Company pursuant to an effective registration statement on Form S-3 (File No. 333-171266) filed by the Company with the Securities and Exchange Commission on December 17, 2010, as amended, as supplemented by the prospectus supplement dated December 13, 2013 relating to the offering and the accompanying prospectus (the "December 2013 Offering"). The December 2013 Offering was completed on December 13, 2013. Gross proceeds of the December 2013 Offering were $5,357,332. Net proceeds, after deducting the placement agent fee and the December 2013 Offering costs, were approximately $4.8 million.

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

Pursuant to the registration rights agreement, dated March 5, 2010, the Company filed a registration statement with the SEC to register the 3,005,349 shares sold to Lansdowne, Greenway and Paragon for resale, which became effective on May 19, 2010 and which registration statement remained effective as of December 31, 2013.

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

On January 18, 2012, the Company removed the restrictions on 3,658,676 shares purchased by Lansdowne, of which 600,769 related to this offering, and reclassified the shares to common stock from common stock classified outside of equity (deficit). On March 5, 2013, the Company reclassified the remaining shares of common stock from this offering to common stock from common stock classified outside of equity (deficit). Therefore, as of December 31, 2012 and 2013, a total of $3,092,396 and $0 of common stock was classified outside of stockholders’ equity (deficit), respectively.

February 2012 Private Placement

On February 2, 2012, the Company entered into purchase agreements with various investors (collectively, the “February Investors”) for the private placement of an aggregate of 5,257,267 newly-issued shares of the Company’s common stock (the “February Shares”) at a purchase price of $1.50 per share (the “February 2012 Private Placement”). Net cash proceeds raised in the February 2012 Private Placement were approximately $7,822,000. The February Investors participating in the February 2012 Private Placement were various institutions and all the then serving officers and directors of the Company. The final closing of the February 2012 Private Placement (the “February Closing”) occurred on February 2, 2012.

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

Pursuant to the registration rights agreements dated February 2, 2012, the Company filed a registration statement with the SEC on April 30, 2012, to register the February Shares for resale. This registration statement became effective on May 17, 2012 and remained effective as of December 31, 2013.

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

As of March 31, 2013, the Company has reclassified all of the February Shares to common stock from common stock classified outside of equity (deficit). Therefore, as of December 31, 2012 and 2013, a total of $3,183,328 and $0 of common stock was classified outside of stockholders’ equity (deficit), respectively.

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

Pursuant to the September Registration Rights Agreement, the Company filed a registration statement with the SEC on October 26, 2012, to register the September Shares for resale. This registration statement became effective on November 13, 2012 and remained effective as of December 31, 2013.

As of December 31, 2012, the Company has removed the restriction on 3,000,000 of the 8,000,000 September Shares and reclassified the shares to common stock from common stock classified outside of stockholders’ equity (deficit). Therefore, as of December 31, 2012 and 2013, a total of $5,500,000 of common stock relating to the 5,000,000 remaining restricted September Shares was classified outside of stockholders’ equity (deficit).

Comparison of years ended December 31, 2013 and 2012

As of December 31, 2013, we had $8,148,599 in cash and cash equivalents, net working capital of $9,693,565 and an accumulated deficit of $65,297,179.

As of December 31, 2012, we had $9,041,478 in cash and cash equivalents, net working capital of $9,718,816 and an accumulated deficit of $57,276,664.

Cash flows provided by operating activities

During the year ended December 31, 2013, the Company used cash flows in operating activities of $6,488,784 compared to $8,011,316 used in the year ended December 31, 2012. The reasons for the decrease in cash used in operating activities in the amount of $1,522,532 was due mainly to increases in accounts payable and accrued expenses offset by an increase in accounts receivable and a decrease in deferred revenue.

The increase in accounts receivable related mainly to elongated collection cycles for the Company’s Response:DX® receivables offset by an increase in the allowance for doubtful accounts. The increase in accounts payable and accrued expenses related primarily to the timing of the purchase of laboratory supplies to better match our immediate needs and the reduction of recruiting costs at year end. The decrease in deferred revenue related to certain services that had been paid in advance and for which all services have been provided.

Cash flows used in investing activities

Net cash used in investing activities was $807,874 and $956,560 for the years ended December 31, 2013 and 2012, respectively. These amounts were primarily attributable to the purchase of assets related to the ResponseDX: Tissue of OriginTM test and laboratory equipment in 2013 and the purchase and installation of software related to our Laboratory Information Management System (“LIMS”) in 2012.

Cash flows used in financing activities

Cash flows from financing activities for the years ended December 31, 2013 and 2012 provided net cash of $6,407,245 and $16,304,936, respectively, primarily relating to the sale of common stock net of payment of capital lease obligations.

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

Item 8.  Financial Statements and Supplementary Data.

Our consolidated financial statements and the accompanying notes thereto are included in this Annual Report on Form 10-K beginning on page 43.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (1992). Based on its assessment, management has concluded that, as of December 31, 2013, our internal control over financial reporting was effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information regarding the members of our board of directors (the “Board’) as of March 21, 2014:

Name	Age	Position Held with the Company
Thomas A. Bologna	65	Chairman of the Board and Chief Executive Officer
Kirk K. Calhoun	69	Lead Director
Sam Chawla	39	Director
David R. Schreiber	54	Director
Michael Serruya	49	Director
Richard van den Broek	47	Director
David M. Wurzer	55	Director

The following is a brief summary of the background of each of our directors. Directors are elected by the stockholders at the annual meeting of stockholders and serve until the next annual meeting or until their successors are elected and qualified. There are no family relationships among any of the executive officers or directors.

Thomas A. Bologna was appointed Chairman of the Board of Directors and Chief Executive Officer on December 21, 2011. From April 2006 until his appointment as the Company’s Chief Executive Officer, Mr. Bologna served as President and Chief Executive Officer of Orchid Cellmark, Inc., a then public corporation that provides DNA identity testing services. From 2004 to 2005, Mr. Bologna was Chief Executive Officer, President, and a director of Quorex Pharmaceuticals, Inc., a pre-clinical stage anti-infective company. From 1997 to 2003, Mr. Bologna was Chief Executive Officer, President, and a director of Ostex International, Inc., a then public corporation which developed, manufactured, and marketed products for the management of osteoporosis, and from 1999 to 2003 he was also chairman of the board of Ostex. From 1996 to 1997, Mr. Bologna was a principal at Healthcare Venture Associates, a consulting firm. From 1994 to 1996, Mr. Bologna was Chief Executive Officer, President, and a director of Scriptgen Pharmaceuticals, Inc., a biotechnology company with proprietary drug-screening technology that developed orally active drugs to regulate gene expression. From 1987 to 1994, Mr. Bologna was Chief Executive Officer, President, and a director of Gen-Probe Incorporated, a biotechnology company, which he took public, that commercializes molecular diagnostics products and services, and from 1992 to 1994 he was also chairman of the board of Gen-Probe. Mr. Bologna’s prior experience also includes senior-level positions with Becton Dickinson & Company and Warner-Lambert Company. Mr. Bologna currently serves as a director of Special Diversified Opportunities Inc. (formerly known as Strategic Diagnostics Inc.) and Quotient Biodiagnostics. Mr. Bologna previously served on the Aperio Technologies board of directors until its sale in the fourth quarter of 2012 to Danaher Corporation. Mr. Bologna received an M.B.A. and a B.S. from New York University.

The Board believes that Mr. Bologna is qualified to serve as Chairman of the Board based upon his experience in the biotechnology industry, operations and with mergers and acquisitions experience, and his prior experience as the chief executive officer and chairman of the board of multiple public and private companies.

Kirk K. Calhoun has served as a member of our Board since May 2008 and has held the position of Lead Director since December 2011. Mr. Calhoun joined Ernst & Young LLP, a public accounting firm, in 1965 and served as a partner of the firm from 1975 until his retirement in 2002. Mr. Calhoun is a Certified Public Accountant (non-practicing) with a background in auditing and accounting. He has served on the boards and audit committees of five public companies in the pharmaceutical industry up until the dates of their respective sales, including Abraxis Bioscience, Inc., Myogen, Inc., Aspreva Pharmaceuticals Company, Replidyne, Inc. and Adams Respiratory Therapeutics, Inc. Mr. Calhoun also currently serves on the boards of three private companies. Mr. Calhoun received a B.S. in Accounting from the University of Southern California.

Mr. Calhoun brings to the Board experience and skills in finance, management and corporate governance, developed over his career in public accounting and through his service as an audit committee financial expert on various public company boards and his service as a director of other life sciences companies.

Sam Chawla has served as a member of our Board since November 2013. Mr. Chawla is a Portfolio Manager of Perceptive Advisors LLC, an investment fund focused on the healthcare sector. Mr. Chawla leads Perceptive’s Credit Opportunities Fund. Prior to joining Perceptive Advisors in 2013, Mr. Chawla was a Managing Director at UBS Securities LLC in the Global Healthcare Group, where he led origination and execution of financing and advisory assignments for healthcare companies, with a focus on the diagnostics sector. Mr. Chawla’s investment banking experience centered on strategic advisory including, M&A buy-side and sell-side assignments and financial advisory, including equity and debt capital raises, for both public and private healthcare companies. Prior to joining UBS in September 2010, Mr. Chawla was a Director (from January 2009 to September 2010) and a Vice President (from July 2007 to January 2009) in the Healthcare Investment Banking Group of Credit Suisse LLC, which he original joined as an investment banker in 2002. Mr. Chawla also worked at Bloomberg L.P. and Pelican Life Sciences. Mr. Chawla received an M.B.A. from Georgetown University and a B.A. in Economics from Johns Hopkins University.

Mr. Chawla brings to the Board significant investment banking, mergers and acquisitions, financing and advisory expertise focusing on the healthcare sector, particularly in the diagnostic laboratory industry. Mr. Chawla’s experience and knowledge in these areas are important to the Board’s ability to help guide the Company in evaluating optimal short and long term strategic plans as well as providing insight and guidance in pursing growth through strategic opportunities.

David R. Schreiber has served as a member of our Board since November 2013. Mr. Schreiber has held a variety of executive positions in the diagnostic laboratory industry for the past 25 years. For the last 12 years, Mr. Schreiber has and continues to consult for private equity firms to assist with their due diligence efforts and served in various interim operating roles for targeted or existing portfolio companies. From 1986 to 1996, Mr. Schreiber was at Quest Diagnostics, initially in a variety of financial roles, his last position being Vice President and General Manager of Quest’s Midwest Region, based in Chicago, Illinois. Following Quest, from 1996 to 2003, Mr. Schreiber was Senior Vice President and Chief Financial Officer of Dianon Systems, a publicly traded specialized pathology company, until Dianon was acquired by LabCorp. Mr. Schreiber was also a member of Dianon’s Board of Directors. Following Dianon, Mr. Schreiber joined the Board of Directors of Specialty Labs, a publicly traded lab company focused on serving the esoteric needs of hospitals. Mr. Schreiber helped lead the turnaround of Specialty Labs which led to its successful sale to Ameripath/Welsh Carson. At the same time, Mr. Schreiber joined and served on the Board of Nanogen, a publicly traded nanotechnology company and also began his consulting career. Mr. Schreiber received a B.S. in Finance and a M.B.A. from Northern Illinois University.

Mr. Schreiber’s broad experience in both leadership and operational roles in the diagnostic laboratory industry, developed over more than 25 years in the diagnostic laboratory industry, and service on the boards of directors of companies in the industry, brings to the Board important skills, knowledge and strategic insights that are quite relevant to the growth and prosperity of the Company.

Michael Serruya has served as a member of our Board since March 2000. Since February 2000, Mr. Serruya has been Chairman of Yogen Fruz World Wide Incorporated, a consumer products company, and from 1995 to February 2000 he was President, Chief Executive Officer and Chairman of Yogen Fruz. Mr. Serruya served on the board of directors of Jamba, Inc., the holding company of Jamba Juice Company, which is a restaurant retailer of food and beverage offerings and owns and franchises Jamba Juice stores from 2009 to 2011. Mr. Serruya was also a member of the Ontario Jobs and Investment Board, an organization headed up by the Ontario Provincial Government from 2005 to 2009. Mr. Serruya was the President and Chief Executive Officer of CoolBrands International Inc., a company that manufactured and marketed frozen novelties, frozen yogurt, ice cream and sorbet products from 2008 to 2011. Mr. Serruya is currently Chairman and CEO of Kahala Corp. Mr. Serruya is also the Non-Executive Chairman of the One Group, a publically traded company. Mr. Serruya attended Ryerson Polytechnical Institute.

Mr. Serruya’s business experience, including a diversified background as an executive and in operational roles in both public and private companies, and as a board member of several public companies, gives him a breadth of knowledge and valuable understanding of our business.

Richard van den Broek has served as a member of our Board since December 2010 and has served as the Managing Partner of HSMR Advisors, LLC, an investment fund focused on the biotechnology industry, since 2004. Mr. van den Broek, also spent ten years as a sell-side analyst covering the biotechnology industry, first at Oppenheimer, then at Merrill Lynch and finally as Managing Director at Hambrecht & Quist. Mr. van den Broek serves on the board of directors of Special Diversified Opportunities Inc. (formerly known as Strategic Diagnostics Inc.) and is a member of its audit committee. Mr. van den Broek also serves as a director of CogState (in Australia) and Pharmacyclics, Inc. and is a member of Pharmacyclics’ audit committee.

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

David M. Wurzer has served as a member of our Board since December 2010. Since November, 2009, Mr. Wurzer has served as Managing Director, Investments (November 2009 – October 2012), and as Senior Managing Director, Investments (October 2012 – present) at Connecticut Innovations (“CI”), a quasi-public authority responsible for venture capital technology investing and innovation development, where he is responsible for sourcing, analyzing and managing investments. Prior to joining CI, Mr. Wurzer was a consultant from January 2008 through November 2009 and served as Executive Vice President, Treasurer and Chief Financial Officer of CuraGen Corporation of Branford, Connecticut, from September 1997 through December 2007. From February 1994 until September 1997, Mr. Wurzer served as the Senior Vice President, Treasurer and Chief Financial Officer at Value Health, Inc. Mr. Wurzer is currently a member of the board of directors of Special Diversified Opportunities, Inc. (formerly known as Strategic Diagnostics Inc.) where he has served since February 2010. From July 2010 to December 2012 he also served as a member of the board of directors of DUSA Pharmaceuticals Inc.. Mr. Wurzer is also currently a member of the board of directors of Axerion Therapeutics, Inc., CyVek, Inc., EMME E2MS, NovaTract Surgical, Inc., SmartPay NewCo, LLC, Thetis Pharmaceuticals, LLC, and, ZetrOZ, Inc., which are privately held. Mr. Wurzer previously served on the 454 Life Sciences board of directors from June 2000 through May 2007. Mr. Wurzer received his B.B.A. in Accounting from the University of Notre Dame.

Mr. Wurzer has valuable experience as a director of diagnostics and life sciences companies which we believe is beneficial as a member of our Board. He has over thirty years of financial experience with growth-oriented companies, including direct involvement with raising capital, strategic transactions and mergers and acquisitions, for both start-up companies and publicly-held entities. This experience, coupled with his business and development background, enhances the Board and aids in its continued focus on, and oversight of, the Company’s growth.

The Nominating and Governance Committee has not yet made a proposal to the full board of directors regarding the composition of the directors to be nominated at the 2014 Annual Stockholders Meeting.  In making its annual recommendations, the Nominating and Governance Committee assesses the particular experience, qualifications, attributes and skills of all current directors in light of all relevant facts and considerations.   At the conclusion of this process, the Nominating and Governance Committee recommends to the full Board its proposed nominees and the full Board will make a final determination of an appropriate slate of directors to be nominated at the 2014 Annual Stockholders Meeting.

The following table sets forth certain information regarding our current executive officers:

Name	Age	Position Held with the Company
Thomas A. Bologna	65	Chairman of the Board, Chief Executive Officer
Kevin R. Harris	45	Vice President, Chief Financial Officer
Stephanie H. Astrow	52	Vice President, Research & Development
Adanech Getachew	36	General Counsel

The following is a brief summary of the background of each of our current executive officers. There are no family relationships among any of the executive officers.

Thomas A. Bologna has been our Chief Executive Officer since December 2011. Please see his biography in the section above regarding the Board.

Kevin R. Harris has served as our Vice President and Chief Financial Officer since June 12, 2013 and served as our Interim Chief Financial Officer from August 2012 to June 12, 2013. Mr. Harris served as Chief Financial Officer and a director of CyberDefender Corporation from 2009 until August 2012 (and as interim Chief Executive Officer from August 2011 until August 2012) and as Chief Operating Officer of Statmon Technologies Corp. from 2004 to 2009. He began his career at KPMG Peat Marwick as a senior auditor. Mr. Harris’s other professional experience includes serving as Head of Production Finance at PolyGram Television, Director of Corporate Financial Planning at Metro-Goldwyn-Mayer Studios and Senior Vice President of Finance at RKO Pictures. Mr. Harris earned a Bachelor of Science in Business Administration from California State University, San Bernardino and is a Certified Public Accountant in the State of California.

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

Adanech Getachew, who joined the Company in June 2012 on a part time basis, serves as our General Counsel. Ms. Getachew is an attorney in private practice in New York, New York. Since January 2011, Ms. Getachew has represented corporate and commercial clients through her affiliation with Berger Legal LLC, a boutique virtual law firm based in Ridgefield, Connecticut. Previously, from August 2005 to October 2010, Ms. Getachew was an associate at Willkie Farr & Gallagher LLP in New York, New York where her practice focused on corporate and securities laws. Ms. Getachew has her B.A. from the University of the Pacific and her J.D. from the University of California, Hastings College of the Law.

Board of Directors Meetings and Attendance

Our board of directors met twelve times during the fiscal year ended December 31, 2013, either in person or by teleconference. During 2013, each of our directors attended at least 75% of the aggregate of the number of meetings of the Board and of committees of the Board on which he served during fiscal 2013, with the exception of Michael Serruya.

Our corporate governance guidelines provide that directors are strongly encouraged to attend the annual meeting of stockholders. All of our current directors attended the 2013 annual meeting of our stockholders.

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

The Nominating and Governance Committee considers the qualifications of candidates based upon its charter and the Company’s corporate governance guidelines. The Nominating and Governance Committee selects individuals as director nominees who have the highest personal and professional integrity, who have demonstrated exceptional ability and judgment and who would be most effective, in conjunction with the other members of the Board, in collectively serving the long-term interests of the stockholders, and all other factors it considers appropriate. Members of the Board may recommend potential candidates to the Board for consideration. The Nominating and Governance Committee does not have a formal policy with regard to the consideration of diversity in identifying director candidates. However, the Nominating and Governance Committee believes that having diversity amongst Board members enhances the Board’s ability to make fully informed, comprehensive decisions and demonstrates leadership with respect to the Company’s initiatives to recruit and retain the best employees. As a result, the Nominating and Governance Committee believes that the Board should be comprised of a well-balanced group of individuals with diverse backgrounds, experiences, ages, races, genders and national origins as well as differences of viewpoint, professional experience, financial, business, academic, public sector and other expertise, education, skill and other individual qualities and attributes that contribute to board heterogeneity. The Nominating and Governance Committee has authority to retain search firms to assist in identifying and evaluating director candidates and to approve fees and retention terms for such advisors. After conducting an initial evaluation of a candidate, the Nominating and Governance Committee may interview that candidate if it believes the candidate might be suitable to be a director and may also ask the candidate to meet with other directors and members of management. If the Nominating and Governance Committee believes a candidate would be a valuable addition to the Board, it will recommend to the full Board that candidate’s election.

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

Communications Between Stockholders and Board of Directors

Generally, stockholders who have questions or concerns should contact our Corporate Headquarters to the attention of Kevin R. Harris, Vice President and Chief Financial Officer, at (323) 224-3900. However, any stockholder who wishes to address questions regarding our business directly with the Board, or any individual director, should direct his or her questions to the Board members via e-mail at RGDX@openboard.info. Communications will be distributed to the Board, or to any individual director or directors as appropriate, depending on the facts and circumstances outlined in the communications. Items that are unrelated to the duties and responsibilities of the Board, such as junk mail and mass mailings, resumes and other forms of job inquiries, surveys and solicitations or advertisements, may be excluded. In addition, any material that is unduly hostile, threatening, or illegal in nature may be excluded, provided that any communication that is filtered out will be made available to any outside director upon request.

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

Our Board has determined that all of the members of each of the Board’s three standing committees are independent as defined under the rules of the NASDAQ Stock Market, including, in the case of all members of the Audit Committee, the independence requirements contemplated by Rule 10A-3 under the Securities and Exchange Act of 1934.

Audit Committee

Our Audit Committee’s responsibilities include:

•	assisting the Board in monitoring the integrity of the financial statements of the Company and financial reporting procedures and the Company’s compliance with legal and regulatory requirements;

•	approving and retaining the independent registered public accounting firm to conduct the annual audit of our books and records and informing the Board of any significant accounting matters, including accounting policies;

•	reviewing management’s accounting for the Company’s financial results and reviewing the timeliness and adequacy of the reporting of those results and related judgments;

•	reviewing the proposed scope and results of the audit;

•	reviewing and pre-approving the independent registered public accounting firm’s audit and non-audit services rendered;

•	approving the audit fees to be paid;

•	reviewing accounting and financial controls with the independent registered public accounting firm and our financial and accounting staff;

•	reviewing and approving transactions between us and our directors, officers and affiliates;

•	recognizing and preventing prohibited non-audit services by the independent registered public accounting firm;

•	overseeing internal audit functions and inquiring into the audits of the Company’s books made internally and by the outside independent registered public accounting firm;

•	reviewing the performance of the Audit Committee;

•	establishing procedures for the receipt, retention and treatment of complaints relating to accounting, internal accounting controls, and for the confidential, anonymous submission by employees of concerns regarding accounting or auditing matters;

•	reviewing and reporting to the Board on the Company’s management of its financial resources; and

•	preparing the report of the Audit Committee that SEC rules require to be included in our annual meeting proxy statement.

The current members of our Audit Committee are Mr. Calhoun, Mr. Chawla and Mr. Wurzer. Mr. Calhoun, who chairs the committee, is an independent director who has been determined by our Board to be an audit committee financial expert. Stockholders should understand that this designation is a disclosure requirement of the SEC related to Mr. Calhoun’s experience and understanding with respect to certain accounting and auditing matters. The designation does not impose upon Mr. Calhoun any duties, obligations or liability that are greater than are generally imposed on him as a member of the Audit Committee and the Board, and his designation as an audit committee financial expert pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of the Audit Committee or the Board. Our Audit Committee met eight times during 2013.

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

The Compensation Committee has adopted a combination of compensation elements in order to further our compensation goals. The elements include: (i) base salary, (ii) annual incentive bonus compensation based upon individual and corporate performance and (iii) long-term incentive compensation in the form of equity participation. In furtherance of our compensation objectives, the Compensation Committee also considers publicly available compensation data for directors and management, provided by our compensation consultant, Vivient Consulting LLC. In addition, the Compensation Committee considers the recommendation of our chief executive officer with respect to the appropriate compensation of our other executive officers.

The current members of our Compensation Committee are Mr. Calhoun, Mr. van den Broek, and Mr. Wurzer, who chairs the committee. Our Compensation Committee met six times during 2013.

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

The current members of our Nominating and Governance Committee are Mr. Schreiber, Mr. Serruya and Mr. van den Broek, who chairs the committee. Our Nominating and Governance Committee met four times during 2013.

A copy of the Nominating and Governance Committee’s written charter is publicly available on the Company’s website at www.responsegenetics.com.

Report of Audit Committee

The Audit Committee of the Board of Directors, which consists entirely of directors who meet the independence and experience requirements of The NASDAQ Stock Market, has furnished the following report:

The Audit Committee assists the Board in overseeing and monitoring the integrity of our financial reporting process, compliance with legal and regulatory requirements and the quality external audit processes. This committee’s role and responsibilities are set forth in our charter adopted by the Board, which is available on our website at www.responsegenetics.com. This committee reviews and reassesses our charter annually and recommends any changes to the Board for approval. The Audit Committee is responsible for overseeing our overall financial reporting process, and for the appointment, compensation, retention, and oversight of the work of BDO USA, LLP. In fulfilling its responsibilities for the financial statements for fiscal year 2013, the Audit Committee took the following actions:

•	Reviewed and discussed the audited financial statements for the fiscal year ended December 31, 2013 with management and BDO USA, LLP, our independent registered public accounting firm;

•	Discussed with BDO USA, LLP the matters required to be discussed by Public Company Accounting Oversight Board Auditing Standard No. 16, Communications with Audit Committees; and

•	Received the written disclosures and the letter from the independent accountant required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant's communications with the audit committee concerning independence, and has discussed with the independent accountant the independent accountant's independence; and also considered the status of pending litigation, taxation matters and other areas of oversight relating to the financial reporting and audit process that the committee determined appropriate.

Based on the Audit Committee’s review of the audited financial statements and discussions with management and BDO USA, LLP, the Audit Committee recommended to the Board that the audited financial statements be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 for filing with the SEC.

Members of the Response Genetics, Inc.
Audit Committee on March 24, 2014
Kirk K. Calhoun
Sam Chawla
David Wurzer

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s directors and executive officers, and any persons who own more than ten percent of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company.  Directors, executive officers and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.  Based solely on its review of the copies of such forms and written representations from certain reporting persons, the Company believes that all filing requirements applicable to its directors and executive officers have been complied with during 2013.

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

Item 11.  Executive Compensation.

EXECUTIVE COMPENSATION

The following table shows the total compensation awarded to, earned by, or paid to (i) our Chief Executive Officer (our Principal Executive Officer), (ii) each of our next two most highly compensated executive officers, other than our Chief Executive Officer, who served as an executive officer at December 31, 2013 and whose total compensation exceeded $100,000, and (iii) two individuals for whom disclosure would have been required but who were not serving as executive officers at December 31, 2013 (collectively, our “named executive officers”) during the last two completed fiscal years.

Summary Compensation Table

				Option	All Other
				Awards	Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	($) (2)	($) (3)	Total
Thomas A. Bologna	2013	$576,654	$323,600	$243,786	$163,154	$1,307,193
Chief Executive Officer	2012	$553,708	$4,204	$147,140	$172,577	$877,629

Stephanie H. Astrow	2013	$259,354	$74,100	$52,540	$—	$385,994
Vice President, R&D	2012	$185,692	$—	$144,155	$—	$329,847

Kevin R. Harris	2013	$264,000	$32,700	$164,668	$—	$461,368
Vice President and Chief Financial Officer	2012	$86,308	$—	$—	$—	$86,308

(1)	This column represents the aggregate grant date fair value of restricted common stock granted to our named executive officers in each of 2012 and 2013, determined under FASB ASC Topic 718, Compensation – Stock Compensation.
(2)	This column represents the aggregate grant date fair value of stock options granted to our named executive officers in each of 2012 and 2013, determined under FASB ASC Topic 718, Compensation — Stock Compensation. Assumptions used in the calculation of these amounts for 2012 and 2013 are included in Note 7 to our financial statements for the years ended December 31, 2012 and 2013.
(3)	This includes payments for life insurance premiums, legal costs and a gross-up amount for payments for taxable travel-related expenses of $142,587 and $149,789 in 2012 and 2013, respectively, pursuant to Mr. Bologna’s employment agreement.

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

Stephanie H. Astrow Employment Agreement

We entered into an employment agreement with Dr. Stephanie H. Astrow on March 26, 2012 pursuant to which Dr. Astrow serves as Vice President, Research and Development of the Company. The agreement, which had an initial term of one year, automatically renews for an additional one year period on each subsequent anniversary of the agreement unless notice of non-renewal is given by either the Company or Dr. Astrow to the other at least sixty days prior to such anniversary date. Pursuant to the employment agreement, Dr. Astrow is entitled to a minimum annual base salary of $250,000 and is eligible for an annual bonus of up to 35% of her base salary based upon (a) the Company’s attainment of certain performance targets, as determined by the Chief Executive Officer and approved by the Board, and (b) Dr. Astrow meeting personal performance objectives as reasonably determined by the Company for the applicable fiscal year. Dr. Astrow was also granted an option to purchase 110,000 shares of the Company’s common stock, which vests monthly over 48 months from the date of grant and is eligible to participate in the Company’s equity-based incentive plans.

Upon a termination of employment by the Company without “cause,” or by Dr. Astrow for “good reason” (each as expressly defined in the agreement), Dr. Astrow, subject to her signing a release of claims against the Company, will be entitled to receive a severance benefit of nine months of her then-current base salary, plus a prorated portion of her annual bonus, payable in a lump sum or in installments, as determined by the Company in its sole discretion, provided that if Dr. Astrow is terminated by the Company without “cause” or resigns from employment as a result of a material diminution of her duties or material reduction of her compensation and benefits within a twenty-four month period following a change of control, Dr. Astrow will be entitled to receive a severance benefit of eighteen months of her then-current base salary plus one and one-half times her prorated annual bonus.

Upon a change in control of the Company, all of Dr. Astrow’s stock options will vest in full, and Dr. Astrow will have up to two years in which to exercise such stock options.

Dr. Astrow’s employment agreement also contains customary confidentiality, non-competition and non-solicitation obligations.

Kevin R. Harris Employment Agreement

We entered into an employment agreement with Kevin R. Harris on June 12, 2013 pursuant to which Mr. Harris serves as Vice President and Chief Financial Officer of the Company. The agreement, which has an initial term of one year, automatically renews for an additional one year period on each subsequent anniversary of the agreement unless notice of non-renewal is given by either the Company or Mr. Harris to the other at least sixty days prior to such anniversary date. Pursuant to the employment agreement, Mr. Harris is entitled to a minimum annual base salary of $264,000 and is eligible for an annual bonus of up to 35% of his base salary based upon (a) the Company’s attainment of certain performance targets, as determined by the Chief Executive Officer and approved by the Board, and (b) Mr. Harris meeting personal performance objectives as reasonably determined by the Company for the applicable fiscal year. Mr. Harris was also granted an option to purchase 100,000 shares of the Company’s common stock, which vests monthly over 48 months from the date of grant and is eligible to participate in the Company’s equity-based incentive plans.

Upon a termination of employment by the Company without “cause” (as expressly defined in the agreement), Mr. Harris, subject to signing a release of claims against the Company, will be entitled to receive a severance benefit of four months of his then-current base salary payable in a lump sum or in installments, as determined by the Company in its sole discretion, provided that if Mr. Harris is terminated by the Company without “cause” within a twenty-four month period following a change of control, Mr. Harris will be entitled to receive a severance benefit of nine months of his then-current base salary plus one times Mr. Harris’s pro-rated target annual bonus that is applicable at such termination date, payable either in a lump sum or in installments, as determined by the Company in its sole discretion.

Upon a change in control of the Company, all of Mr. Harris’s stock options will vest in full.

Mr. Harris’s employment agreement also contains customary confidentiality, non-competition and non-solicitation obligations.

Outstanding Equity Awards at Fiscal Year-End

The following table shows grants of stock options and restricted stock awards held by our named executive officers on December 31, 2013.

	Option Awards					Stock Award
							Equity Incentive
						Equity	Plan Awards:
						Incentive	Market or
						Plan Awards:	Payout
						Number of	Value of
		Number of	Number of			Unearned	Unearned
		Securities	Securities			Shares, Units	Shares,
		Underlying	Underlying	Option		or	Units, or Other
		Unexercised	Unexercised	Exercise	Option	Other Rights	Rights That
		Options (#)	Options (#)	Price	Expiration	That Have Not	Have
Name	Grant Date	Exercisable	Unexercisable	($)	Date	Vested (#)	Not Vested ($)
Thomas A. Bologna	12/21/11(1)	400,000	200,000	1.20	12/21/21
	12/21/11(2)	300,000		1.20	12/21/21
						270,000 (3)	$313,200 (3)
	07/30/12(4)	75,006	124,994	1.16	07/30/22
	11/20/13(4)	227,167	4,833	1.31	11/20/23

Stephanie H. Astrow	03/27/12(4)	48,125	61,875	2.04	03/27/22
	07/30/12(4)	6,003	9,997	1.16	07/30/22
	11/20/13(4)	1,024	48,958	1.31	11/20/23

Kevin R. Harris	06/12/13(4)	12,501	87,499	1.43	06/12/23
	11/20/13(4)	1,000	47,000	1.31	11/20/23

(1) These options vest monthly over the three-year period following the date of grant.

(2) These options vest in two equal installments on June 1, 2013, and December 1, 2014, or if earlier, the date on which the 30-day trailing average closing price of the Company’s common stock equals or exceeds $1.80.

(3) These shares of restricted stock vest on the date on which the 30-day trailing average closing price of the Company’s common stock equals or exceeds $2.40. The value of the award at year end is based on the closing price of the Company’s common stock of $1.16 on December 31, 2013, the final trading day of calendar year 2013.

(4) These options vest monthly over the four-year period following the date of grant.

Director Compensation

The following table shows the total compensation paid or accrued to each of our non-employee directors during the fiscal year ended December 31, 2013.

	Fees Earned $	Option Awards $
	(1)	(2)	Total
Kirk. K. Calhoun (3)	$46,500	$35,016	$81,516
Sam Chawla (4)	$6,250	$56,025	$62,275
Michael A. Metzger (5)	$27,500	$—	$27,500
Gary D. Nusbaum (6)	$32,500	$—	$32,500
David Schreiber (4)	$5,625	$56,025	$62,275
Michael Serruya (7)	$21,875	$46,439	$68,314
Richard van den Broek (8)	$29,625	$28,013	$57,638
David M. Wurzer (8)	$35,500	$28,013	$63,513

(1) A full description of all fees paid to our directors is provided below. The cash portion of fees paid represent either a 100% of the annual retainer and 100% of the committee retainer fees described below or a prorated portion of the annual retainer and the committee retainer fees described below, based on time served.

(2) This column represents the aggregate grant date fair value of stock options granted to our directors in 2013, determined under FASB ASC Topic 718, Compensation — Stock Compensation. Assumptions used in the calculation of these amounts are included in Note 7 to our financial statements for the year ended December 31, 2013.

(3) The aggregate number of stock options outstanding for this director as of December 31, 2013 was 118,688.

(4) The aggregate number of stock options outstanding for this director as of December 31, 2013 was 54,000.

(5) The aggregate number of stock options outstanding for this director as of December 31, 2013 was 54,500.

(6) The aggregate number of stock options outstanding for this director as of December 31, 2013 was 84,688.

(7) The aggregate number of stock options outstanding for this director as of December 31, 2013 was 104,500.

(8) The aggregate number of stock options outstanding for this director as of December 31, 2013 was 81,500.

On November 20, 2013, the board of directors of the Company voted to increase the annual cash retainer portion of non-employee directors’ compensation from the prior year levels. On July 30, 2012, the board of directors of the Company had voted to keep the annual cash retainer portion of non-employee directors’ compensation the same in 2012 as it was in 2011. On April 12, 2011, the board of directors revised its compensation policy to move from a retainer and committee fees program to a fixed annual retainer and committee retainer board compensation policy. Under the terms of this policy, each of our non-employee directors will receive the following, as applicable:

Annual Retainer	$32,000
Additional Annual Retainers
Non-Executive Chairman of the Board or Lead Director	$12,000
Audit Committee Chairman	$10,000
Audit Committee Non-Chairman Member	$6,000
Compensation Committee Chairman	$10,000
Compensation Committee Non-Chairman Member	$6,000
Nominating and Governance Committee Chairman	$8,000
Nominating and Governance Committee Non-Chairman Member	$3,000

In addition, on the date on which a director commences service on our board of directors, he or she will receive a one-time option to purchase a number of shares of our common stock at an exercise price not less than the fair market value of our common stock on the date of grant as recommended by our Compensation Committee and approved by the full Board. All directors also receive an annual grant of options to purchase a number of shares of our common stock at an exercise price equal to the fair market value of our common stock on the date of grant as recommended by the Compensation Committee and approved by the full Board. The one-time option granted to newly elected directors is typically for the same number of shares as the annual option grant to directors. On November 20, 2013, our Compensation Committee recommended and the full Board approved an annual grant of options to purchase 27,000 shares of our common stock at an exercise price equal to the fair market value of our common stock on the date of grant to each director of the Company except for the Lead Director for whom the Compensation Committee recommended and the full Board approved an option to purchase 33,750 shares of our common stock at an exercise price equal to the fair market value of our common stock on such date of grant. The Compensation Committee also recommended and the full Board approved a one-time grant of option to purchase 27,000 shares of our common stock to each of our two newly elected directors.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The table below sets forth certain information as of December 31, 2013 about the Company’s common stock that may be issued upon the exercise of options and rights under all of our existing equity compensation plans:

Securities Authorized For Issuance Under Equity Compensation Plans

			Number of securities remaining
			available for future issuance
	Number of securities to be	Weighted-average exercise	under equity compensation
	issued upon exercise of	price of outstanding options,	plans (excluding securities
	outstanding options, warrants	warrants and rights	reflected in column (a))
Plan Category	and rights (a)	(b)	(c)
Equity compensation plans approved by security holders	2,288,076	$1.83	1,281,924
Equity compensation plans not approved by security holders	1,170,000	1.20	—
Total	3,458,076	$1.62	1,281,924

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

Security Ownership of Directors and Management and Certain Beneficial Owners

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 21, 2014, by (i) each named executive officer listed in the table entitled “Summary Compensation Table” under the section entitled “Executive Compensation”; (ii) each of our directors; (iii) all of our current directors and executive officers as a group; and (iv) each person, entity or group of affiliated person or entities that we believe beneficially owns more than 5% of our outstanding common stock based solely on our review of SEC filings. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. We deem shares of common stock that may be acquired by an individual or group within 60 days of March 21, 2014 pursuant to the exercise of options or warrants to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them based on information provided to us by these stockholders. As of March 21, 2014, there were 38,728,196 shares of our common stock issued and outstanding.

Unless otherwise indicated by footnote, the address for each Beneficial Owner is: c/o Response Genetics, Inc., 1640 Marengo St., 7th Floor, Los Angeles, California 90033.

	Number of Shares		Percentage Shares
Name of Beneficial Owner	Beneficially Owned		Beneficially Owned
Directors and Executive Officers
Thomas A. Bologna	987,340	(1)	2.49%
Stephanie H. Astrow	70,878	(1)	*
Kevin R. Harris	28,918	(1)	*
Kirk K. Calhoun	99,250	(1)	*
Sam Chawla	—	(1)	*
David R. Schreiber	—	(1)	*
Michael Serruya	81,724	(1)	*
Richard van den Broek	316,500	(1)(2)	*
David M. Wurzer	64,500	(1)	*
All current executive officers and directors	1,649,110		4.12%

5% or More Stockholders
Bridger Management, LLC	6,000,000	(3)	15.49%
GlaxoSmithKline plc	5,000,000	(4)	12.91%
Lansdowne Partners Limited Partnership	3,805,161	(5)	9.83%
AWM Investment Company, Inc.	2,679,179	(6)	6.92%
Becker Drapkin Management, L.P.	2,022,890	(7)	5.22%
12 West Capital Management LP	2,447,617	(8)	6.32%

* Indicates ownership of less than 1%.

(1)	Includes amounts for stock options that have vested or will vest within 60 days of March 21, 2014.

(2)	This number includes 262,000 shares of common stock held by HSMR Capital Partners QP LP. Mr. van den Broek is the Managing Member of HSMR Advisors, LLC, which is the General Partner of HSMR Capital Partners QP LP. By virtue of his position with the General Partner of HSMR Capital Partners QP LP, Mr. van den Broek has the power to vote and dispose of the reported securities owned by HSMR Capital Partners QP LP. Mr. van den Broek disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein. The remaining 54,500 shares are shares of common stock issuable upon the exercise of options.

(3)	Based on a Schedule 13G/A filed by Bridger Management, LLC (“Bridger Management”) on January 13, 2014, Swiftcurrent Partners, L.P. (“Swiftcurrent Partners”) owns 2,694,000 shares of common stock and Swiftcurrent Offshore, Ltd. (“Swiftcurrent Offshore”) owns 3,306,000 shares of common stock. Swiftcurrent Partners and Swiftcurrent Offshore are referred to herein together as the “Bridger Funds”. The aggregate of 6,000,000 shares held by the Bridger Funds is referred to herein as the “Bridger Shares”. The Bridger Funds are managed by Bridger Management. By virtue of its shared investment control over the Bridger Funds, Bridger Management may be deemed to beneficially own the Bridger Shares. Bridger Management disclaims beneficial ownership of the Bridger Shares except to the extent of its pecuniary interest therein. Roberto Mignone is the managing member of Bridger Management, which has shared investment control over the Bridger Funds. For such reason, Mr. Mignone may be deemed to beneficially own the Bridger Shares. Mr. Mignone disclaims beneficial ownership over the Bridger Shares except to the extent of his pecuniary interest therein. The address of Bridger Management is 90 Park Avenue, 40th Floor, New York, NY 10016.

(4)	This number includes 5,000,000 shares of common stock held directly by Glaxo Group Limited, an indirect wholly owned subsidiary of GlaxoSmithKline plc (“GSK”) as reported on Schedule 13G filed with the SEC on September 21, 2012. The address of GSK is 980 Great West Road, Brentford, Middlesex TW8 9GS England.

(5)	According to a Schedule 13G/A filed by Lansdowne Partners Limited Partnership and Lansdowne Partners Austria GMBH on February 14, 2014, 3,805,161 shares of common stock are held in the account of Lansdowne Developed Markets Strategic Investment Master Fund Limited (the “Master Fund”) and may be deemed to be beneficially owned by Lansdowne Partners Limited Partnership and Lansdowne Partners Austria GMBH by virtue of their respective role as investment advisor to the Master Fund. Lansdowne Partners Limited Partnership and Lansdowne Partners Austria GMBH disclaim beneficial ownership of these securities except to the extent of their respective pecuniary interest therein. The principal address for Lansdowne Partners Limited Partnership is 15 Davies Street, London, United Kingdom W1K 3AG. The principal address for Lansdowne Partners Austria GMBH is Wallnerstrasse 3/21, 1010 Vienna, Austria.

(6)	Based on a Schedule 13G/A filed by Austin W. Marxe and David M. Greenhouse on February 13, 2014, Messrs. Marxe and Mr. Greenhouse share sole voting and investment power over 693,393 common shares owned by Special Situations Cayman Fund, L.P. (“Cayman”), 929,852 common shares owned by Special Situations Life Sciences Fund, L.P. (“Life Sciences”) and 1,055,934 common shares owned by Special Situations Fund III QP, LP. (“QP”). Messrs. Marxe and Greenhouse are the controlling principals of AWM Investment Company, Inc. (“AWM”), the general partner of and investment advisor to Cayman and the investment adviser to QP and Life Sciences. AWM also serves as the general partner of MGP Advisers Limited Partnership, the general partner of QP. Messrs. Marxe and Greenhouse are members of LS Advisers L.L.C., the general partner of Life Sciences. The address of AWM Investment Company, Inc. is 527 Madison Avenue, Suite 2600, New York, NY 10022.

(7)	Represents (a) 1,770,428 shares directly beneficially owned by Becker Drapkin Partners (QP), L.P. (“QP Fund”), (b) 252,462 shares directly beneficially owned by Becker Drapkin Partners, L.P. (“LP Fund”), (c) 181,679 shares directly beneficially owned by Steven R. Becker and (d) 114,504 shares directly beneficially owned by Matthew A. Drapkin, based on a Schedule 13D/A filed on February 14, 2014. Becker Drapkin Management, L.P. (“BD Management”) is the general partner of each of QP Fund and LP Fund and may be deemed to beneficially own securities owned by QP Fund and LP Fund. BC Advisors, LLC (“BC Advisors”) is the general partner of BD Management and may be deemed to beneficially own securities owned by BD Management. Messrs. Becker and Drapkin are the controlling persons of BC Advisors and may be deemed to beneficially own securities owned by BC Advisors. Each of BD Management, BC Advisors, QP Fund, LP Fund, Mr. Becker and Mr. Drapkin disclaim beneficial ownership of any of the aforementioned securities except to the extent of his or its pecuniary interest therein. The address of BD Management is 500 Crescent Court, Suite 230, Dallas, TX 75201.

(8)	This number represents 1,679,220 shares of common stock held by 12 West Capital Fund LP (“12 West Onshore Fund”) and 768,397 shares of common stock held by 12 West Capital Offshore Fund LP (“12 West Offshore Fund”), based on a Schedule 13G filed on February 14, 2014. 12 West Capital Management LP (“12 West Management”) serves as the investment manager to 12 West Onshore Fund and 12 West Offshore Fund and possesses the sole power to vote and the sole power to direct the disposition of all securities of Response Genetics, Inc. held by 12 West Onshore Fund and 12 West Offshore Fund. Joel Ramin, as the sole member of 12 West Capital Management, LLC, the general partner of 12 West Management, possesses the voting and dispositive power with respect to all securities beneficially owned by 12 West Management. The address of 12 West Management is 90 Park Avenue, 41st Floor, New York, NY 10016.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

DIRECTOR INDEPENDENCE

Our Board of Directors has reviewed the materiality of any relationship that each of our directors has with the Company, either directly or indirectly. Based upon this review, our Board has determined that the following members of the Board are “independent directors” as defined by The NASDAQ Stock Market: Kirk K. Calhoun, Sam Chawla, David R. Schreiber, Richard van den Broek and David Wurzer.

RELATED PARTY TRANSACTIONS

The Board of Directors has adopted a written policy requiring that any transaction involving the Company in which one of our directors, executive officers, or greater than five percent stockholders, or the immediate family members of any of the foregoing persons, has a direct or indirect material interest (a “related party transaction”), be approved or ratified by a majority of the full Board or by a designated committee of the Board.

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

There have been no related party transactions between January 1, 2013 and the date of filing of this Annual Report on Form 10-K, and there is currently no proposed transaction involving the Company that would constitute a related party transaction.

Item 14.  Principal Accounting Fees and Services.

INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

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

Audit Services And Fees

The professional services provided by BDO USA, LLP and the aggregate fees for those services rendered during the years ended December 31, 2013 and 2012 were as follows:

	2013	2012
Audit Fees	$250,816	$312,922
Audit Related Fees	$34,846	$10,863
Tax Fees	$20,790	$23,165
All Other Fees	—	—
Total	$306,452	$346,950

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Response Genetics, Inc.
Los Angeles, California

We have audited the accompanying consolidated balance sheets of Response Genetics, Inc. as of December 31, 2013 and 2012 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2013. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Response Genetics, Inc. at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ BDO USA, LLP

BDO USA, LLP

Los Angeles, California

March 31, 2014

RESPONSE GENETICS, INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2012	2013
ASSETS
Current assets:
Cash and cash equivalents	$9,041,478	$8,148,599
Accounts receivable, net of allowance for doubtful accounts of $991,990 and $2,404,659 at December 31, 2012 and 2013, respectively	5,373,023	6,225,923
Prepaid expenses and other current assets	576,112	981,908
Total current assets	14,990,613	15,356,430
Property and equipment, net	1,023,198	1,934,582
Intangible assets, net	575,409	767,223
Total assets	$16,589,220	$18,058,235

LIABILITIES, COMMON STOCK CLASSIFIED OUTSIDE OF STOCKHOLDERS’ EQUITY (DEFICIT) AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,191,122	$1,694,312
Accrued expenses	343,913	666,675
Accrued royalties	712,776	1,293,717
Accrued payroll and related liabilities	1,382,265	1,850,923
Capital lease obligation, current portion	158,669	157,238
Deferred revenue	483,052	—
Line of credit	1,000,000	—
Total current liabilities	5,271,797	5,662,865
Capital lease obligation, net of current portion	83,910	136,419
Line of credit	—	1,000,000
Total liabilities	5,355,707	6,799,284

Commitments and contingencies (Note 5)

Common stock classified outside of stockholders’ equity (deficit) (Note 10)	11,775,724	5,500,000

Stockholders’ equity (deficit):
Common stock, $0.01 par value; 50,000,000 shares authorized; 32,797,625 and 38,712,896 shares issued and outstanding at December 31, 2012 and 2013, respectively	232,414	337,185
Additional paid-in capital	56,766,036	70,986,406
Accumulated deficit	(57,276,664)	(65,297,179)
Accumulated other comprehensive loss	(263,997)	(267,461)
Total stockholders’ equity (deficit)	(542,211)	5,758,951
Total liabilities, common stock classified outside of stockholders’ equity (deficit) and stockholders’ equity (deficit)	$16,589,220	$18,058,235

The accompanying notes are an integral part of these consolidated financial statements.

RESPONSE GENETICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31,
	2012	2013
Net revenue	$18,736,669	$19,801,359
Cost of revenue	10,415,913	10,456,082
Gross Profit	8,320,756	9,345,277
Operating expenses:
Selling and marketing	5,065,998	5,421,797
General and administrative	8,783,414	10,262,623
Research and development	2,128,610	1,606,662
Total operating expenses	15,978,022	17,291,082
Operating loss	(7,657,266)	(7,945,805)
Other income (expense):
Interest expense	(85,838)	(91,844)
Interest income	27	48
Other	(14,002)	17,086
Net loss	(7,757,079)	(8,020,515)
Unrealized gain (loss) on foreign currency translation	3,180	(3,464)
Comprehensive loss	$(7,753,899)	$(8,023,979)

Net loss per share — basic and diluted	$(0.29)	$(0.24)

Weighted-average common shares — basic and diluted	26,742,345	33,481,439

The accompanying notes are an integral part of these consolidated financial statements.

RESPONSE GENETICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2013
Cash flows from operating activities:
Net loss	$(7,757,079)	$(8,020,515)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	470,055	632,975
Bad debt expense	1,351,592	3,165,918
Share-based compensation	818,037	474,101
Changes in operating assets and liabilities:
Accounts receivable	(2,655,275)	(3,761,817)
Prepaid expenses and other current assets	392,014	(371,945)
Accounts payable	(301,404)	503,190
Accrued expenses	(805,828)	322,762
Accrued royalties	(26,056)	580,941
Accrued payroll and related liabilities	19,576	468,658
Deferred revenue	483,052	(483,052)
Net cash used in operating activities	(8,011,316)	(6,488,784)
Cash flows from investing activities:
Purchase of property and equipment	(425,465)	(428,487)
Purchase and capitalization of software	(531,095)	(179,387)
Cash paid for purchase of assets	—	(200,000)
Net cash used in investing activities	(956,560)	(807,874)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	16,452,538	6,571,324
Proceeds from exercise of stock options	—	23,993
Capital lease payments	(147,602)	(188,072)
Net cash provided by financing activities	16,304,936	6,407,245
Effect of foreign exchange rates on cash and cash equivalents	4,123	(3,466)
Net increase (decrease) in cash and cash equivalents	7,341,183	(892,879)
Cash and cash equivalents:
Beginning of the year	1,700,295	9,041,478
End of the year	$9,041,478	$8,148,599

Cash paid during the period for:
Income taxes	$—	$—
Interest	$85,838	$91,844

Supplemental disclosure of non-cash financing activities:
Equipment and software acquired under capital leases	$—	$239,150
Assets acquired by issuance of common stock	$—	$980,000
Reclassification of mezzanine equity to Stockholders’ Equity (Deficit)	$12,531,495	$6,275,723

The accompanying notes are an integral part of these consolidated financial statements.

RESPONSE GENETICS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
Balances at December 31, 2011	19,540,358	$134,327	$43,514,591	$(49,519,585)	$(267,177)	$(6,137,844)
Issuance of common stock	13,257,267	—	—	—	—	—
Reclassification of mezzanine equity, net	—	98,087	12,433,408	—	—	12,531,495
Share-based compensation expense	—	—	818,037	—	—	818,037
Unrealized loss on foreign currency translation	—	—	—	—	3,180	3,180
Net loss	—	—	—	(7,757,079)	—	(7,757,079)
Balances at December 31, 2012	32,797,625	$232,414	$56,766,036	$(57,276,664)	$(263,997)	$(542,211)
Issuance of common stock	5,897,248	58,972	7,492,352	—	—	7,551,324
Exercise of stock options	18,023	180	23,813	—	—	23,993
Reclassification of mezzanine equity, net	—	45,619	6,230,104	—	—	6,275,723
Share-based compensation expense	—	—	474,101	—	—	474,101
Unrealized gain on foreign currency translation	—	—	—	—	(3,464)	(3,464)
Net loss	—	—	—	(8,020,515)	—	(8,020,515)
Balances at December 31, 2013	38,712,896	$337,185	$70,986,406	$(65,297,179)	$(267,461)	$5,758,951

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

Since its inception, the Company has devoted substantial effort in developing its product and has incurred losses and negative cash flows from operations, and at December 31, 2013 has an accumulated deficit of $65,297,179. The Company is forecasting continued losses and negative cash flows as it funds its sales and marketing activities and research and development programs.

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

2. Summary of Significant Accounting Policies

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Response Genetics, Ltd., a Scottish corporation (the “Subsidiary”), which was incorporated in November 2006. The Subsidiary had no employees or active operations during 2012 and 2013. All significant intercompany transactions and balances have been eliminated in consolidation.

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

RESPONSE GENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies - (continued)

Accounts Receivable

Pharmaceutical Accounts Receivable

The Company invoices its clients as specimens are processed and any other contractual obligations are met. The Company’s contracts with clients typically require payment within 45 days of the date of invoice. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its clients to make required payments. The Company specifically analyzes accounts receivable and historical bad debts, client credit, current economic trends and changes in client payment trends when evaluating the adequacy of the allowance for doubtful accounts. Account balances are charged-off against the allowance when it is probable the receivable will not be recovered. To date, the Company’s clients have primarily been large pharmaceutical companies. As a result, bad debts from clinical accounts receivable to date have been minimal. Pharmaceutical company accounts receivable as of December 31, 2012 and 2013 were $2,549,665 and $1,892,384 respectively.  There were no allowances for doubtful accounts recorded against these pharmaceutical accounts receivable at December 31, 2012 and 2013.

ResponseDX® Accounts Receivable

ResponseDX® accounts receivable are recorded from two primary payors: Medicare and third party and private payors (“Private Payors”).  ResponseDX® accounts receivable are recorded at established billing rates less an estimated billing adjustment, based on reporting models utilizing historical cash collection percentages and updated for current effective reimbursement factors.  Management performs ongoing valuations of accounts receivable balances based on management’s evaluation of historical collection experience and industry trends.  Based on the historical experience for our Medicare and Private Payor accounts, management has determined, based on a detailed analysis, that accounts receivable associated with certain billings are unlikely to be collected.  Therefore, the Company has recorded an allowance for doubtful accounts of $991,990 and $2,404,659 as of December 31, 2012 and 2013. The Company’s bad debt expense for the years ended December 31, 2012 and 2013 was $1,351,592 and $3,165,918, respectively.

ResponseDX® accounts receivable consisted of the following:

	December 31,	December 31,
	2012	2013
Net Medicare receivable	$890,936	$2,422,611
Net Private Payor receivable	2,924,412	4,315,587
	3,815,348	6,738,198
Allowance for doubtful accounts	(991,990)	(2,404,659)
	$2,823,358	$4,333,539

As more fully discussed in Note 3 Property and Equipment and Intangible Assets, the Company acquired accounts receivable in August 2013 that had a valuation of $257,000. All of these receivables were collected by December 31, 2013.

As part of its process for evaluating the collectability of aged accounts receivable management identified delays in the Medicare administrative law appeal process for aged accounts receivable that would extend the process significantly (up to two years). Accordingly, management considered this factor in estimating the allowance for doubtful accounts and concluded that an additional allowance of approximately $690,000 was necessary as of December 31, 2013 to reserve for the balance of Medicare accounts receivable as of December 31, 2013 that were going to age greater than one year shortly after December 31, 2013.

Property and Equipment and Intangible Assets

Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets. The Company has determined the estimated useful lives of its property and equipment, as follows:

Laboratory equipment	5 to 7 years
Furniture and equipment	5 to 7 years
Purchased and internally-developed software	3 to 5 years
Leasehold improvements	Shorter of the useful life (5 to 7 years) or the lease term

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

In March 2010, the Company entered into a non-exclusive license agreement with GlaxoSmithKline, LLC, which called for certain milestone payments to be made to the Company when certain events specified in the agreement occur, specifically GlaxoSmithKline, LLC submitting an application to use the license to the FDA, the FDA approving the application, and issuance of certain patent applications to the Company. The Company has no further obligations related to these events and therefore has recorded the milestone payments that were due under the agreement into revenue at the time the event occurred.

The Company recorded revenue from pharmaceutical clients of $6,852,536 and $7,789,985 for the years ended December 31, 2012 and 2013, respectively.

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

Medicare reimbursement rates are subject to regulatory changes and government funding restrictions. In January 2013, the annual Medicare fee schedules update was announced which included proposed changes to Medicare reimbursement rates that significantly reduced the reimbursement rates for certain of the testing services the Company provides. The Company participated with other impacted organizations to provide guidance to the local Medicare Administrative Contractor (“MAC”) that resulted in the local MAC updating certain pricing through September 2013 which reflected an increase in many of the tests originally priced in January 2013. In addition, on October 1, 2013, the Centers for Medicare and Medicaid Services (“CMS”) issued fees for some, but not all, of the CPT codes used by the Company. As a result of these CPT code changes and Medicare price changes, the Company has experienced a departure from its normal reimbursement patterns with Medicare and other payors. Specifically, the Company has experienced delays in certain reimbursements for services and an increase in initial denials of claims for certain services provided. Accordingly, the Company re-evaluated the assumptions employed in its model for estimating revenue to be recognized for ResponseDX® testing. The Company views the code and price changes described above as affecting only the assumptions the Company used in pricing its services. The nature of the testing the Company provides, the evidence it gathers to establish the creditworthiness of its payors and the delivery method of its services have not changed from prior periods, and there are no indicators that these assumptions require change.

The Company performed an analysis that considered its historical patterns of revenue by payor in conjunction with the fluctuations it experienced in the twelve months ended December 31, 2013 to arrive at the revenue recorded during 2013. The Company believes that the changes in CPT codes and pricing that are causing confusion and erratic payment experience in the payor community will take some time to resolve. The time needed for resolution will depend upon Medicare and the local MAC releasing additional pricing changes and potentially, revisions to previously revised prices, and upon the private payor community adopting the new CPT codes and some level of revised pricing. Accordingly, the Company’s revenue recognition estimates could be materially affected in future periods as pricing and payment patterns change and develop, and the Company may be materially affected by future or retroactive price changes.

The following details ResponseDX® revenue for the years ended December 31, 2012 and 2013:

	Year Ended December 31,
	2012	2013

Net Medicare revenue	$5,405,393	$4,521,732

Net Private Payor revenue	6,472,386	7,489,642

Other	6,354	—

Net ResponseDX® revenue	$11,884,133	$12,011,374

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

Medicare reimbursement rates are subject to regulatory changes and government funding restrictions. In January 2013, the annual Medicare fee schedules update was announced which included proposed changes to Medicare reimbursement rates that significantly reduced the reimbursement rates for certain of the testing services we provide. The Company participated with other impacted organizations to provide guidance to the local MAC that resulted in the local MAC updating certain pricing through September 2013 which reflected an increase in many of the tests originally priced in January 2013. In addition, on October 1, 2013, CMS issued fees for some, but not all, of the CPT codes used by the Company. It is uncertain if continued guidance provided to Medicare and the local MAC by impacted organizations will result in additional fee increases or additional positive coverage determinations in 2014. If however, the current reduction in reimbursement rates is adopted as is, it may have a material adverse effect on the Company's operations.

On July 8, 2013, CMS released a new proposed rulemaking entitled “Medicare Program; Revisions to Payment Policies under the Physician Fee Schedule, Clinical Laboratory Fee Schedule & Other Revisions to Part B for CY 2014”. This proposed rule contains a number of provisions that may adversely impact the level of reimbursement for a variety of tests for which the Company receives reimbursement from the Medicare program beginning in 2014. Among other things, CMS has proposed examining approximately 1,200 laboratory tests that appear on the Clinical Lab Fee Schedule (“CLFS”) over a period of five years to determine whether advances in technology may have reduced the cost of providing such tests and whether or not the level of reimbursement should be revised. The Company is currently performing molecular testing which is reimbursed using CPT codes that fall on the CLFS. CMS has also proposed changing the methodology used to determine reimbursement rates for the technical component of certain tests reimbursed off of the Physician Fee Schedule (“PFS”). Among other provisions, CMS has proposed limiting the Relative Value Units (“RVUs”) ascribed to the Practice Expense component of their reimbursement formula for tests performed in “Non-Facilities” (which would include most clinical laboratories like the Company) to the RVUs that have been ascribed for the same procedures under the Hospital Outpatient Prospective Payment System, or the Ambulatory Payment Classification (“APC”) system which are used to reimburse “Facilities” (such as hospitals and ambulatory surgery centers). The Company currently performs FISH testing, which may be impacted by this PFS rule change if it is enacted. CMS has not yet proposed any specific rates for 2014 and the Company is examining the potential impact that a reduction in the level of reimbursement for the tests the Company offers may have on its operations.

A number of proposals for legislation or regulation continue to be under discussion which could have the effect of substantially reducing Medicare reimbursements for clinical laboratories or introducing cost sharing to beneficiaries. Depending upon the nature of regulatory action, if any, which is taken and the content of legislation, if any, which is adopted, the Company could experience a significant decrease in revenues from Medicare and Medicaid, which could have a material adverse effect on the Company. The Company is unable to predict, however, the extent to which such actions will be taken.

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

RESPONSE GENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies - (continued)

Line of Credit

On July 14, 2011, the Company entered into a line of credit agreement with Silicon Valley Bank (the “Bank”). The agreement has been amended most recently on March 7, 2013. The line of credit is collateralized by the Company’s pharmaceutical, Private Payor and Medicare receivables. The amended maximum amount that can be borrowed from the credit line is $2,000,000. As of December 31, 2013, the amount the Company can draw from the loan was $1,000,000 calculated as the lesser of (i) the Company’s calculated borrowing base, which was 80% of certain of the Company’s accounts receivable, or (ii) the amount available under the credit line. As of December 31, 2013, the interest fees associated with this line of credit were set at the prime rate plus 1%. During 2012 and 2013, the rate charged to the Company was 5%. As needed from time to time, the Company may draw on this line for use for general corporate purposes. As of December 31, 2012 and December 31, 2013, the Company has drawn $1,000,000 against the line of credit. The line of credit is subject to various financial covenants. As of December 31, 2013, the Company was not in compliance with one of these covenants, and the Bank waived the covenant violation. Prior to the most recent amendment on March 7, 2013, the Company was also not in compliance with certain other covenants. The September 28, 2012 amendment provided forbearance for the failure to comply with these certain covenants through November 30, 2012, and modified the covenants to include a requirement that the Company maintain account balances at the Bank totaling a minimum of $4,000,000 during the covered forbearance period. The December 6, 2012 amendment to the agreement extended the forbearance for the failure to comply with these certain covenants and the requirement for the Company to maintain account balances at the Bank totaling a minimum of $4,000,000 through December 31, 2012. In addition, pursuant to the March 7, 2013 amendment, the Bank waived the Company's existing breach of financial covenants under the credit agreement and the parties restructured the line of credit to provide that, among other things: (i) the revolving line of credit's maturity date was extended to March 7, 2015, (ii) the fee for the unused portion of the revolving line of credit was reduced from 0.375% to 0.250% per annum of the average unused portion of the revolving line of credit, (iii) the Company must continue to meet certain reporting requirements including providing financial statements and a certificate of compliance with the terms and conditions of the credit agreement by an authorized officer to the Bank within 45 days of the last day of each calendar quarter, provided that if the Company has less than $4,000,000 in its account at the Bank at any time during such calendar quarter, the Company must provide the financial statements and the certificate of compliance within 30 days of the end of such calendar quarter and provide a monthly report on revenues realized from private payors, (iv) the financial covenants were amended and restated to require the Company to maintain a ratio of quick assets to current liabilities of 1:50 to 1:00 and meet certain specified minimum adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) requirements as defined in the amendment and measured on a monthly basis and (v) the Bank is granted certain additional inspection of books, records and collateral rights.

As of December 31, 2012, the line of credit under the credit agreement was classified as a current liability of the Company on the accompanying balance sheet as the line of credit had a maturity date less than one year from December 31, 2012. As of December 31, 2013, the line of credit under the credit agreement was classified as a non-current liability of the Company on the accompanying balance sheet as the line of credit had a maturity date of greater than one year from December 31, 2013.

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

ASC 740, Income Taxes, clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. As of December 31, 2012 and 2013, the Company does not have a liability for unrecognized tax benefits. The Company recognizes interest and penalties associated with tax matters as part of the income tax provision, and the Company includes accrued interest and penalties with the related tax liability in the balance sheet. For the years ended December 31, 2012 and 2013, there were no interest or penalties recorded on the consolidated statement of operations.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Stock Compensation, Share-Based Payment. Stock-based compensation expense for all stock-based compensation awards granted is based on the grant-date fair value estimated in accordance with the provisions of ASC 718.  The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting period. As further described in Note 7, certain awards granted to Thomas A. Bologna, the Company’s Chairman and Chief Executive Officer, were recognized based on an accelerated vesting basis triggered by market conditions rather than a straight-line basis.

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

 Comprehensive Loss

The components of comprehensive loss are net loss and foreign currency translation adjustments for the years ended December 31, 2012 and 2013.

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

Advertising costs

The Company markets its services through its advertising activities in trade publications and on the internet. Advertising costs are included in selling and marketing expenses on the statements of operations and are expensed as incurred.  Advertising costs for the years ended December 31, 2012 and 2013 were $13,788 and $16,677, respectively.

Reclassifications

Prior year amounts in the consolidated financial statements have been reclassified to conform with the current year presentation. Reclassified amounts had no impact on the Company’s net losses for the year ended December 31, 2012 or 2013.

Concentration of Credit Risk Clients and Limited Suppliers

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has never experienced any losses related to these balances. At December 31, 2013, the Company had $7,867,276 in cash and cash equivalents that exceeded federally insured limits. At December 31, 2013, $6,969 of cash was held outside of the United States.

Revenue sources that accounted for greater than 10 percent of revenue are provided below.

	Year Ended December 31,
	2012		2013
	Revenue	Percent of Total Revenue	Revenue	Percent of Total Revenue
GlaxoSmithKline entities:
GlaxoSmithKline LLC	$1,280,704	6.8%	$1,134,366	5.8%
GlaxoSmithKline Biologicals S.A.	$3,241,211	17.3%	$3,534,619	17.9%
Total GlaxoSmithKline entities	$4,521,915	24.1%	$4,668,985	23.7%
Medicare, net of contractual allowances	$5,405,393	28.8%	$4,521,732	22.8%

Clients that accounted for greater than 10 percent of accounts receivable are provided below.

	As of December 31,
	2012		2013
	Receivable Balance	Percent of Total Receivables	Receivable Balance	Percent of Total Receivables
GlaxoSmithKline entities:
GlaxoSmithKline LLC	$200,169	3.1%	$597,937	6.9%
GlaxoSmithKline Biologicals S.A.	$1,490,975	23.4%	$544,298	6.3%
Total GlaxoSmithKline entities	$1,691,144	26.5%	$1,142,235	13.2%
Medicare, net of contractual allowances	$890,936	14.0%	$2,422,611	28.1%

RESPONSE GENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies - (continued)

Many of the supplies and reagents used in the Company’s testing process are procured from a limited number of suppliers. Any supply interruption or an increase in demand beyond the suppliers’ capabilities could have an adverse impact on the Company’s business. Management believes it can identify alternative sources, if necessary, but it is possible such sources may not be identified in sufficient time to avoid an adverse impact on its business. Refer also to Note 6 for further discussion regarding these supply agreements. The Company purchases certain laboratory supplies and reagents primarily from a limited number of suppliers. The Company made approximately 71% of its reagent purchases from two suppliers during the year ended December 31, 2012 and made approximately 87% of its reagent purchases from four suppliers during the year ended December 31, 2013.

Recent Accounting Pronouncements

We have reviewed all recently issued standards and have determined they will not have a material impact on our consolidated financial statements or do not apply to our operations.

3. Property and Equipment and Intangible Assets

Property and equipment consists of the following:

	December 31,	December 31,
	2012	2013
Laboratory equipment	$3,315,812	$4,468,055
Furniture and equipment	660,626	736,886
Leasehold improvements	305,059	487,843
	4,281,497	5,692,784
Less: Accumulated depreciation	(3,258,299)	(3,758,202)
Total property and equipment, net	$1,023,198	$1,934,582
Purchased software	$562,699	$749,587
Internally developed software	108,362	213,361
Trademarks	—	33,000
	671,061	995,948
Less: Accumulated amortization	(95,652)	(228,725)
Total intangible assets, net	$575,409	$767,223

Intangible assets are carried at the cost to obtain them. Internally developed intangible assets are amortized using the straight-line method over the estimated useful life of five years. At December 31, 2012, the Company had not yet begun amortizing purchased software costs related to its new Laboratory Information Management System (“LIMS”). During the first quarter of 2013, the Company deployed LIMS and began amortizing the cost. Amortization expense, included in cost of revenue, general and administrative expenses, and research and development expenses for the years ended December 31, 2012 and 2013 was $470,054 and $632,976, respectively.

On August 23, 2013, the Company entered into an asset purchase agreement (the “Pathwork Purchase Agreement”) with Pathwork (assignment for the benefit of creditors), LLC (“Seller”), pursuant to which the Company acquired substantially all of the assets of Pathwork Diagnostics, Inc. (“Pathwork”), which had previously assigned all of its assets to Seller for the benefit of its creditors pursuant to a General Assignment, dated as of April 2, 2013.  Pursuant to the Pathwork Purchase Agreement, the Company acquired all intellectual property, know-how, data, equipment and materials formerly owned by Pathwork which relate to its FDA-cleared Tissue of Origin cancer test. Management evaluated the assets acquired from Seller and concluded the combined assets did not meet the definition of a business, primarily because the necessary processes were not acquired.  Accordingly, the Company accounted for the transaction as a basket purchase of assets in which the purchase price was allocated to the individual assets acquired based upon relative fair value.

The Company acquired the assets for the following consideration: (i) an aggregate of 500,000 newly-issued registered shares of the Company’s common stock issued to two senior secured creditors of Pathwork which were designated by Seller in the Pathwork Purchase Agreement and (ii) a cash payment of $200,000 to Seller.

Based upon a valuation of the acquired Pathwork assets, the purchase price was allocated as follows: $257,000 to accounts receivable, $785,000 to laboratory equipment, and $138,000 to internally developed software and other intangible assets. The Company launched the Pathwork acquired Tissue of Origin test commercially as its ResponseDX: Tissue of OriginTM test in February 2014. Therefore, depreciation and amortization of these assets will begin during the first quarter of 2014 over their expected useful lives, which are approximately five years.

Expected future amortization of intangible assets over the next five years ending December 31 is as follows: $176,518 in 2014, $179,302 in 2015, $165,033 in 2016, $145,173 in 2017, $64,698 in 2018 and $3,499 thereafter.

Capital Leases

The Company leases certain equipment and related software that is recorded as capital leases. This equipment and software is included in property and equipment on the accompanying balance sheet as of December 31, 2013 as follows:

Equipment and software financed under capital leases	$584,150
Less: Accumulated amortization	(320,769)
Equipment and software financed under capital leases, net	$263,381

RESPONSE GENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Property and Equipment and Intangible Assets - (continued)

Future minimum lease payments under capital leases as of December 31, 2013 are as follows:

Years ending December 31,
2014	$188,427
2015	101,309
2016	46,852
Total minimum lease payments	336,588
Less amount represented by interest	(42,931)
Less current portion	(157,238)
Capital lease obligation, net of current portion	$136,419

The Company recorded depreciation expense of $115,000 and $131,483 related to the assets under capital leases for the years ended December 31, 2012 and 2013, respectively.

4. Loss Per Share

The Company calculates net loss per share in accordance with ASC 260, Earnings Per Share. Under the provisions of ASC 260, basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock and dilutive common stock equivalents then outstanding. Common stock equivalents consist of shares of common stock issuable upon the exercise of stock options.

The following table sets forth the computation for basic and diluted loss per share:

	Year Ended December 31,
	2012	2013
Numerator:
Net loss	$(7,757,079)	$(8,020,515)
Numerator for basic and diluted earnings per share	$(7,757,079)	$(8,020,515)

Denominator:
Denominator for basic and diluted earnings per share — weighted-average shares outstanding	26,742,345	33,481,439

Basic and diluted loss per share	$(0.29)	$(0.24)

Outstanding stock options to purchase 1,749,310 and 2,288,076 shares for the years ended December 31, 2012 and 2013, respectively, were excluded from the calculation of diluted loss per share as their effect would have been anti-dilutive.

5. Commitments and Contingencies

Operating Leases

The Company leases 27,446 square feet of office and laboratory space in Los Angeles, California, under a non-cancelable operating lease that was amended and extended on February 3, 2014 and will expire on June 30, 2015. The Company has the option to extend the lease to June 30, 2016. The Company also leased 1,460 square feet of space in Frederick, Maryland, where administrative functions were performed until July 31, 2012. The Company moved the administrative functions performed out of this office primarily to its Los Angeles facilities and closed the Maryland office on July 31, 2012. The lease for the Maryland office expired on January 31, 2013.

Rent expense, which is classified in cost of revenue, general and administrative, and research and development expenses was $686,651 and $683,926 for the years ended December 31, 2012 and 2013, respectively.

RESPONSE GENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Commitments and Contingencies - (continued)

Future minimum lease payments by year and in the aggregate due under noncancelable operating leases for facilities, equipment and software as a service, consist of the following at December 31, 2013:

Years Ending December 31,
2014	$1,228,880
2015	564,518
2016	35,807

Total	$1,829,205

Guarantees

The Company enters into indemnification provisions under its agreements with other counterparties in its ordinary course of business, typically with business partners, clients and landlords. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities. These indemnification provisions generally survive termination of the underlying agreement. The Company reviews its exposure under these agreements no less than annually, or more frequently when events require. The Company believes the estimated fair value of these agreements is minimal as, historically, no payments have been made by the Company under these indemnification obligations. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2012 and December 31, 2013.

Legal Matters

The Company is, from time to time, involved in legal proceedings, regulatory actions, claims and litigation arising in the ordinary course of business. Reserves are established for specific liabilities in connection with legal actions when they can be deemed probable and estimable. These matters are not expected to have a material adverse effect upon the Company’s financial condition.

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

In consideration for this license, the Company agreed to pay USC royalties based on a percentage of net sales of products or services that make use of RGI-1 and related technology and to meet a certain minimum in royalty payments.   Royalty expense relating to this agreement amounted to $332,504 and $305,616 for the years ended December 31, 2012 and 2013, respectively.  Such expense is included in cost of revenue in the accompanying statements of operations.

License Agreement with Roche Molecular Systems (“Roche”)

In November 2004, the Company entered into a non-exclusive license to use Roche’s technology including specified nucleic acid amplification processes (“PCR Processes”) to perform certain human invitro clinical laboratory services. In consideration for this license, the Company is obligated to pay royalties to Roche, based on a percentage of net sales of products or services that make use of the PCR Processes. Royalty expense included in cost of revenue relating to this agreement amounted to $336,285 and $280,325 for the years ended December 31, 2012 and 2013, respectively.

In November 2004, the Company also entered into an agreement with Roche, pursuant to which the Company is collaborating with Roche to produce commercially viable assays used in the validation of genetic markers for pharmaceutical companies. Specifically, the Company has licensed the rights to Roche to use the pre-diagnostic assays the Company develops in the course of using its RNA-extraction technologies to provide testing services to pharmaceutical companies and to produce diagnostic kits that then can be sold commercially to those pharmaceutical companies. Roche is required to pay the Company royalties of a certain percentage of net sales of such diagnostic kits sold to pharmaceutical companies. Through December 31, 2013, Roche has not been required to pay any royalties to the Company pursuant to this agreement.

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

In consideration for the testing services provided, Taiho paid an upfront payment at the commencement of the agreement and is obligated to pay regular testing fees, covering the specific services performed on a monthly basis.  In December 2009, the Company amended its agreement with Taiho and the agreement was renewed for an additional three years. According to the terms of the renewal, Taiho’s appointment as an exclusive purchaser in Japan of certain tests and testing services and its minimum purchasing obligations ended on December 31, 2010 and as such, Taiho was only obligated to purchase tests and testing services based on its needs for 2011 and 2012. The Company and Taiho subsequently entered into an amendment to the agreement effective January 1, 2013 that extended the term through December 31, 2013.  Revenue recognized under this agreement for the years ended December 31, 2012 and 2013 was $1,193,425 and $950,000, respectively.

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

In December 2008, the Company amended and restated its master services agreement with GSK and extended the term of the agreement for a two-year period, with the option for the parties to extend the agreement for additional one-year periods at the end of the term, upon their mutual written agreement. In addition, the Company became a preferred provider to GSK and its affiliates of genetic testing services on a fee-for-service basis and, in anticipation of the services to be provided, GSK agreed to make a non-refundable upfront payment.

The Company recognized revenue of $1,280,704 and $1,134,366 relating to the GSK agreement for the years ended December 31, 2012 and 2013, respectively.

Non-Exclusive License Agreement with GSK

In March 2010, the Company entered into a non-exclusive license agreement with GSK.  Under the agreement, the Company granted GSK a non-exclusive, sublicenseable license to its proprietary PCR analysis technology and diagnostic expertise to assess BRAF gene mutations in human tumor samples.  As part of the agreement, the Company received a non-refundable technology access fee in consideration for the transfer of the Company’s technology to GSK. The agreement also contains milestone provisions which allowed the Company to earn up to $1.5 million in further payments from GSK.  The Company earned milestone payments from GSK totaling $500,000 and $1,000,000 for the years ended December 31, 2012 and 2013, respectively. These amounts are included in the total revenue from GSK discussed above.

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

The Company recognized revenue of $3,241,211 and $3,534,619 relating to the services performed for GSK Bio for the years ended December 31, 2012 and 2013, respectively.

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

This agreement had an initial term of five years, with an automatic renewal for an additional three-year term unless either party gives 90 days’ notice in advance of the renewal date of its intent not to renew. As neither party gave notice of intent not to renew, the agreement has automatically renewed for a successive three year period. Pursuant to the agreement, SBC receives a percentage of the gross margin, as defined in the agreement, collected from the Company’s clients in China as compensation for its testing services performed. For the year ended December 31, 2012, and December 31, 2013, testing services totaled $15,355 and $35,027, respectively.

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

The collaboration agreement had an initial term expiring on June 30, 2010, with an automatic renewal for one year at the end of the original period under the same terms and conditions. Pursuant to the agreement, Hitachi performed certain testing services and received a percentage of the revenue collected from the Company's clients in the Territory, which totaled $526,823 and $0 for the years ended December 31, 2012 and 2013, respectively. These amounts were recorded as cost of revenue in the consolidated statement of operations and comprehensive loss. Due to the closing of Hitachi’s applicable facility in the Territory, the Company and Hitachi agreed to terminate this agreement effective September 30, 2012.

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

On October 26, 2006, the Board of Directors of the Company approved, and on May 1, 2007, reapproved the adoption of the 2006 Employee, Director and Consultant Stock Plan (the “2006 Stock Plan”). The stockholders approved the 2006 Stock Plan on June 1, 2007. The initial number of shares which may be issued from time to time pursuant to the 2006 Stock Plan was 2,160,000 shares of common stock. Also, the 2006 Stock Plan includes the number of shares subject to purchase under options issued under the 2000 Stock Plan, where the options expired on or after October 18, 2006, subject to a maximum of 210,000 additional options.  In addition, on the first day of each fiscal year of the Company during the period beginning in fiscal year 2008 and ending on the second day of fiscal year 2017, the number of shares that may be issued from time to time pursuant to the 2006 Stock Plan is increased by the lesser of (i) 200,000 shares or equivalent, after determination of the effect of any stock split, stock dividend, combination or similar transactions as set forth in the 2006 Stock Plan, (ii) 5% of the number of outstanding shares of common stock of the Company on such date or (iii) an amount determined by the Board of Directors of the Company.  The initial number of shares available for issuance of 2,160,000 increased by 210,000 for options issued under the 2000 Stock Plan expiring after October 2006 and by 200,000 in each year from 2008 through 2013, resulting in the total number of shares that may be issued as of January 1, 2013 to be 3,570,000.  As of December 31, 2013, there were 1,281,924 options available for grant under the 2006 Stock Plan.

Employee options vest according to the terms of the specific grant and expire 10 years from the date of grant. Non-employee option grants to date vest typically over a 2 to 3 year period. Under the 2006 Stock Plan, the Company had 2,288,076 options outstanding at a weighted average exercise price of $1.83 at December 31, 2013. There were 1,362,317 non-vested stock options with a weighted average grant date fair value of $1.02 outstanding at December 31, 2013.  As of December 31, 2013, there was $1,130,494 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2006 Stock Plan.  That cost is expected to be recognized over a weighted-average period of 3.0 years.

Except for the certain grants of restricted common stock and common stock options containing market conditions as described below, the Company estimated share-based compensation expense for the years ended December 31, 2012 and 2013 using the Black-Scholes model with the following weighted average assumptions:

	Year Ended December 31,
	2012	2013
Risk free interest rate	0.79-1.32%	0.90-1.77%
Expected dividend yield	—	—
Expected volatility	71.9-101.2%	102.2-107.4%
Expected term **(in years)	6.0-6.25	5.0-6.0
Forfeiture rate	7.0%	7.0%

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

RESPONSE GENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Stock Option Plans - (continued)

The following table summarizes the stock option activity for the 2000 Stock Plan and the 2006 Stock Plan for the year ended December 31, 2013:

		Weighted
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value
Outstanding, December 31, 2011	1,870,846	$3.67	7.40	$66,976
Granted	1,039,200	1.35
Exercised	—	—
Expired	(824,023)	4.77
Forfeited	(336,713)	1.84
Outstanding, December 31, 2012	1,749,310	$2.12	8.32	$151,919
Granted	1,115,750	1.33
Exercised	(18,023)	1.33
Expired	(253,060)	2.30
Forfeited	(305,901)	1.39
Outstanding, December 31, 2013	2,288,076	$1.83	8.41	$1,082
Exercisable, December 31, 2013	925,759	$2.55	6.86	$316

The weighted-average grant-date fair value of options granted during the years ended December 31, 2012 and 2013 was $0.89 and $1.07, respectively.

The following table provides additional information in regards to options outstanding as of December 31, 2013:

	Options Outstanding		Options Exercisable
		Weighted Average		Weighted Average
		Remaining		Remaining
	Number of	Contractual	Number of	Contractual
Exercise Price	Options	Term	Options	Term
$1.00 to 1.99	1,783,076	9.1	488,913	8.0
2.00 to 2.99	287,500	7.6	219,346	7.4
3.00 to 3.99	71,000	4.6	71,000	4.6
4.29	11,500	3.6	11,500	3.6
7.00	135,000	3.4	135,000	3.4
	2,288,076	8.4	925,759	6.9

Stock-based compensation expense was classified in the results of operation as follows:

	Year Ended December 31,
	2012	2013
Cost of revenue	$57,999	$30,527
Selling and marketing expense	54,527	29,791
General and administrative expense	672,869	372,158
Research and development expense	32,642	41,625
Totals	$818,037	$474,101

Thomas Bologna was appointed Chief Executive Officer of the Company on December 21, 2011 and in connection with his appointment, Mr. Bologna was awarded stock options outside of the 2006 Stock Plan. Pursuant to the employment agreement between the Company and Mr. Bologna, dated December 21, 2011, and in reliance on NASDAQ Listing Rule 5636(c), the Company granted Mr. Bologna (i) a stock option to purchase 600,000 shares of the Company’s common stock, which vests monthly over 36 months from the date of grant, subject to his continued employment with the Company, (ii) a stock option to purchase 300,000 shares of the Company’s common stock, which vests in two equal installments on the first day of the 18th and 36th calendar months from the date of grant, subject to his continued employment with the Company, or if earlier, the date on which the 30-day trailing average closing price of the Company’s common stock equals or exceeds $1.80, and (iii) 270,000 shares of restricted common stock of the Company, which vest on the date on which the 30-day trailing average closing price of the Company’s common stock equals or exceeds $2.40. The exercise price of the stock options is $1.20 per share, the closing price of the Company’s common stock on the day prior to the date of grant. The expense recognized in connection with these grants was approximately $540,000 and $178,122 for the years ended December 31, 2012 and 2013, respectively, and is included in the above table.

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

The following table summarizes these awards to Mr. Bologna:

			Intrinsic
			Value as of			Remaining
			December 31,		Options	Contractual
Type	Grant Date	Number of Awards	2013	Exercise Price	Exercisable	Term
Restricted Shares of Common Stock	12/21/2011	270,000	$313,200	$—	—	8.0
Options	12/21/2011	600,000	$—	$1.20	400,000	8.0
Options	12/21/2011	300,000	$—	$1.20	300,000	8.0

During the first quarter of 2012, Mr. Bologna’s stock option award of 300,000 shares met the conditions for vesting in that the 30-day trailing average closing price of the Company’s common stock exceeded $1.80. The Company recognized expense of $129,000 for the vesting of this tranche of options for Mr. Bologna’s stock awards during the quarter ended March 31, 2012.

8. Income Taxes

The components of the income tax provision were as follows:

Year Ended December 31,
	2012	2013
Current
Federal	$—	$—
Foreign	—	—
State	—	—
Total	—	—
Deferred
Federal	—	—
Foreign	—	—
State	—	—
	—	—
Income tax provision	$—	$—

RESPONSE GENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Income Taxes - (continued)

For financial statement purposes, loss before income tax provision includes the following components:
	Year Ended December 31,
	2012	2013

Domestic	$(7,750,861)	$(8,012,906)
Foreign	(6,218)	(7,609)
	$(7,757,079)	$(8,020,515)

A reconciliation of the expected income tax benefit computed using the federal statutory income tax rate of 34% to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2012	2013
Income tax benefit based on federal statutory rate	$(2,637,000)	$(2,729,000)
State income tax benefit, net of federal income tax	(216,000)	(413,000)
Change in deferred tax valuation allowance	849,000	3,048,000
Stock-based compensation	988,000	75,000
Foreign net operating loss	785,000	—
Other, net	231,000	19,000
Income tax provision	$—	$—

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and deferred tax liabilities are presented below:

	December 31, 2012	December 31, 2013
Deferred tax assets:
Domestic net operating loss carryforwards	$13,669,000	$15,627,000
Foreign net operating loss carryforwards	798,000	800,000
Deferred revenue	191,000	—
Federal and state tax credit	297,000	297,000
Stock-based compensation	586,000	682,000
Capitalized costs	1,233,000	1,232,000
Other, net	944,000	2,129,000
Total gross deferred tax assets	17,718,000	20,767,000
Less valuation allowance on deferred tax assets	(17,718,000)	(20,767,000)
Net deferred taxes	—	—
Deferred tax liabilities:
Plant and equipment, principally accelerated depreciation	—	—

Total deferred tax liabilities	—	—
Net deferred taxes	$—	$—

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

The Company files U.S. federal, U.S. state, and foreign tax returns. The Company’s major tax jurisdictions are U.S. federal and the State of California and are subject to tax examinations for the open years from 2003 through 2013.

As of December 31, 2013, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $40 million and $35 million, respectively. If not utilized, the federal net operating loss and tax credit carryforwards expire beginning in 2021. The state net operating loss carryforward expires beginning in 2014. Section 382 of the Internal Revenue Code contains rules that limit the ability of a company that undergoes an ownership change, which is generally a change in ownership of more than 50.0 percent of its stock over a three-year period, to utilize its net operating loss carryforwards. The Company has had numerous transactions in its common stock, and these transactions may have resulted in a change in ownership that limits the utilization of net operating loss carryforwards. The Company has not evaluated the impact of Section 382, if any, on its ability to utilize its net operating loss carry forwards in future years.

RESPONSE GENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Income Taxes - (continued)

As of December 31, 2013, the Company had U.K. net operating loss carryforwards totaling approximately $2.9 million that may be carried forward indefinitely. A full valuation allowance has been provided against this asset.

9. Segment Information

The Company operates in a single reporting segment, with operating facilities in the United States.

The following enterprise wide disclosure was prepared on a basis consistent with the preparation of the financial statements. The following tables contain certain financial information by geographic area:

	Year Ended December 31,
	2012	2013
Revenue:
United States	$14,238,993	$15,219,155
Europe	3,304,251	3,556,354
Japan	1,193,425	1,028,850
	$18,736,669	$19,801,359

	December 31,	December 31,
	2012	2013
Long-lived assets:
United States	$1,598,607	$2,681,666
	$1,598,607	$2,681,666

10. Offerings of Common Stock

August 2013 Issuance of Registered Shares of Common Stock of the Company as Part of the Pathwork Assets Acquisition Purchase Price

On August 23, 2013, the Company entered into an asset purchase agreement (the “Pathwork Purchase Agreement”) with Pathwork (assignment for the benefit of creditors), LLC (“Seller”), pursuant to which the Company acquired substantially all of the assets of Pathwork Diagnostics, Inc. (“Pathwork”), which had previously assigned all of its assets to Seller for the benefit of its creditors pursuant to a General Assignment, dated as of April 2, 2013.  Pursuant to the Pathwork Purchase Agreement, the Company acquired the Pathwork assets for the following consideration: (i) an aggregate of 500,000 newly-issued registered shares of the Company’s common stock valued at $1.96 per share, or $980,000, issued to two senior secured creditors of Pathwork which were designated by Seller in the Pathwork Purchase Agreement and (ii) a cash payment of $200,000 to Seller.

September 2013 Registered Direct Offering

On September 20, 2013, the Company entered into a definitive agreement with certain institutional investors for the sale of 932,805 shares of its common stock in a registered direct offering at a price of $2.05 per share (the "September 2013 Offering"). The September 2013 Offering was completed on September 25, 2013. Gross proceeds of the September 2013 Offering were $1,912,250. Net proceeds, after deducting the placement agent fee and the September 2013 Offering costs, were approximately $1.7 million.

December 2013 Underwritten Public Offering

On December 13, 2013, the Company entered into an underwriting agreement with National Securities Corporation (the "Underwriter"), pursuant to which the Underwriter agreed to purchase 4,464,443 shares of the Company's common stock (the "Shares") at the public offering price of $1.20 per share less an underwriting discount of 5%. The Shares were offered and sold by the Company pursuant to an effective registration statement on Form S-3 (File No. 333-171266) filed by the Company with the Securities and Exchange Commission on December 17, 2010, as amended, as supplemented by the prospectus supplement dated December 13, 2013 relating to the offering and the accompanying prospectus (the "December 2013 Offering"). The December 2013 Offering was completed on December 13, 2013. Gross proceeds of the December 2013 Offering were $5,357,332. Net proceeds, after deducting the placement agent fee and the December 2013 Offering costs, were approximately $4.8 million.

RESPONSE GENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Offerings of Common Stock - (continued)

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

Pursuant to the registration rights agreement, dated March 5, 2010, the Company filed a registration statement with the SEC to register the 3,005,349 shares sold to Lansdowne, Greenway and Paragon for resale, which became effective on May 19, 2010 and which registration statement remained effective as of December 31, 2013.

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

On January 18, 2012, the Company removed the restrictions on 3,658,676 shares purchased by Lansdowne, of which 600,769 related to this offering, and reclassified the shares to common stock from common stock classified outside of equity (deficit). On March 5, 2013, the Company reclassified the remaining shares of common stock from this offering to common stock from common stock classified outside of equity (deficit). Therefore, as of December 31, 2012 and 2013, a total of $3,092,396 and $0 of the March 2010 private placement common stock was classified outside of stockholders’ equity (deficit), respectively.

February 2012 Private Placement

On February 2, 2012, the Company entered into purchase agreements with various investors (collectively, the “February Investors”) for the private placement of an aggregate of 5,257,267 newly-issued shares of the Company’s common stock (the “February Shares”) at a purchase price of $1.50 per share (the “February 2012 Private Placement”). Net cash proceeds raised in the February 2012 Private Placement were approximately $7,822,000. The February Investors participating in the February 2012 Private Placement were various institutions and all the then serving officers and directors of the Company. The final closing of the February 2012 Private Placement (the “February Closing”) occurred on February 2, 2012.

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

Pursuant to the registration rights agreements dated February 2, 2012, the Company filed a registration statement with the SEC on April 30, 2012, to register the February Shares for resale. This registration statement became effective on May 17, 2012 and remained effective as of December 31, 2013.

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

RESPONSE GENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Offerings of Common Stock - (continued)

As of December 31, 2012, the Company had removed the restrictions on 3,100,000 shares and reclassified the shares to common stock from common stock classified outside of equity (deficit). Therefore, as of December 31, 2012, a total of $3,183,328 of February 2012 Private Placement common stock was classified outside of stockholders’ equity (deficit).  During 2013, the restrictions on the remaining February Shares were removed, and the Company reclassified the related amount for the February Shares to common stock from common stock classified outside of equity (deficit).

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

Pursuant to the September Registration Rights Agreement, the Company filed a registration statement with the SEC on October 26, 2012, to register the September Shares for resale. This registration statement became effective on November 13, 2012 and remained effective as of December 31, 2013.

As of December 31, 2012, the Company had removed the restriction on 3,000,000 of the 8,000,000 September Shares and reclassified the shares to common stock from common stock classified outside of stockholders’ equity (deficit). Therefore, as of December 31, 2012 and 2013, a total of $5,500,000 of common stock relating to the 5,000,000 remaining restricted September Shares was classified outside of stockholders’ equity (deficit) related to this transaction.

RESPONSE GENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Offerings of Common Stock - (continued)

Activity in common stock classified outside of stockholders’ equity (deficit) was as follows:

	Number of Shares	Amount
Balance, December 31, 2011	6,063,256	$7,854,682
Issuance of common stock classified outside of stockholders’ equity (deficit) , excluding offering costs of $180,790 offset against paid-in capital	13,257,267	16,633,328
Reclassification to stockholders’ equity (deficit)	(9,758,676)	(12,712,286)
Balance, December 31, 2012	9,561,847	$11,775,724
Issuance of common stock classified outside of stockholders’ equity (deficit)	—	—
Reclassification to stockholders’ equity (deficit)	(4,561,847)	(6,275,724)
Balance, December 31, 2013	5,000,000	$5,500,000

11. Fair Value Measurements

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

As of December 31, 2013, the Company held certain assets that are required to be measured at fair value on a recurring basis, including its cash and cash equivalents. The fair value of these assets was determined using the following inputs in accordance with ASC 820 at December 31, 2012 and 2013:

	Fair Value Measurement as of December 31, 2012
	Total	Level 1	Level 2	Level 3
Description	$	$	$	$
Money market accounts (1)	10,000	10,000	—	—

Fair Value Measurement as of December 31, 2013
	Total	Level 1	Level 2	Level 3
Description	$	$	$	$
Money market accounts (1)	—	—	—	—

(1)	Included in cash and cash equivalents on the accompanying consolidated balance sheet.

As of December 31, 2012 and 2013, the Company did not hold any liabilities that are required to be measured at fair value on a recurring basis.

RESPONSE GENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Subsequent Events

As further described in Note 5, the Company amended and extended the operating lease for its Los Angeles, California headquarters on February 3, 2014.  As amended, the lease will expire on June 30, 2015.  The Company has the option to extend the lease to June 30, 2016.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)	(1) Financial Statements. See Index to Financial Statements.
(2) Financial Statement Schedule. See Index to Financial Statements.
(3) Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2013 and 2012.
(4) Exhibits.

Exhibit	Description

3.1*	Certificate of Incorporation, as amended.
3.2*?	Amended and Restated Bylaws of the Company.
4.1*	Form of Common Stock Certificate.
10.1†^	Amended and Restated Master Agreement for the supply of Laboratory Test Services by and between SmithKline Beecham Corporation (a.b.a. GlaxoSmithKline) and the Company dated as of December 22, 2008.
10.2†!	Second Amended and Restated Master Services Agreement by and between GlaxoSmithKline Biologicals S.A. and the Company, dated as of July 26, 2012 and made effective as of May 15, 2012.
10.3*†	License Agreement by and between Roche Molecular Systems, Inc. and the Company, dated as of November 23, 2004.
10.4*†	Patent License Agreement by and between Roche Molecular Systems Inc. and the Company, dated as of November 16, 2004.
10.5*†	Option and License Agreement by and between the University of Southern California and the Company, as amended, dated as of April 19, 2000.
10.6#☐	Employment Agreement by and between Thomas A. Bologna and the Company, dated as of December 21, 2011.
10.7# ?	Employment Agreement by and between Stephanie H. Astrow and the Company, dated March 26, 2012.
10.8*#	Response Genetics, Inc. 2006 Employee, Director and Consultant Stock Plan.
10.9*▲	Office Lease by and between Health Research Association and the Company, dated effective as of January 25, 2005, as amended on March 4, 2011.
10.10*†	Collaboration Agreement by and between the Company and Shanghai Biochip Company, Ltd., dated as of March 5, 2007.
10.11*#	Executive Officer Form of Incentive Stock Option Agreement.
10.12*#	Executive Officer Form of Non-Qualified Stock Option Agreement.
10.13@†	Commission Agreement by and between Hitachi Chemical Co., LTD. and the Company, dated as of July 26, 2007.
10.14#≥	Employment Agreement by and between Kevin R. Harris and the Company dated June 12, 2013.
10.15≤	Asset Purchase Agreement, dated August 23, 2013, by and between the Company and Pathwork (assignment for the benefit of creditors), LLC.
21*	Subsidiaries of the Company
23	Consent of BDO USA, LLP.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
! Incorporated by reference to the Company’s Current Report on Form 8-K dated August 1, 2012.
? Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.
▲Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
☐ Incorporated by reference to the Company’s Current Report on Form 8-K dated December 23, 2011.
? Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.
≥ Incorporated by reference to the Company’s Current Report on Form 8-K dated June 17, 2013.
≤ Incorporated by reference to the Company’s Current Report on Form 8-K dated August 26, 2013.

43

SCHEDULE II

RESPONSE GENETICS, INC.

VALUATION AND QUALIFYING ACCOUNTS

	Balance at
	Beginning of	Additions Charged to		Balance at End
	Period	Costs and Expenses	Deductions	of Period

Allowance for Doubtful Accounts
Year ended December 31, 2013	$991,990	$3,165,918	$(1,753,249)	$2,404,659
Year ended December 31, 2012	$838,750	$1,351,592	$(1,198,352)	$991,990

44

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESPONSE GENETICS, INC.

March 31, 2014	/s/ Thomas A. Bologna
Thomas A. Bologna
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

	Signatures	Title	Date

By:	/s/ Thomas A. Bologna
	Thomas A. Bologna	Chief Executive Officer (principal executive officer) and Chairman of the Board of Directors	March 31, 2014

By:	/s/ Kevin R. Harris
	Kevin R. Harris	Vice President and Chief Financial Officer (principal financial and accounting officer)	March 31, 2014

By:	/s/ Kirk Calhoun
	Kirk Calhoun	Director	March 31, 2014

By:	/s/ Sam Chawla
	Sam Chawla	Director	March 31, 2014

By:	/s/ David Schreiber
	David Schreiber	Director	March 31, 2014

By:	/s/ Michael Serruya
	Michael Serruya	Director	March 31, 2014

By:	/s/ David Wurzer
	David Wurzer	Director	March 31, 2014

By:	/s/ Richard van den Broek
	Richard van den Broek	Director	March 31, 2014

45