Form 10-Q
period 2014-03-31
RESPONSE GENETICS INC
filed 2014-05-15
CIK 1124608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission file number: 001-33509

RESPONSE GENETICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	11-3525548
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

1640 Marengo St., 7th Floor, Los Angeles, California	90033
(Address of principal executive offices)	(Zip Code)

(323) 224-3900

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

On May 9, 2014, there were 38,732,896 shares of common stock, $.01 par value per share, issued and outstanding.

Response Genetics, Inc.

Form 10-Q

Table of Contents

		Page
		Number
Part I.	Financial Information

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

	Consolidated Balance Sheets — December 31, 2013 and March 31, 2014	1

	Consolidated Statements of Operations and Comprehensive Loss — Three months ended March 31, 2013 and 2014	2

	Consolidated Statements of Cash Flows —Three months ended March 31, 2013 and 2014	3

	Notes to Condensed Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4.	Controls and Procedures	30

Part II.	Other Information

Item 1.	Legal Proceedings	30

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3.	Defaults Upon Senior Securities	31

Item 4.	Mine Safety Disclosures	31

Item 5.	Other Information	31

Item 6.	Exhibits	31

Signatures		32
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

RESPONSE GENETICS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2013	March 31, 2014

ASSETS
Current assets
Cash and cash equivalents	$8,148,599	$4,956,503
Accounts receivable, net of allowance for doubtful accounts of $2,404,659 and $1,751,567 at December 31, 2013 and March 31, 2014, respectively.	6,225,923	5,528,509
Prepaid expenses and other current assets	981,908	1,333,776
Total current assets	15,356,430	11,818,788
Property and equipment, net	1,934,582	1,766,657
Intangible assets, net	767,223	772,824
Total assets	$18,058,235	$14,358,269
LIABILITIES, COMMON STOCK CLASSIFED OUTSIDE OF STOCKHOLDERS’ EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,694,312	$1,383,898
Accrued expenses	666,675	517,291
Accrued royalties	1,293,717	1,349,051
Accrued payroll and related liabilities	1,850,923	1,927,616
Capital lease obligation, current portion	157,238	129,456
Line of credit, current	—	1,000,000
Total current liabilities	5,662,865	6,307,312
Capital lease obligation, net of current portion	136,419	116,157
Line of credit, non-current	1,000,000	—
Total liabilities	6,799,284	6,423,469

Commitments and contingencies (Note 5)

Common stock classified outside of stockholders’ equity	5,500,000	5,500,000

Stockholders’ equity
Common stock, $0.01 par value; 50,000,000 shares authorized; 38,712,896 and 38,728,196 shares issued and outstanding at December 31, 2013 and March 31, 2014, respectively	337,185	337,338
Additional paid-in capital	70,986,406	71,188,770
Accumulated deficit	(65,297,179)	(68,801,618)
Accumulated other comprehensive loss	(267,461)	(289,690)
Total stockholders’ equity	5,758,951	2,434,800
Total liabilities, common stock classified outside of stockholders’ equity and stockholders’ equity	$18,058,235	$14,358,269

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RESPONSE GENETICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended March 31,
	2013	2014
Net revenue	$5,624,191	$3,894,934
Cost of revenue	2,533,722	2,438,376
Gross profit	3,090,469	1,456,558
Operating expenses:
Selling and marketing	1,442,235	1,452,905
General and administrative	2,135,186	3,013,898
Research and development	297,200	467,567
Total operating expenses	3,874,621	4,934,370
Operating loss	(784,152)	(3,477,812)
Other income (expense):
Interest expense	(19,410)	(24,221)
Interest income	43	1
Other	(20,785)	(2,407)
Net loss	$(824,304)	$(3,504,439)

Unrealized loss on foreign currency translation	(1,853)	(22,229)
Comprehensive loss	$(826,157)	$(3,526,668)
Net loss per share — basic and diluted	$(0.03)	$(0.09)
Weighted-average shares — basic and diluted	32,797,625	38,718,336

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RESPONSE GENETICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2013	2014
Cash flows from operating activities:
Net loss	$(824,304)	$(3,504,439)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	137,399	206,884
Share-based compensation	105,324	184,769
Bad debt expense	468,463	1,293,850
Changes in operating assets and liabilities:
Accounts receivable	(364,991)	(596,437)
Prepaid expenses and other current assets	(477,748)	(351,868)
Accounts payable	(292,303)	(310,414)
Accrued expenses	378,951	(149,384)
Accrued royalties	194,250	55,334
Accrued payroll and related liabilities	277,718	76,693
Deferred revenue	(483,052)	—
Net cash used in operating activities	(880,293)	(3,095,012)
Cash flows from investing activities:
Purchases of property and equipment	(81,414)	(30,040)
Purchases of software	(4,400)	(14,519)
Net cash used in investing activities	(85,814)	(44,559)
Cash flows from financing activities:
Proceeds from exercise of stock options	—	17,748
Capital lease payments	(39,208)	(48,044)
Net cash used in financing activities	(39,208)	(30,296)
Effect of foreign exchange rates on cash and cash equivalents	(1,853)	(22,229)
Net decrease in cash and cash equivalents	(1,007,168)	(3,192,096)
Cash and cash equivalents:
Beginning of period	9,041,478	8,148,599
End of period	$8,034,310	$4,956,503
Cash paid during the period for:
Interest	$19,410	$24,221

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Liquidity and Management’s Plans

Since its inception, the Company has devoted substantial effort in developing its products and has incurred losses and negative cash flows from operations. At March 31, 2014, the Company had an accumulated deficit of $68,801,618. The Company anticipates continued losses and negative cash flows as it funds its selling and marketing activities and research and development programs.

The Company’s current operating plan includes various assumptions concerning the level and timing of cash receipts from sales and cash outlays for operating expenses and capital expenditures. The Company’s ability to successfully carry out its business plan is primarily dependent upon its ability to (1) obtain sufficient additional capital at acceptable costs, (2) attract and retain knowledgeable employees, and (3) generate significant revenues. At this time, the Company expects to satisfy its future cash needs primarily through additional financing and/or strategic investments. The Company is currently seeking such additional financing and/or strategic investments; however, there can be no assurance that any additional financing or strategic investments will be available on acceptable terms, if at all. If the Company is unable to timely and successfully raise additional capital and/or achieve profitability, it will not have sufficient capital resources to implement its business plan or continue its operations, and the Company will most likely be required to reduce certain discretionary spending and/or curtail operations, which could have a material adverse effect on the Company’s ability to achieve its intended business objectives. No adjustments have been made to the accompanying unaudited condensed consolidated financial statements to reflect any of the matters discussed above. The unaudited condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the fiscal year. The balances as of December 31, 2013 were derived from our audited financial statements as of December 31, 2013. The financial statements should be read in conjunction with the Company’s audited December 31, 2013 and 2012 consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K previously filed with the SEC on March 31, 2014.

2. Summary of Significant Accounting Policies

Basis of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Response Genetics, Ltd., a Scottish corporation (the “Subsidiary”), which was incorporated in November 2006. The Subsidiary had no employees or active operations in 2013 or to date in 2014. All significant intercompany transactions and balances have been eliminated in consolidation.

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

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (continued)

Accounts Receivable

Pharmaceutical Accounts Receivable

The Company invoices its clients as specimens are processed and any other contractual obligations are met. The Company’s contracts with clients typically require payment within 45 days of the date of invoice. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its clients to make required payments. The Company specifically analyzes accounts receivable and historical bad debts, client credit, current economic trends and changes in client payment trends when evaluating the adequacy of the allowance for doubtful accounts. Account balances are charged-off against the allowance when it is probable the receivable will not be recovered. To date, the Company’s pharmaceutical customers have primarily been large pharmaceutical companies. As a result, bad debts from pharmaceutical accounts receivable to date have been minimal. Pharmaceutical company accounts receivable as of December 31, 2013 and March 31, 2014 were $1,892,384 and $892,162, respectively.  There were no allowances for doubtful accounts recorded against these pharmaceutical accounts receivable at December 31, 2013 and March 31, 2014.

ResponseDX® Accounts Receivable

ResponseDX® accounts receivable are recorded from two primary payors: (1) Medicare and (2) third party payors such as commercial insurance and private payors or self-paying payors (“Private Payors”).  ResponseDX® accounts receivable are recorded at established billing rates less an estimated billing adjustment, based on reporting models utilizing historical cash collection percentages and updated for current effective reimbursement factors.  Management performs ongoing valuations of accounts receivable balances based on management’s evaluation of historical collection experience and industry trends.  Based on the historical experience for our Medicare and Private Payor accounts, management has determined, based on a detailed analysis, that accounts receivable associated with certain billings are unlikely to be collected. Therefore, the Company has recorded an allowance for doubtful accounts of $2,404,659 and $1,751,567 as of December 31, 2013 and March 31, 2014, respectively. The Company’s bad debt expense for the three months ended March 31, 2013 and 2014 was $468,463 and $1,293,850, respectively.

ResponseDX® accounts receivable as of December 31, 2013 and March 31, 2014, consisted of the following:

	December 31, 2013	March 31, 2014
		(Unaudited)
Net Medicare receivable	$2,422,611	$2,223,793
Net Private Payor receivable	4,315,587	4,164,121
	6,738,198	6,387,914
Allowance for doubtful accounts	(2,404,659)	(1,751,567)
Total	$4,333,539	$4,636,347

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

Intangible Assets

Intangible assets are carried at the cost to obtain them. Purchased software and internally-developed intangible assets are amortized using the straight-line method over estimated useful lives of three to five years. The Company has capitalized costs related to the development of database software (see Note 3). The portion of this database placed into service is amortized in accordance with ASC 350-40, Internal-Use Software. The amortization period is five years using the straight-line method.

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company recorded revenue from pharmaceutical clients of $2,441,693 and $577,381 for the three months ended March 31, 2013 and 2014, respectively.

ResponseDX® Revenue

Revenues that are derived from ResponseDX® testing services are recognized in accordance with ASC 605, Revenue Recognition, which requires that four basic criteria be met before revenue can be recognized: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred and title and the risks and rewards of ownership have been transferred to the client or services have been rendered; (3) the price is fixed or determinable; and (4) collectability is reasonably assured. We record revenues when our tests have confirmed results, which are evidence that the services have been performed.

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

The following details ResponseDX® revenue for the three months ended March 31, 2013 and 2014:

	Three Months
	Ended March 31,
	(Unaudited)
	2013	2014

Net Medicare revenue	$1,344,215	$1,308,422

Net Private Payor revenue	1,838,283	2,009,131

Net ResponseDX® revenue	$3,182,498	$3,317,553

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Medicare reimbursement rates are also subject to regulatory changes and government funding restrictions. In January 2013, a Medicare fee schedule update was announced which included proposed changes to Medicare reimbursement rates that significantly reduced the reimbursement rates for certain of the testing services we provide. The Company participated with other impacted organizations to provide guidance to the local Medicare Administrative Contractor (“MAC”) that resulted in the local MAC updating certain pricing through September 2013 which reflected an increase in many of the tests originally priced in January 2013. On October 1, 2013, the Centers for Medicare and Medicaid Services (“CMS”) issued fees for some, but not all, of the CPT codes used by the Company. It is uncertain if continued guidance provided to Medicare and the local MAC by impacted organizations will result in additional fee increases or additional positive coverage determinations in 2014. If, however, the current reduction in reimbursement rates is adopted as is, it may have a material adverse effect on the Company's operations.

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

We performed an analysis that considered our historical patterns of revenue by payor in conjunction with the fluctuations we experienced in the three months ended March 31, 2013 and 2014 to arrive at the revenue recorded during those periods. We believe that the changes in CPT codes and pricing that are causing confusion and erratic payment experience in the payor community will take some time to resolve. The time needed for resolution will depend upon Medicare and the local MAC releasing additional pricing changes and potentially, revisions to previously revised prices, and upon the private payor community adopting the new CPT codes and some level of revised pricing. Accordingly, our revenue recognition estimates could be materially affected in future periods as pricing and payments patterns change and develop, and we may be materially affected by future or retroactive price changes.

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

Additionally, CMS has as part of its regulatory structure the National Correct Coding Initiative (“NCCI”). Recent changes to NCCI guidance may reduce allowable quantities billed for FISH testing. These changes would lower reimbursement amounts for FISH tests, and there can be no assurance that CMS will make any modifications in the existing language of the NCCI documents.

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

The Company is subject to potentially significant variations in royalties recorded in any period. While the amount paid is based on a fixed percentage from revenues of specific tests pursuant to terms set forth in the agreements with USC and Roche, the amount due is calculated based on the revenue we recognize using the respective licensed technology. As discussed above, this revenue can vary from period to period as it is dependent on the timing of the specimens submitted by our clients for testing.

Additionally, the Company periodically analyzes the technical procedures performed in its test offerings to assess which activities utilize licensed technologies and to calculate royalties for use of the licensed technology. The most recent analyses indicate that the Company could owe less than the amounts that have been accrued for royalties payable. However, the licensors have not reviewed the Company’s updated royalty calculations. As a result, the Company has not reduced the historical accrued liability for royalties but has adjusted the current period accrual based on the revised calculation.

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Line of Credit

On July 14, 2011, the Company entered into a line of credit agreement with Silicon Valley Bank (the “Bank”). The agreement has been amended most recently on March 7, 2013. The line of credit is collateralized by the Company’s pharmaceutical, Private Payor and Medicare receivables. The amended maximum amount that can be borrowed from the credit line is $2,000,000. As of March 31, 2014, the amount the Company can draw from the line of credit was $1,000,000 calculated as the lesser of (i) the Company’s calculated borrowing base, which was 80% of certain of the Company’s accounts receivable, or (ii) the amount available under the credit line. As of March 31, 2014, the interest fees associated with this line of credit were set at the prime rate plus 1%. During 2013 and the three months ended March 31, 2014, the rate charged to the Company was 5%. As needed from time to time, the Company may draw on this line for use for general corporate purposes. As of December 31, 2013 and March 31, 2014, the Company had drawn $1,000,000 against the line of credit. The line of credit is subject to various financial covenants. At March 31, 2014, the Company was in compliance with the covenants. As of December 31, 2013, the Company was not in compliance with one of these covenants, and the Bank waived the covenant violation. Prior to the most recent amendment on March 7, 2013, the Company was also not in compliance with certain other covenants. The September 28, 2012 amendment provided forbearance for the failure to comply with these certain covenants through November 30, 2012, and modified the covenants to include a requirement that the Company maintain account balances at the Bank totaling a minimum of $4,000,000 during the covered forbearance period. The December 6, 2012 amendment to the agreement extended the forbearance for the failure to comply with these certain covenants and the requirement for the Company to maintain account balances at the Bank totaling a minimum of $4,000,000 during the forbearance period. In addition, pursuant to the March 7, 2013 amendment, the Bank waived the Company's existing breach of financial covenants under the credit agreement and the parties restructured the line of credit to provide that, among other things: (i) the revolving line of credit's maturity date was extended to March 7, 2015, (ii) the fee for the unused portion of the revolving line of credit was reduced from 0.375% to 0.250% per annum of the average unused portion of the revolving line of credit, (iii) the Company must continue to meet certain reporting requirements including providing financial statements and a certificate of compliance with the terms and conditions of the credit agreement by an authorized officer to the Bank within 45 days of the last day of each calendar quarter, provided that if the Company has less than $4,000,000 in its account at the Bank at any time during such calendar quarter, the Company must provide the financial statements and the certificate of compliance within 30 days of the end of such calendar quarter and provide a monthly report on revenues realized from Private Payors, (iv) the financial covenants were amended and restated to require the Company to maintain a ratio of quick assets to current liabilities of 1:50 to 1:00 and meet certain specified minimum adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) requirements as defined in the amendment and measured on a monthly basis and (v) the Bank is granted certain additional inspection of books, records and collateral rights.

As of December 31, 2013, the line of credit under the credit agreement was classified as a non-current liability on the accompanying consolidated balance sheets as the line of credit had a maturity date of greater than one year from the date of the balance sheet. As of March 31, 2014, the line of credit under the credit agreement was classified as a current liability on the accompanying consolidated balance sheets as the line of credit had a maturity date of less than one year from the date of the balance sheet.

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

ASC 740, Income Taxes, clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. As of December 31, 2013 and March 31, 2014, the Company does not have a liability for unrecognized tax benefits. The Company recognizes interest and penalties associated with tax matters as part of the income tax provision and includes accrued interest and penalties with the related tax liability in the balance sheet. For the periods ended March 31, 2013 and 2014, interest and penalties totaling $107 and $0, respectively, were recorded in the consolidated statements of operations.

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

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies - (continued)

Management Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates in these condensed consolidated financial statements have been made for revenue, allowances for doubtful accounts, impairment of long-lived assets, depreciation of property and equipment and stock-based compensation. Actual results could differ materially from those estimates.

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

Comprehensive Loss

The components of comprehensive loss are accumulated net loss and unrealized foreign currency translation adjustments for the three months ended March 31, 2013 and 2014.

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

Advertising Costs

The Company markets its services through its advertising activities in trade publications and on the internet. Advertising costs are included in selling and marketing expenses on the statements of operations and are expensed as incurred.  Advertising costs for the three months ended March 31, 2013 and 2014 were $0 and $6,422, respectively.

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies - (continued)

Concentration of Credit Risk and Clients and Limited Suppliers

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has never experienced any losses related to these balances. At March 31, 2014, the Company had $4,498,950 in cash and cash equivalents that exceeded federally insured limits. At March 31, 2014, $12,333 of cash was held outside of the United States.

Revenue sources that account for greater than 10 percent of total revenue are provided below.

	Three Months Ended March 31,
	2013		2014
	(Unaudited)		(Unaudited)
	Revenue	Percent of Total Revenue	Revenue	Percent of Total Revenue
Abbott Molecular, Inc.	$910,182	16%	$21,824	*	%
GlaxoSmithKline entities:
GlaxoSmithKline LLC	$—	—%	$—	—%
GlaxoSmithKline Biologicals S.A.	$1,356,384	24%	$328,281	*	%
Total GlaxoSmithKline entities	$1,356,384	24%	$328,281	*	%
Medicare, net of contractual allowances	$1,344,215	24%	$1,308,422	34%

* Represents less than 10% of revenue.

Customers that account for greater than 10 percent of gross accounts receivable are provided below.

	As of December 31, 2013			As of March 31, 2014
				(Unaudited)
	Receivable Balance	Percent of Total Receivables		Receivable Balance	Percent of Total Receivables

GlaxoSmithKline entities:
GlaxoSmithKline LLC	$597,937	*	%	$—	—%
GlaxoSmithKline Biologicals S.A.	$544,298	*	%	$631,033	*	%
Total GlaxoSmithKline entities	$1,691,144	13%		$631,033	*	%
Medicare, net of contractual allowances	$2,422,611	28%		$2,223,793	31%

* Represents less than 10% of accounts receivable.

Many of the supplies and reagents used in the Company’s testing process are procured from a limited number of suppliers. Any supply interruption or an increase in demand beyond the suppliers’ capabilities could have an adverse impact on the Company’s business. Management believes it can identify alternative sources, if necessary, but it is possible such sources may not be identified in sufficient time to avoid an adverse impact on its business. The Company purchases certain laboratory supplies and reagents primarily from two suppliers. Purchases from these two suppliers accounted for approximately 65% and 74% of the Company’s reagent purchases for the three months ended March 31, 2013 and 2014, respectively.

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. Property and Equipment and Intangible Assets

Property and equipment and intangible assets consist of the following:

	December 31, 2013	March 31, 2014
		(Unaudited)
Laboratory equipment	$4,468,055	$4,475,415
Furniture and equipment	736,886	750,886
Leasehold improvements	487,843	496,523
	5,692,784	5,722,824
Less: Accumulated depreciation	(3,758,202)	(3,956,167)
Total property and equipment, net	$1,934,582	$1,766,657
Purchased software	$749,587	$764,105
Internally developed software	213,361	213,361
Trademarks	33,000	33,000
	995,948	1,010,466
Less: Accumulated amortization	(228,725)	(237,642)
Total intangible assets, net	$767,223	$772,824

Depreciation and amortization expense, included in cost of revenue, selling and marketing expenses, general and administrative expenses, and research and development expenses for the three months ended March 31, 2013 and 2014 was $137,401 and $206,884, respectively.

Capital Leases

The Company leases certain equipment that is recorded as capital leases. This equipment is included in property and equipment on the accompanying consolidated balance sheet as of March 31, 2014 as follows:

(Unaudited)
Equipment purchased under capital leases	$584,150
Less: Accumulated amortization	(369,449)
Equipment purchased under capital leases, net	$214,701

Future minimum lease payments under capital leases as of March 31, 2014 are as follows:

Years ending December 31,	(Unaudited)
2014	$130,431
2015	101,309
2016	46,852
Total minimum lease payments	278,592
Less amount represented by interest	(32,979)
Less current portion	(129,456)
Capital lease obligation, net of current portion	$116,157

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following table sets forth the computation for basic and diluted loss per share:

	Three Months Ended March 31,
	2013	2014
	(Unaudited)	(Unaudited)
Numerator:
Net loss	$(824,304)	$(3,504,439)
Numerator for basic and diluted earnings per share	$(824,304)	$(3,504,439)
Denominator:
Denominator for basic and diluted earnings per share — weighted-average shares outstanding	32,797,625	38,718,336
Basic and diluted loss per share	$(0.03)	$(0.09)

Outstanding stock options to purchase 1,711,643 and 2,217,134 shares for the periods ended March 31, 2013 and 2014, respectively, were excluded from the calculation of diluted loss per share as their effect would have been antidilutive.

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

Rent expense, which is classified in cost of revenue, selling and marketing, general and administrative, and research and development expenses was $160,790 and $212,181 for the three months ended March 31, 2013 and 2014, respectively.

Future minimum lease payments by year and in the aggregate, under the Company’s non-cancelable operating leases for facilities, equipment and software as a service, consist of the following at March 31, 2014:

Years Ending December 31,	Unaudited
2014	$710,160
2015	522,518
2016	35,807
Total	$1,268,485

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. Commitments and Contingencies – (continued)

Guarantees

The Company enters into indemnification provisions under its agreements with other counterparties in its ordinary course of business, typically with business partners, clients and landlords. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities. These indemnification provisions generally survive termination of the underlying agreement. The Company reviews its exposure under these agreements no less than annually, or more frequently when events require. The Company believes the estimated fair value of these agreements is minimal as, historically, no payments have been made by the Company under these indemnification obligations. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2013 and March 31, 2014.

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

In consideration for this license, the Company agreed to pay USC royalties based on a percentage of net sales of products or services that make use of RGI-1 and related technology and to meet a certain minimum in royalty payments. Royalty expense relating to this agreement amounted to $104,105 and $10,961 for the three months ended March 31, 2013 and 2014, respectively.  Such expense is included in cost of revenue in the accompanying unaudited consolidated statements of operations.

License Agreement with Roche Molecular Systems (“Roche”)

In November 2004, the Company entered into a non-exclusive license to use Roche’s technology including specified nucleic acid amplification processes (“PCR Processes”) to perform certain human invitro clinical laboratory services. In consideration for this license, the Company is obligated to pay royalties to Roche, based on a percentage of net sales of products or services that make use of the PCR Processes. Royalty expense included in cost of revenue relating to this agreement amounted to $90,145 and $44,373 for the three months ended March 31, 2013 and 2014, respectively.

In November 2004, the Company also entered into an agreement with Roche, pursuant to which the Company is collaborating with Roche to produce commercially viable assays used in the validation of genetic markers for pharmaceutical companies. Specifically, the Company has licensed the rights to Roche to use the pre-diagnostic assays the Company develops in the course of using its RNA-extraction technologies to provide testing services to pharmaceutical companies and to produce diagnostic kits that then can be sold commercially to those pharmaceutical companies. Roche is required to pay the Company royalties of a certain percentage of net sales of such diagnostic kits sold to pharmaceutical companies. Through March 31, 2014, Roche has not been required to pay any royalties to the Company pursuant to this agreement.

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. License and Collaborative Agreements - (continued)

Services Agreement with Taiho Pharmaceutical Co., Ltd. (“Taiho”)

In July 2001, the Company entered into an agreement with Taiho pursuant to which the Company provided Taiho with RGI-1 generated molecular-based tumor analyses for use in guiding chemotherapy treatment for cancer patients and for use in Taiho’s business of developing and marketing pharmaceutical and diagnostic products for use against cancer. The agreement was subsequently amended and extended through December 31, 2013. Revenue recognized under this agreement for the three months ended March 31, 2013 and 2014 was $33,920 and $0, respectively.

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

The Company did not recognize any revenue relating to the GSK agreement for the three months ended March 31, 2013 and 2014, respectively.

Non-Exclusive License Agreement with GSK

In March 2010, the Company entered into a non-exclusive license agreement with GSK.  Under the agreement, the Company granted GSK a non-exclusive, sublicenseable license to its proprietary PCR analysis technology and diagnostic expertise to assess BRAF gene mutations in human tumor samples.  As part of the agreement, the Company received a non-refundable technology access fee in consideration for the transfer of the Company’s technology to GSK. The agreement also contains milestone provisions which allowed the Company to earn further payments from GSK, and, as of March 31, 2014, the Company has met all the milestones in the agreement and earned the applicable milestone payments.

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company recognized revenue of $1,356,384 and $328,281 relating to the services performed for GSK Bio for the three months ended March 31, 2013 and 2014, respectively.

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. Stock Option Plans

In March 2000, the Company adopted a Stock Option Plan (the “2000 Stock Plan”) as approved by its Board of Directors. Under the 2000 Stock Plan, the Company granted options to acquire up to 1,600,000 shares of common stock. In connection with the adoption of the 2006 Employee, Director and Consultant Stock Plan, as further discussed below, the Company is to grant no additional options under the 2000 Stock Plan. Under the 2000 Stock Plan, there were no options to purchase shares of the Company’s common stock that remained outstanding as of December 31, 2013. Prior to March 2007, the Company also granted options to purchase 16,000 shares of common stock to two consultants which were granted under separate agreements outside of the 2000 Stock Plan.

On October 26, 2006, the Board of Directors of the Company approved, and on May 1, 2007, reapproved the adoption of the 2006 Employee, Director and Consultant Stock Plan (the “2006 Stock Plan”). The stockholders approved the 2006 Stock Plan on June 1, 2007. The initial number of shares which may be issued from time to time pursuant to the 2006 Stock Plan was 2,160,000 shares of common stock. Also, the 2006 Stock Plan includes the number of shares subject to purchase under options issued under the 2000 Stock Plan, where the options expired on or after October 18, 2006, subject to a maximum of 210,000 additional options.  In addition, on the first day of each fiscal year of the Company during the period beginning in fiscal year 2008 and ending on the second day of fiscal year 2017, the number of shares that may be issued from time to time pursuant to the 2006 Stock Plan is increased by the lesser of (i) 200,000 shares or equivalent, after determination of the effect of any stock split, stock dividend, combination or similar transactions as set forth in the 2006 Stock Plan, (ii) 5% of the number of outstanding shares of common stock of the Company on such date or (iii) an amount determined by the Board of Directors of the Company.  The initial number of shares available for issuance of 2,160,000 increased by 210,000 for options issued under the 2000 Stock Plan expiring after October 2006 and by 200,000 in 2008 through 2012, resulting in the total number of shares that may be issued as of January 1, 2014 to be 3,770,000. As of March 31, 2014, there were 1,552,866 options available for grant under the 2006 Stock Plan.

Employee options vest according to the terms of the specific grant and expire 10 years from the date of grant. Non-employee option grants to date typically vest over a 2 to 3 year period. The Company had 2,217,134 options outstanding at a weighted average exercise price of $1.85 at March 31, 2014. There were 1,212,311 non-vested stock options outstanding with a weighted average grant date fair value of $1.34 at March 31, 2014.  As of March 31, 2014, there was $969,580 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2006 Stock Plan. That cost is expected to be recognized over a weighted-average period of 2.7 years.

Except for certain grants of restricted common stock and common stock options containing market conditions as described below, the Company estimated share-based compensation expense for the three months ended March 31, 2013 using the Black-Scholes model with the following weighted average assumptions:

Three Months Ended March 31, 2013
(Unaudited)
Risk free interest rate	1.03-1.14%
Expected dividend yield	—
Expected volatility	104.0-104.9%
Expected term **(in years)	6.25
Forfeiture rate	7.0%

No options were granted during the three months ended March 31, 2014.

** Expected term is calculated using SAB 107, Simplified Formula. Management has concluded that the use of the simplified method for calculating the expected term of its common stock option grants is appropriate given the Company’s lack of history of option exercises.

The following table summarizes the stock option activity for the 2006 Plan for the three months ended March 31, 2014:

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2013	2,288,076	$1.83	8.41	$1,082
Granted (Unaudited)	—	$—	—	—
Exercised (Unaudited)	(15,300)	$1.16	8.33	6,007
Expired (Unaudited)	—	—	—	—
Forfeited (Unaudited)	(55,642)	$1.36	—	110
Outstanding, March 31, 2014 (Unaudited)	2,217,134	$1.85	8.14	$14,054
Exercisable, March 31, 2014 (Unaudited)	1,004,823	$2.46	8.05	$8,042

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2013 was $1.39. The Company did not grant any options during the three months ended March 31, 2014.

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. Stock Option Plans – (continued)

The following table provides additional information regarding options outstanding under the 2006 Plan as of March 31, 2014 (unaudited):

	Options Outstanding		Options Exercisable
Exercise Price	Number of Options	WA Remaining Contractual Term	Number of Options	WA Remaining Contractual Term
$1.00 to 1.99	1,712,134	8.86	558,810	7.92
2.00 to 2.99	287,500	7.32	228,513	7.19
3.00 to 3.99	71,000	4.33	71,000	4.33
4.29	11,500	3.40	11,500	3.40
7.00	135,000	3.19	135,000	3.19
	2,217,134	8.14	1,004,823	6.81

Stock-based compensation expense was classified as follows in the results of operation:

	Three Months Ended March 31,
	( Unaudited )
	2013	2014
Cost of revenue	$13,487	$11,256
Research and development	9,842	13,197
Sales and marketing	17,400	15,749
General and administrative	64,595	144,567
Totals	$105,324	$184,769

Thomas Bologna was appointed Chief Executive Officer of the Company on December 21, 2011 and in connection with his appointment, Mr. Bologna was awarded stock options outside of the 2006 Stock Plan. Pursuant to the employment agreement between the Company and Mr. Bologna, dated December 21, 2011, and in reliance on NASDAQ Listing Rule 5636(c), the Company granted Mr. Bologna (i) a stock option to purchase 600,000 shares of the Company’s common stock, which vests monthly over 36 months from the date of grant, subject to his continued employment with the Company, (ii) a stock option to purchase 300,000 shares of the Company’s common stock, which vested in 2012, and (iii) 270,000 shares of restricted common stock of the Company, which vest on the date on which the 30-day trailing average closing price of the Company’s common stock equals or exceeds $2.40. The exercise price of the stock options is $1.20 per share, the closing price of the Company’s common stock on the day prior to the date of grant. The expense recognized in connection with these grants was $44,531 and $44,531 for the three months ended March 31, 2013 and 2014, respectively, and is included in the above table.

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. Stock Option Plans – (continued)

The following table summarizes these awards to Mr. Bologna:

Type	Grant Date	Number of Awards	Intrinsic Value as of March 31, 2014	Exercise Price	Options Exercisable	Remaining Contractual Term
Restricted Shares of Common Stock	12/21/2011	270,000	$321,300	$—	—	7.7
Options	12/21/2011	600,000	$—	$1.20	400,000	7.7
Options	12/21/2011	300,000	$—	$1.20	300,000	7.7

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8. Income Taxes

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

The Company files U.S. federal, U.S. state, and foreign tax returns. The Company’s major tax jurisdictions are U.S. federal and the State of California. The Company is subject to tax examinations for the open years from 2003 through 2013.

9. Segment Information

The Company operates in a single reporting segment, with an operating facility in the United States.

The following enterprise wide disclosure was prepared on a basis consistent with the preparation of the condensed consolidated financial statements.

The following tables contain certain financial information by geographic area:

	Three Months Ended March 31,
	2013	2014
	(Unaudited)	(Unaudited)
Net revenue:
United States	$4,153,172	$3,546,903
Europe	1,361,249	342,601
Japan	109,770	5,430
	$5,624,191	$3,894,934

	December 31, 2013	March 31, 2014
		(Unaudited)
Long-lived assets:
United States	$2,701,805	$2,539,481

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10. Sale of Common Stock

Common stock classified outside of stockholders’ equity

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

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10. Sale of Common Stock – (continued)

Under the September Registration Rights Agreement, the Company is obligated to use commercially reasonable efforts to cause a registration statement to become effective and to remain continuously effective and to maintain the listing of the covered common stock on NASDAQ or other exchanges, as defined, for a period that will terminate upon the earlier of (i) the date on which all Registrable Securities covered by such Registration Statement as amended from time to time, have been sold, (ii) the date on which there are no longer any Registrable Securities outstanding or (iii) three years from the date of filing of such Registration Statement (the “Effectiveness Period”) and advise each September Investor in writing when the Effectiveness Period has expired. “Registrable Securities” means (i) the September Shares and (ii) shares of capital stock or any other securities issued or issuable with respect to or in exchange for the September Shares; provided, that, a security shall cease to be a Registrable Security with respect to a September Investor upon (A) sale by such September Investor pursuant to a registration statement or Rule 144 under the Securities Act of 1933, or (B) such security becoming eligible for sale by such September Investor without restriction pursuant to Rule 144(b)(1).   In the event the Company fails to satisfy its obligations under the September Registration Rights Agreement, the Company would be in breach of such agreement, in which event, the September Investors would be entitled to pursue all rights and remedies at law or equity including an injunction or other equitable relief. The September Registration Rights Agreement does not provide an explicitly stated or defined penalty due upon a breach.  Because the potential penalty for any breach of the September Registration Rights Agreement is not explicitly stated or defined, which prohibits the Company from applying the guidance of ASC 825-20-15, Registration Payment Arrangements, the Company was required to present the investment of approximately $8,800,000 in the Company’s common stock as common stock outside of stockholders’ equity in the accompanying consolidated balance sheets under ASC 480-10-S99-3, Classification and Measurement of Redeemable Securities.

Pursuant to the September Registration Rights Agreement, the Company filed a registration statement with the SEC on October 26, 2012, to register the September Shares for resale. This registration statement became effective on November 13, 2012 and remained effective as of March 31, 2014.

As of December 31, 2012, the Company has removed the restriction on 3,000,000 of the 8,000,000 September Shares and reclassified the shares to common stock from common stock classified outside of stockholders’ equity. Therefore, as of December 31, 2013 and March 31, 2014, a total of $5,500,000 of common stock relating to the 5,000,000 remaining restricted September Shares was classified outside of stockholders’ equity related to this transaction.

Activity in common stock classified outside of stockholders’ equity was as follows:

	Number of Shares	Amount
Balance, December 31, 2013	5,000,000	$5,500,000
Issuance of common stock classified outside of stockholders’ equity	—	—
Reclassification to stockholders’ equity	—	—
Balance, March 31, 2014 (unaudited)	5,000,000	$5,500,000

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

As of December 31, 2012, the Company held certain assets that are required to be measured at fair value on a recurring basis, including its cash and cash equivalents. The fair value of these assets was determined using the following inputs in accordance with ASC 820 at December 31, 2012 and March 31, 2013:

	Fair Value Measurement as of March 31, 2013
	Total	Level 1	Level 2	Level 3
Description	$	$	$	$
Money market accounts (1)	10,000	10,000	—	—

Fair Value Measurement as of March 31, 2014
(Unaudited)
	Total	Level 1	Level 2	Level 3
Description	$	$	$	$
Money market accounts (1)	—	—	—	—

(1)	Included in cash and cash equivalents on the accompanying consolidated balance sheets.

As of December 31, 2013 and March 31, 2014, the Company did not hold any liabilities that are required to be measured at fair value on a recurring basis.

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward-Looking Statements

Certain information included or incorporated by reference in this Quarterly Report on Form 10-Q for the period ended on March 31, 2014 contains or may contain forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995, as may be amended from time to time. Statements that are not historical facts, including statements that use terms such as “anticipate,” “believe,” “should,” “expect,” “intend,” “plan,” “project,” “seek” and “will” and that relate to our plans, objectives, strategy and intentions for future operations, future financial position, future revenues, projected costs and prospects are forward-looking statements but not all forward-looking statements contain these identifying words. Forward-looking statements relate to future periods and may, for example, include statements about our expectation that, for the foreseeable future, a significant amount of our revenues will be derived from ResponseDX® product sales or our expectations regarding revenues from ResponseDX® products; our ability to maintain revenue from pharmaceutical clients; the factors that may impact our financial results; the extent of our net losses and our ability to achieve sustained profitability; our business strategy and our ability to achieve our strategic goals; the amount of future revenues that we may derive from Medicare patients; the potential or intent to enter into distribution arrangements; our ability to sustain or increase demand for our tests; our sales forces’ capacity to sell our tests; plans for the development of additional tests; our expectation that our research and development, general and administrative and sales and marketing expenses will increase and our anticipated uses of those funds; our ability to comply with the requirements of a public company; our ability to attract and retain qualified employees; our compliance with federal and state regulatory requirements; the potential impact resulting from the regulation of our tests by the U.S. Food and Drug Administration; the impact of new or changing policies or regulation of our business; our belief that we have filed adequate patent and trademark applications to protect our intellectual property rights; the impact of accounting pronouncements and our accounting policies, estimates, assumptions or models on our financial results; and anticipated challenges to our business.

Forward-looking statements are subject to significant inherent risks and uncertainties that could cause actual results to differ materially from those expected. For us, these risks and uncertainties include, but are not limited to, our ability to develop and commercialize new product without unanticipated delay; the risk that we may not maintain reimbursement for our existing tests or any future tests; the risk that reimbursement pricing may change; the risks and uncertainties associated with the regulation of our tests; our ability to compete; our ability to obtain capital when needed; and our history of operating losses. In light of the risks and uncertainties inherent in all forward-looking statements, including the above, the inclusion of such statements in this Quarterly Report on Form 10-Q for the period ended on March 31, 2014 should not be considered as a representation by us that our objectives, projections or plans will be achieved. These statements are based on current plans, estimates and expectations. Actual results may differ materially from those projected in such forward-looking statements and therefore you should not place undue reliance on them. The forward-looking statements included in this Quarterly Report on Form 10-Q for the period ended on March 31, 2014 speak only as of the date hereof and we expressly disclaim any obligation or undertaking to publicly update any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes to the financial statements included elsewhere in this Quarterly Report on Form 10-Q for the period ended March 31, 2014 and our audited consolidated financial statements for the year ended December 31, 2013 included in our Annual Report on Form 10-K for the year ended December 31, 2013 previously filed with the Securities and Exchange Commission.

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

Our Approach

Clinical studies have shown that not all cancer chemotherapy works effectively in every patient, and that a number of patients receive therapy that has no benefit to them and may potentially even be harmful. Our goal is to provide cancer patients and their physicians with a means to make informed, individualized treatment decisions based on genetic analysis of tumor tissues. We are focusing our efforts in the following areas:

•	Continued commercialization of our ResponseDX® tests;

•	Broadening our offerings with the introduction of the former Pathwork Diagnostics Tissue of Origin test that was acquired when we purchased the Pathwork Diagnostics assets in August 2013 and moved the assets to our Los Angeles facility. We began selling the Tissue of Origin test in February 2014;

•	Enhancing our capabilities in the way we deliver our services to oncologists and pathologists. In late 2013, the Company introduced its TC/PC system to competitively offer its services to pathologists;

•	Developing additional diagnostic tests for assessing the risk of cancer recurrence, prediction to therapy response and tumor classification in cancer patients;

•	Expanding our testing services business by pursuing new technologies through collaborations and in-licensing to expand our business;

•	Entered into an exclusive agreement with Knight Diagnostic Laboratories at Oregon Health & Science University for a proprietary next generation sequencing panel for lung cancer; and

•	Selectively building our pharmaceutical services business.

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

As of March 31, 2014, our ResponseDX® sales team consisted of 19 members located in the West, Southeast, and Northeast areas of the United States.

Expansion of our ResponseDX® diagnostic test panels

Our research and development activities primarily relate to the development and validation of diagnostic tests in connection with our ResponseDX® diagnostic services. In 2014, we plan to build out our product offering to include a ResponseDX® Glioma profile as well as additional tests in our existing panels.

Addition of Next-Generation Sequencing to our suite of technologies

The Company is pursuing mutational analysis by next-generation sequencing (“NGS”) to complement our suite of molecular diagnostics platforms for the analysis of cancer specimens. We plan to use NGS to detect genomic changes from FFPE tissue samples and to provide physicians with reports that are comprehensive with respect to clinically actionable alterations. To this end, on April 15, 2014, the Company entered into an agreement with Knight Diagnostic Laboratories of the Oregon Health and Science University (“OHSU”) to offer OHSU’s proprietary next generation sequencing panel which provides full gene sequencing of the actionable genes for lung cancer rather than detection only of so-called hot spots as part of the Company’s testing menu. The collaboration leverages the Company’s national sales force.

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

Research and development is crucial to the Company’s development as we seek to expand our series of diagnostic tests for cancer patients. Our research and development expenses were $297,200 and $467,567 for the three months ended March 31, 2013 and 2014, respectively, representing 5.3% and 12.0% of our net revenue for the three months ended March 31, 2013 and 2014, respectively. Major components of our research and development expenses include supplies and reagents for our research activities, personnel costs, occupancy costs, equipment warranties and service, patent fees, insurance, business consulting and sample procurement costs. We expect research and development expenses to increase as we work to develop additional aspects of our technology and to study diagnostic indicators for various forms of cancer.

Critical Accounting Policies and Significant Judgments and Estimates

This discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as revenues and expenses during the reporting periods. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could therefore differ materially from those estimates under different assumptions or conditions. We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our financial statements.

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

ResponseDX® Revenue

Net revenue for the Company’s diagnostic services is recognized on an accrual basis at the time diagnostic tests are completed. Each test performed relates to a specimen encounter derived from a patient, and received by the Company on a specific date (such encounter is commonly referred to as an “accession”). The Company’s services are billed to various payors, including Medicare, private health insurance companies, healthcare institutions, and patients. The Company reports net revenue from contracted payors, including certain private health insurance companies, and healthcare institutions based on the contracted rate, or in certain instances, the Company’s estimate of the amount expected to be collected for the services provided. For billing to Medicare, the Company uses the published fee schedules, net of standard discounts (commonly referred to as “contractual allowances”). The Company reports net revenue from non-contracted payors, including certain private health insurance companies, based on the amount expected to be collected for the services provided. The Company analyzes historical payments from payors as a percentage of amounts billed by the Company to estimate expected collections for purposes of recording net revenue.

The Company has its Medicare provider number which allows it to invoice and collect from Medicare. Invoicing to Medicare is primarily based on amounts allowed by Medicare for the service provided as defined by Common Procedural Terminology (“CPT”) codes. In January 2013, a Medicare fee schedule update was announced which included proposed changes to Medicare reimbursement rates that significantly reduced the reimbursement rates for certain of the testing services we provide. The Company participated with other impacted organizations to provide guidance to the local Medicare Administrative Contractor (“MAC”) that resulted in the local MAC updating certain pricing through September 2013 which reflected an increase in many of the tests originally priced in January 2013. In addition, on October 1, 2013, the Centers for Medicare and Medicaid Services (“CMS”) issued fees for some, but not all, of the CPT codes used by the Company. It is uncertain if continued guidance provided to Medicare and the local MAC by impacted organizations will result in additional fee increases or additional positive coverage determinations in 2014. If, however, the current level of reduction in reimbursement rates is adopted as is, it may have a material adverse effect on the Company's operations.

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

We performed analyses that considered our historical patterns of revenue by payor in conjunction with the fluctuations we experienced in the quarters ended March 31, 2013 and 2014 to arrive at the revenue recorded during those periods. We believe that the changes in CPT codes and pricing that are causing confusion and erratic payment experience in the payor community will take some time to resolve. The time needed for resolution will depend upon Medicare and the local MAC releasing additional pricing changes and potentially, revisions to previously revised prices, and upon the private payor community adopting the new CPT codes and some level of revised pricing. Accordingly, our revenue recognition estimates could be materially affected in future periods as pricing and payments patterns change and develop, and we may be materially affected by future or retroactive price changes.

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

Additionally, CMS has as part of its regulatory structure the National Correct Coding Initiative (“NCCI”). Recent changes to NCCI guidance may reduce allowable quantities billed for FISH testing. These changes would lower reimbursement amounts for FISH tests, and there can be no assurance that CMS will make any modifications in the existing language of the NCCI documents.

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

License Fees

We have licensed technology for the extraction of RNA and DNA from FFPE tumor specimens from the University of Southern California (“USC”) in exchange for royalty fees on revenue generated by use of this technology. These royalties are calculated as a fixed percentage of revenue that we generate from use of the technology licensed from USC. Total license fees expensed in cost of revenue under the royalty agreement with USC were $104,105 and $10,961 for the three months ended March 31, 2013 and 2014, respectively. We also maintain a non-exclusive license to use Roche Molecular Systems, Inc.’s (“Roche”) polymerase chain reaction (“PCR”), homogenous PCR, and reverse transcription PCR processes. We pay Roche a fixed percentage royalty fee for revenue that we generate through use of this technology. Royalties expensed in cost of revenue under this agreement totaled $90,145 and $44,373 for the three months ended March 31, 2013 and 2014, respectively.

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

Accounts Receivable and Allowance for Doubtful Accounts

We invoice our pharmaceutical clients as specimens are processed and any other contractual obligations are met. Our contracts with pharmaceutical clients typically require payment within 45 days of the date of invoice. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our clients to make required payments. We specifically analyze accounts receivable and historical bad debts, client credit, current economic trends and changes in client payment trends when evaluating the adequacy of the allowance for doubtful accounts. Account balances are charged-off against the allowance when it is probable the receivable will not be recovered. To date, our clients have primarily been large pharmaceutical companies. Bad debts to date have been minimal and there is no allowance for doubtful accounts for our pharmaceutical revenue at December 31, 2013 and March 31, 2014.

We bill Medicare and private payors (“Private Payors”) for ResponseDX® upon completion of the required testing services. As such, we take assignment of benefits and the risk of collection with Medicare and Private Payors. We continue to monitor the collection history for Medicare and Private Payors.  Based on the historical experience for our Medicare and Private Payor accounts, we have determined, based on a detailed analysis, that accounts receivable associated with certain billings are unlikely to be collected. Therefore, we have recorded an allowance for doubtful accounts of $2,404,659 and $1,751,567 as of December 31, 2013 and March 31, 2014, respectively.

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

Results of Operations

Quarters Ended March 31, 2014 and March 31, 2013

Revenue:   Revenue was $3,894,934 for the quarter ended March 31, 2014, as compared to $5,624,191 for the quarter ended March 31, 2013, a decrease of $1,729,257. The decrease was due to lower pharmaceutical revenue of $1,864,313 offset by higher ResponseDX® revenue of $135,055. ResponseDX® revenue accounted for 85.2% of total revenue for the quarter ended March 31, 2014 compared to 56.6% for the quarter ended March 31, 2013. The increase in ResponseDX® revenue primarily relates to our continued focus on the restructuring of the sales team since the first quarter of 2013, the introduction of new programs (where the Company performs the technical component of testing and the client physician performs the related professional interpretation), and the introduction of the Tissue of Origin test. The decrease in pharmaceutical revenue was primarily related to the timing of completion of several pharmaceutical client studies.

Cost of Revenue:   Cost of revenue for the quarter ended March 31, 2014 was $2,438,376 as compared to $2,533,722 for the quarter ended March 31, 2013, a decrease of $95,346 or 3.8%. Cost of revenue declined less than did revenue due to the fixed and semi-fixed nature of many of the cost items and due to our preparation for the launch of our ResponseDX: Tissue of OriginTM test. The decrease in cost of revenue resulted primarily from lower laboratory supplies and reagents and royalties of $403,056 offset by higher personnel costs of $154,207, depreciation of $50,587, rent of $45,070 and equipment service and repair of $43,818. For items that increased, the higher costs resulted primarily from our expansion related to our new ResponseDX: Tissue of OriginTM test, which launched during the quarter ended March 31, 2014. Cost of revenue as a percentage of revenue was 62.6% for the quarter ended March 31, 2014, as compared to 45.1% for the quarter ended March 31, 2013.

Research and Development Expenses:   Research and development expenses were $467,567 for the quarter ended March 31, 2014, as compared to $297,200 for the quarter ended March 31, 2013, an increase of $170,367 or 57.3%. This increase resulted primarily from efforts to develop new tests and to enhance existing tests. The increase in expense was the result of higher laboratory supplies and reagents of $117,224 and personnel costs of $55,934. We expect research and development expenses to increase as we continue work to develop additional aspects of our technology, introduce new tests and to study diagnostic indicators for various forms of cancer.

General and Administrative Expenses:  General and administrative expenses were $3,013,898 for the quarter ended March 31, 2014, as compared to $2,135,186 for the quarter ended March 31, 2013, an increase of $878,712 or 41.2%. This increase resulted primarily from higher bad debt expense of $825,388 and personnel costs of $170,069 offset primarily by lower legal fees of $64,543.

Sales and Marketing Expenses:   Sales and marketing expenses were $1,452,905 for the quarter ended March 31, 2014, as compared to $1,442,235 for the quarter ended March 31, 2013, a decrease of $10,670 or 0.7%. We expect that sales and marketing costs will increase to support sales and marketing activities.

Other Income and Expense:  Other income and expense primarily represents the interest expense we incur on our revolving credit facility with Silicon Valley Bank and equipment leases as well as realized and unrealized foreign currency exchange gains or losses on our Euro-denominated accounts receivable. Interest expense increased to $24,221 for the three months ended March 31, 2014 compared with $19,410 for the three months ended March 31, 2013. The increase was primarily due to new equipment leases. Other expense decreased to $2,407 for the three months ended March 31, 2014 compared to $20,785 three months ended March 31, 2013 due to lower realized foreign currency exchange losses.

Net Income/(Loss):  As a result of the foregoing, our net loss increased by $2,680,135 to $3,504,439 for the three months ended March 31, 2014 as compared to a net loss of $824,304 for the three months ended March 31, 2013.

Liquidity and Capital Resources

We incurred a net loss of $3,504,439 during the three months ended March 31, 2014. Since our inception in September 1999, we have incurred cumulative losses and as of March 31, 2014, we had an accumulated deficit of $68,801,618. We have not yet achieved profitability and anticipate that we will likely incur additional losses. We cannot provide assurance as to when we will achieve profitability. We expect that our cash and cash equivalents will be used to fund our selling and marketing activities primarily related to our ResponseDX® tests, research and development, and general corporate purposes. As a result, we will need to generate significant revenues to achieve profitability.

The Company’s current operating plan includes various assumptions concerning the level and timing of cash receipts from sales and cash outlays for operating expenses and capital expenditures. The Company’s ability to successfully carry out its business plan is primarily dependent upon its ability to (1) obtain sufficient additional capital at acceptable costs, (2) attract and retain knowledgeable employees, and (3) generate significant revenues. At this time, the Company expects to satisfy its future cash needs primarily through additional financing and/or strategic investments. The Company is currently seeking such additional financing and/or strategic investments; however, there can be no assurance that any additional financing or strategic investments will be available on acceptable terms, if at all. If the Company is unable to timely and successfully raise additional capital and/or achieve profitability, it will not have sufficient capital resources to implement its business plan or continue its operations, and the Company will most likely be required to reduce certain discretionary spending and/or curtail operations, which could have a material adverse effect on the Company’s ability to achieve its intended business objectives. The unaudited condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern.

On July 14, 2011, the Company entered into a line of credit agreement with Silicon Valley Bank (the “Bank”). The agreement has been amended most recently on March 7, 2013. The line of credit is collateralized by the Company’s pharmaceutical, Private Payor and Medicare receivables. The amended maximum amount that can be borrowed from the credit line is $2,000,000. As of March 31, 2014, the amount the Company can draw from the line of credit was $1,000,000 calculated as the lesser of (i) the Company’s calculated borrowing base, which was 80% of certain of the Company’s accounts receivable, or (ii) the amount available under the credit line. As of March 31, 2014, the interest fees associated with this line of credit were set at the prime rate plus 1%. During 2013 and the three months ended March 31, 2014, the rate charged to the Company was 5%. As needed from time to time, the Company may draw on this line for use for general corporate purposes. As of December 31, 2013 and March 31, 2014, the Company had drawn $1,000,000 against the line of credit. The line of credit is subject to various financial covenants. As of March 31, 2014, the Company was in compliance with the covenants. As of December 31, 2013, the Company was not in compliance with one of these covenants, and the Bank waived the covenant violation. Prior to the most recent amendment on March 7, 2013, the Company was also not in compliance with certain other covenants. The September 28, 2012 amendment provided forbearance for the failure to comply with these certain covenants through November 30, 2012, and modified the covenants to include a requirement that the Company maintain account balances at the Bank totaling a minimum of $4,000,000 during the covered forbearance period. The December 6, 2012 amendment to the agreement extended the forbearance for the failure to comply with these certain covenants and the requirement for the Company to maintain account balances at the Bank totaling a minimum of $4,000,000 during the forbearance period. In addition, pursuant to the March 7, 2013 amendment, the Bank waived the Company's existing breach of financial covenants under the credit agreement and the parties restructured the line of credit to provide that, among other things: (i) the revolving line of credit's maturity date was extended to March 7, 2015, (ii) the fee for the unused portion of the revolving line of credit was reduced from 0.375% to 0.250% per annum of the average unused portion of the revolving line of credit, (iii) the Company must continue to meet certain reporting requirements including providing financial statements and a certificate of compliance with the terms and conditions of the credit agreement by an authorized officer to the Bank within 45 days of the last day of each calendar quarter, provided that if the Company has less than $4,000,000 in its account at the Bank at any time during such calendar quarter, the Company must provide the financial statements and the certificate of compliance within 30 days of the end of such calendar quarter and provide a monthly report on revenues realized from Private Payors, (iv) the financial covenants were amended and restated to require the Company to maintain a ratio of quick assets to current liabilities of 1:50 to 1:00 and meet certain specified minimum adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) requirements as defined in the amendment and measured on a monthly basis and (v) the Bank is granted certain additional inspection of books, records and collateral rights.

As of December 31, 2013, the line of credit under the credit agreement was classified as a non-current liability on the accompanying consolidated balance sheets as the line of credit had a maturity date of greater than one year from the date of the balance sheet. As of March 31, 2014, the line of credit under the credit agreement was classified as a current liability on the accompanying consolidated balance sheets as the line of credit had a maturity date of less than one year from the date of the balance sheet.

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

If we are able to secure additional capital, we expect to use our capital to fund research and development and to make capital expenditures to keep pace with the expansion of our research and development programs and to scale up our commercial operations. The amount and timing of actual expenditures may vary significantly depending upon a number of factors, such as the progress of our product development, regulatory requirements, commercialization efforts, and the amount of cash used by operations. We expect that we will continue to generate revenue through our pharmacogenomic testing services and ResponseDX® testing services that we provide to pharmaceutical clients and to the users of our ResponseDX® testing services which include oncologists, pathologists, hospitals, and cancer care centers. These revenues are not guaranteed and are not expected to substantially offset the costs associated with our expansion efforts.

Following is a summary of recent events and the expected impact these events have had or may have on our liquidity and future realization of revenues.

Sales of Common Stock

Under the Company’s Articles of Incorporation, the Company has one class of common stock and its holders have no preemptive, subscription, redemption or conversion rights. As described below, the Company sold shares of its common stock during 2012 and 2013. In connection with certain of these offerings, the Company entered into registration rights agreements with the purchasers of the common shares which give such purchasers certain registration rights.

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

Pursuant to the registration rights agreements dated February 2, 2012, the Company filed a registration statement with the SEC on April 30, 2012, to register the February Shares for resale. This registration statement became effective on May 17, 2012 and remained effective as of March 31, 2014.

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

December 2013 Underwritten Public Offering

On December 13, 2013, the Company entered into an underwriting agreement with National Securities Corporation (the "Underwriter"), pursuant to which the Underwriter agreed to purchase 4,464,443 shares of the Company's common stock (the "Shares") at the public offering price of $1.20 per share less an underwriting discount of 5%. The Shares were offered and sold by the Company pursuant to an effective registration statement on Form S-3 (File No. 333-171266) filed by the Company with the Securities and Exchange Commission on December 17, 2010, as amended, as supplemented by the prospectus supplement dated December 13, 2013 relating to the offering and the accompanying prospectus (the "December 2013 Offering"). The December 2013 Offering was completed on December 18, 2013. Gross proceeds of the December 2013 Offering were $5,357,332. Net proceeds, after deducting the placement agent fee and the December 2013 Offering costs, were approximately $4.8 million.

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

Under the September Registration Rights Agreement, the Company is obligated to use commercially reasonable efforts to cause a registration statement to become effective and to remain continuously effective and to maintain the listing of the covered common stock on NASDAQ or other exchanges, as defined, for a period that will terminate upon the earlier of (i) the date on which all Registrable Securities covered by such Registration Statement as amended from time to time, have been sold, (ii) the date on which there are no longer any Registrable Securities outstanding or (iii) three years from the date of filing of such Registration Statement (the “Effectiveness Period”) and advise each September Investor in writing when the Effectiveness Period has expired. “Registrable Securities” means (i) the September Shares and (ii) shares of capital stock or any other securities issued or issuable with respect to or in exchange for the September Shares; provided, that, a security shall cease to be a Registrable Security with respect to a September Investor upon (A) sale by such September Investor pursuant to a registration statement or Rule 144 under the Securities Act of 1933, or (B) such security becoming eligible for sale by such September Investor without restriction pursuant to Rule 144(b)(1).   In the event the Company fails to satisfy its obligations under the September Registration Rights Agreement, the Company would be in breach of such agreement, in which event, the September Investors would be entitled to pursue all rights and remedies at law or equity including an injunction or other equitable relief. The September Registration Rights Agreement does not provide an explicitly stated or defined penalty due upon a breach.  Because the potential penalty for any breach of the September Registration Rights Agreement is not explicitly stated or defined, which prohibits the Company from applying the guidance of ASC 825-20-15, Registration Payment Arrangements, the Company was required to present the investment of approximately $8,800,000 in the Company’s common stock as common stock outside of stockholders’ equity in the accompanying consolidated balance sheet under ASC 480-10-S99-3, Classification and Measurement of Redeemable Securities.

Pursuant to the September Registration Rights Agreement, the Company filed a registration statement with the SEC on October 26, 2012, to register the September Shares for resale. This registration statement became effective on November 13, 2012 and remained effective as of March 31, 2014.

As of December 31, 2012, the Company has removed the restriction on 3,000,000 of the 8,000,000 September Shares and reclassified the shares to common stock from common stock classified outside of stockholders’ equity. Therefore, as of December 31, 2013 and March 31, 2014, a total of $5,500,000 of common stock relating to the 5,000,000 remaining restricted September Shares was classified outside of stockholders’ equity related to this transaction.

Comparison of Cash Flows for the Three Months Ended March 31, 2013 and 2014

As of March 31, 2013, we had $8,034,310 in cash and cash equivalents, working capital of $10,018,759 and an accumulated deficit of $58,100,968. As of March 31, 2014, we had $4,956,503 in cash and cash equivalents, working capital of $5,511,476 and an accumulated deficit of $68,801,618.

Cash flows provided by operating activities

During the three months ended March 31, 2014, the Company used cash flows in operating activities of $3,095,012 compared to $880,293 used in the three months ended March 31, 2013. The increase in cash used in operating activities of $2,214,719 was due mainly to an increase in the net loss from $824,304 for the quarter ended March 31, 2013 to $3,504,439 for the quarter ended March 31, 2014. Other items that impacted cash flows from operating activities include increases in accounts receivable, prepaid expenses, royalties and payroll-related liabilities and decreases in accounts payable and accrued expenses.

The increase in accounts receivable related mainly to increases in Medicare and Private Payor receivables resulting from the recent changes to the molecular codes used for billing. It is anticipated that these billings will continue to take longer to collect in the short-term as a result of these recent changes.

Cash flows used in investing activities

Net cash used in investing activities was $85,814 for the three months ended March 31, 2013 and $44,559 for the three months ended March 31, 2014. The reduction in cash used in investing activities was primarily attributable to lower purchases of equipment and software.

Cash flows used in financing activities

Cash flows from financing activities for the three months ended March 31, 2013 used net cash of $39,208 for repayment of capital lease obligations. Cash flows from financing activities for the three months ended March 31, 2014 used net cash of $30,296 for repayment of capital lease obligations net of proceeds received from the exercise of stock options.

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

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

RESPONSE GENETICS, INC.

DATE: May 15, 2014	By:	/s/ Thomas A. Bologna
Thomas A. Bologna
Chief Executive Officer (Principal Executive Officer)

DATE: May 15, 2014	By:	/s/ Kevin R. Harris
Kevin R. Harris
Vice President and Chief Financial Officer (Principal Financial Officer)

