Form 10-Q
period 2014-06-30
RESPONSE GENETICS INC
filed 2014-08-14
CIK 1124608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Yes ☐ No ☒

On August 8, 2014, there were 38,732,896 shares of common stock, $.01 par value per share, issued and outstanding.

Response Genetics, Inc.

Form 10-Q

Table of Contents

		Page
		Number
Part I.	Financial Information

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

	Consolidated Balance Sheets — December 31, 2013 and June 30, 2014	1

	Consolidated Statements of Operations and Comprehensive Loss — Three months and six months ended June 30, 2013 and 2014	2

	Consolidated Statements of Cash Flows —Six months ended June 30, 2013 and 2014	3

	Notes to Condensed Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32

Item 4.	Controls and Procedures	32

Part II.	Other Information

Item 1.	Legal Proceedings	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3.	Defaults Upon Senior Securities	33

Item 4.	Mine Safety Disclosures	33

Item 5.	Other Information	33

Item 6.	Exhibits	33

Signatures		34
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

RESPONSE GENETICS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2013	June 30, 2014

ASSETS
Current assets
Cash and cash equivalents	$8,148,599	$2,136,623
Accounts receivable, net of allowance for doubtful accounts of $2,404,659 and $1,912,668 at December 31, 2013 and June 30, 2014, respectively.	6,225,923	6,529,550
Prepaid expenses and other current assets	981,908	1,146,921
Total current assets	15,356,430	9,813,094
Property and equipment, net	1,934,582	1,691,538
Intangible assets, net	767,223	718,018
Total assets	$18,058,235	$12,222,650
LIABILITIES, COMMON STOCK CLASSIFED OUTSIDE OF STOCKHOLDERS’ EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,694,312	$1,658,383
Accrued expenses	666,675	505,952
Accrued royalties	1,293,717	1,441,668
Accrued payroll and related liabilities	1,850,923	1,906,937
Capital lease obligation, current portion	157,238	101,015
Total current liabilities	5,662,865	5,613,955
Capital lease obligation, net of current portion	136,419	95,058
Line of credit, non-current	1,000,000	1,500,000
Total liabilities	6,799,284	7,209,013

Commitments and contingencies and subsequent events (Notes 5 and 11)

Common stock classified outside of stockholders’ equity	5,500,000	—

Stockholders’ equity
Common stock, $0.01 par value; 50,000,000 shares authorized; 38,712,896 and 38,732,896 shares issued and outstanding at December 31, 2013 and June 30, 2014, respectively	337,185	387,385
Additional paid-in capital	70,986,406	76,857,194
Accumulated deficit	(65,297,179)	(71,940,591)
Accumulated other comprehensive loss	(267,461)	(290,351)
Total stockholders’ equity	5,758,951	5,013,637
Total liabilities, common stock classified outside of stockholders’ equity and stockholders’ equity	$18,058,235	$12,222,650

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RESPONSE GENETICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended June 30,		Six Months Ended June 30
	2013	2014	2013	2014
Net revenue	$5,313,914	$4,281,235	$10,938,105	$8,176,169
Cost of revenue	2,707,966	2,585,738	5,241,688	5,024,114
Gross profit	2,605,948	1,695,497	5,696,417	3,152,055
Operating expenses:
Selling and marketing	1,321,760	1,283,080	2,763,995	2,735,984
General and administrative	2,109,268	3,046,599	4,244,433	6,060,556
Research and development	447,686	473,324	744,886	940,890
Total operating expenses	3,878,714	4,803,003	7,753,314	9,737,430
Operating loss	(1,272,766)	(3,107,506)	(2,056,897)	(6,585,375)
Other income (expense):
Interest expense	(20,756)	(23,151)	(40,186)	(47,372)
Interest income	2	2	45	3
Other	(3,634)	(8,260)	(24,420)	(10,667)
Net loss	(1,297,154)	(3,138,915)	(2,121,458)	(6,643,411)
Unrealized loss on foreign currency translation	(2)	(661)	(1,855)	(22,890)
Comprehensive loss	$(1,297,156)	$(3,139,576)	$(2,123,313)	$(6,666,301)
Net loss per share — basic and diluted	$(0.04)	$(0.08)	$(0.06)	$(0.17)
Weighted-average shares — basic and diluted	32,798,010	38,732,793	32,797,819	38,726,196

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RESPONSE GENETICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2013	2014
Cash flows from operating activities:
Net loss	$(2,121,458)	$(6,643,411)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	286,854	427,273
Share-based compensation	193,844	397,788
Bad debt expense	818,451	2,661,693
Changes in operating assets and liabilities:
Accounts receivable	(1,895,119)	(2,926,624)
Prepaid expenses and other current assets	(374,071)	(165,013)
Accounts payable	(485,875)	(35,929)
Accrued expenses	274,661	(199,110)
Accrued royalties	365,520	147,951
Accrued payroll and related liabilities	587,491	56,014
Deferred revenue	(483,052)	—
Net cash used in operating activities	(2,832,754)	(6,279,368)
Cash flows from investing activities:
Purchases of property and equipment	(190,957)	(91,357)
Purchases of software	(45,846)	(43,666)
Net cash used in investing activities	(236,803)	(135,023)
Cash flows from financing activities:
Borrowing on line of credit	—	500,000
Capital lease payments	(89,071)	(97,584)
Proceeds from exercise of stock options	967	23,200
Net cash provided by (used in) financing activities	(88,104)	425,616
Effect of foreign exchange rates on cash and cash equivalents	(1,856)	(23,201)
Net decrease in cash and cash equivalents	(3,159,517)	(6,011,976)
Cash and cash equivalents:
Beginning of period	9,041,478	8,148,599
End of period	$5,881,961	$2,136,623
Cash paid during the period for:
Interest	$40,186	$47,372
Supplemental disclosure of non-cash financing activities
Equipment acquired under capital leases	$239,150	$—

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

Since its inception, the Company has devoted substantial effort in developing its products and has incurred losses and negative cash flows from operations. At June 30, 2014, the Company had an accumulated deficit of $71,940,591. The Company anticipates continued losses and negative cash flows as it funds its selling and marketing activities and research and development programs.

The Company’s current operating plan includes various assumptions concerning the level and timing of cash receipts from sales and cash outlays for operating expenses and capital expenditures. Management believes that existing cash and cash equivalents, as well as other available resources, will be sufficient to meet the Company’s working capital requirements through the next twelve months. The Company’s ability to successfully carry out its business plan is primarily dependent upon its ability to (1) attract and retain knowledgeable employees, (2) generate significant revenues and (3) if needed, obtain capital at acceptable costs. Until the Company can generate and maintain sufficient revenue to finance its cash requirements, the Company expects to satisfy its future cash needs primarily through public or private equity offerings, strategic collaborations, the line of credit, the credit facility and other financing opportunities. However, there can be no assurance that any additional financing or strategic investments will be available on acceptable terms, if at all. If the Company is not able to secure additional funding when needed, the company have to delay, reduce the scope of or eliminate selling and marketing activities or research and development programs which may have a material adverse effect on the Company.

On July 30, 2014, the Company amended its line of credit agreement, which included extending the maturity to July 25, 2016. Also on July 30, 2014, the Company entered into a credit agreement for a maximum loan commitment of $12,000,000, of which the Company drew $8,500,000 gross proceeds. (See Note 11.)

If events or circumstances occur such that the Company does not meet its operating plan as expected, the Company will most likely be required to reduce certain discretionary spending and/or curtail operations, which could have a material adverse effect on the Company’s ability to achieve its intended business objectives. No adjustments have been made to the accompanying unaudited condensed consolidated financial statements to reflect any of the matters discussed above. The unaudited condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern.

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

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (continued)

Accounts Receivable

Pharmaceutical Accounts Receivable

The Company invoices its clients as specimens are processed and any other contractual obligations are met. The Company’s contracts with clients typically require payment within 45 days of the date of invoice. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its clients to make required payments. The Company specifically analyzes accounts receivable and historical bad debts, client credit, current economic trends and changes in client payment trends when evaluating the adequacy of the allowance for doubtful accounts. Account balances are charged-off against the allowance when it is probable the receivable will not be recovered. To date, the Company’s pharmaceutical customers have primarily been large pharmaceutical companies. As a result, bad debts from pharmaceutical accounts receivable to date have been minimal. Pharmaceutical company accounts receivable as of December 31, 2013 and June 30, 2014 were $1,892,384 and $1,060,649, respectively. There were no allowances for doubtful accounts recorded against these pharmaceutical accounts receivable at December 31, 2013 and June 30, 2014.

ResponseDX® Accounts Receivable

ResponseDX® accounts receivable are recorded from two primary payors: (1) Medicare and (2) third party payors such as commercial insurance and private payors or self-paying payors (“Private Payors”). ResponseDX® accounts receivable are recorded at established billing rates less an estimated billing adjustment, based on reporting models utilizing historical cash collection percentages and updated for current effective reimbursement factors.  Management performs ongoing valuations of accounts receivable balances based on management’s evaluation of historical collection experience and industry trends.  Based on the historical experience for our Medicare and Private Payor accounts, management has determined, based on a detailed analysis, that accounts receivable associated with certain billings are unlikely to be collected. Therefore, the Company has recorded an allowance for doubtful accounts of $2,404,659 and $1,912,668 as of December 31, 2013 and June 30, 2014, respectively. The Company’s bad debt expense for the three months ended June 30, 2013 and 2014 was $349,984 and $1,367,842, respectively, and for the six months ended June 30, 2013 and 2014 was $818,451 and $2,661,693, respectively.

ResponseDX® accounts receivable as of December 31, 2013 and June 30, 2014, consisted of the following:

	December 31, 2013	June 30, 2014
		(Unaudited)
Net Medicare receivable	$2,422,611	$2,574,923
Net Private Payor receivable	4,315,587	4,806,646
	6,738,198	7,381,569
Allowance for doubtful accounts	(2,404,659)	(1,912,668)
Total	$4,333,539	$5,468,901

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

Intangible Assets

Intangible assets are carried at the cost to obtain them. Purchased software and internally-developed intangible assets are amortized using the straight-line method over estimated useful lives of three to five years. The Company has capitalized costs related to the development of database software. (See Note 3.) The portion of this database placed into service is amortized in accordance with ASC 350-40, Internal-Use Software. The amortization period is five years using the straight-line method.

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

The Company recorded revenue from pharmaceutical clients for the three months ended June 30, 2013 and 2014 of $2,207,837 and $599,282, respectively and for the six months ended June 30, 2013 and 2014 of $4,649,531 and $1,176,663, respectively.

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

The following details ResponseDX® revenue for the periods indicated:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	(Unaudited)		(Unaudited)
	2013	2014	2013	2014

Net Medicare revenue	$1,078,473	$1,211,995	$2,422,688	$2,520,416

Net Private Payor revenue	2,027,604	2,469,958	3,865,886	4,479,090

Net ResponseDX® revenue	$3,106,077	$3,681,953	$6,288,574	$6,999,506

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

We performed an analysis that considered our historical patterns of revenue by payor in conjunction with the fluctuations we experienced in the three and six months ended June 30, 2013 and 2014 to arrive at the revenue recorded during those periods. We believe that the changes in CPT codes and pricing that are causing confusion and erratic payment experience in the payor community will take some time to resolve. The time needed for resolution will depend upon Medicare and the local MAC releasing additional pricing changes and potentially, revisions to previously revised prices, and upon the private payor community adopting the new CPT codes and some level of revised pricing. Accordingly, our revenue recognition estimates could be materially affected in future periods as pricing and payments patterns change and develop, and we may be materially affected by future or retroactive price changes.

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

Cost of Revenue

Cost of revenue represents the cost of materials, direct labor, royalties, costs associated with processing tissue specimens including pathological review, staining, microdissection, paraffin extraction, reverse transcription polymerase chain reaction (“PCR”), FISH, quality control analyses, license fees and delivery charges necessary to render an individualized test result. Costs associated with performing tests are recorded as the tests are processed.

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

Line of Credit

On July 14, 2011, the Company entered into a line of credit agreement with Silicon Valley Bank (the “Bank”) and, on July 30, 2014, subsequent to the end of the quarter, the agreement was amended by the Waiver and Sixth Amendment to Loan and Security Agreement. The line of credit is collateralized by the Company’s pharmaceutical, Private Payor and Medicare receivables. As of June 30, 2014, the amount the Company can draw from the line of credit was $2,000,000 calculated as the lesser of (i) the Company’s calculated borrowing base, which was 80% of certain of the Company’s accounts receivable, or (ii) the amount available under the credit line. As of June 30, 2014, the interest fees associated with this line of credit were set at the prime rate plus 1%. The fee for the unused portion of the facility was 0.25%. During the three and six months ended June 30, 2013 and 2014, the rate charged to the Company was 5%. As needed from time to time, the Company may draw on this line for use for general corporate purposes. As of December 31, 2013 and June 30, 2014, the Company had drawn $1,000,000 and $1,500,000, respectively, against the line of credit. The line of credit is subject to various financial covenants. At June 30, 2014, the Company was in compliance with the covenants. Historically, however, the Company has been out of compliance with the covenants from time to time, and the Company has received waivers and forbearance agreements from the Bank.

As of December 31, 2013, the line of credit under the credit agreement was classified as a non-current liability on the accompanying condensed consolidated balance sheets as the line of credit had a maturity date of March 7, 2015, which was greater than one year from the date of the balance sheet. As of June 30, 2014, the line of credit under the credit agreement was classified as a non-current liability because the Waiver and Sixth Amendment to Loan and Security Agreement extended the maturity of the facility to July 25, 2016.

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

On July 30, 2014, in connection with entering into a credit agreement with SWK Funding LLC (both as agent and initial lender), the Company and Silicon Valley Bank entered into a Waiver and Sixth Amendment to Loan and Security Agreement (“Sixth Amendment”). The Sixth Amendment waived previous defaults under the loan agreement, modified the financial covenants, extended the maturity of the loan to July 25, 2016, modified the interest rate to the prime rate published by the Wall Street Journal plus 2.25% per annum, and implemented a pre-payment fee of $40,000. The financial covenants under the Sixth Amendment include a revenue covenant and a liquidity covenant that conform with and are cross defaulted with the revenue covenant and liquidity covenant of the SWK Credit Agreement. The Company will pay a closing fee of $10,000 for the Sixth Amendment on July 18, 2015, approximately one year from the date of the closing. For more information, see Note 11 Subsequent Events.

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

ASC 740, Income Taxes, clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. As of December 31, 2013 and June 30, 2014, the Company does not have a liability for unrecognized tax benefits. The Company recognizes interest and penalties associated with tax matters as part of the income tax provision and includes accrued interest and penalties with the related tax liability in the balance sheet. For the periods ended June 30, 2013 and 2014, nominal amounts of interest and penalties were recorded in the Condensed Consolidated Statement of Operations.

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

Comprehensive Loss

The components of comprehensive loss are accumulated net loss and unrealized foreign currency translation adjustments for the three and six months ended June 30, 2013 and 2014.

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

Advertising Costs

The Company markets its services through its advertising activities in trade publications and on the internet. Advertising costs are included in selling and marketing expenses on the statements of operations and are expensed as incurred. Advertising costs for the three months ended June 30, 2013 and 2014 were $3,324 and $19,839, respectively, and for the six months ended June 30, 2013 and 2014 were $3,324 and $26,260, respectively.

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies - (continued)

Concentration of Credit Risk and Clients and Limited Suppliers

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has never experienced any losses related to these balances. At June 30, 2014, the Company had $2,124,809 in cash and cash equivalents that exceeded federally insured limits. At June 30, 2014, $12,719 of cash was held outside of the United States.

Revenue sources that account for greater than 10 percent of total revenue are provided below.

	Three Months Ended June 30, Ended June 30,				Six Months Ended June 30, Ended June 30,
	2013		2014		2013		2014
	(Unaudited)				(Unaudited)
	Revenue	Percent of Total Revenue	Revenue	Percent of Total Revenue	Revenue	Percent of Total Revenue	Revenue	Percent of Total Revenue

GlaxoSmithKline entities:
GlaxoSmithKline, LLC	$502,814	22%	$—	—%	$502,814	* %	$—	—%
GlaxoSmithKline Biologicals S.A.	1,176,361	10	392,875	*	2,532,745	23	721,155	*
Total GlaxoSmithKline entities	$1,679,175	32	$392,875	*	$3,035,559	28%	$721,155	*
Medicare, net of contractual allowances	$1,078,473	20%	$1,211,995	28%	$2,422,688	22%	$2,520,416	31%

* Represents less than 10% of revenue.

Customers that account for greater than 10 percent of gross accounts receivable are provided below.

	As of December 31, 2013			As of June 30, 2014
				(Unaudited)
	Receivable Balance	Percent of Total Receivables		Receivable Balance	Percent of Total Receivables

GlaxoSmithKline entities:
GlaxoSmithKline LLC	$597,937	*	%	$—	—%
GlaxoSmithKline Biologicals S.A.	$544,298	*	%	$701,797	11%
Total GlaxoSmithKline entities	$1,142,235	13%		$701,797	11%
Medicare, net of contractual allowances	$2,422,611	28%		$2,574,923	39%

* Represents less than 10% of accounts receivable.

Many of the supplies and reagents used in the Company’s testing process are procured from a limited number of suppliers. Any supply interruption or an increase in demand beyond the suppliers’ capabilities could have an adverse impact on the Company’s business. Management believes it can identify alternative sources, if necessary, but it is possible such sources may not be identified in sufficient time to avoid an adverse impact on its business. The Company purchases certain laboratory supplies and reagents primarily from two suppliers. The Company made approximately 93% of its reagent purchases from four suppliers during the three months ended June 30, 2013 and made approximately 71% of its reagent purchases from two suppliers during the three months ended June 30, 2014. The Company made approximately 92% of its reagent purchases from four suppliers during the six months ended June 30, 2013 and made approximately 72% of its reagent purchases from two suppliers during the six months ended June 30, 2014.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which modifies how all entities recognize revenue, and consolidates into one Accounting Standards Codification ("ASC") Topic (ASC Topic 606, Revenue from Contracts with Customers) the current guidance found in ASC Topic 605, Revenue Recognition, and various other revenue accounting standards for specialized transactions and industries. The core principle of the guidance is that “an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” In achieving this objective, an entity must perform five steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations of the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 also clarifies how an entity should account for costs of obtaining or fulfilling a contract in a new ASC Subtopic 340-40, Other Assets and Deferred Costs – Contracts with Customers.

ASU 2014-09 is effective for public companies for annual periods beginning after December 15, 2016 and interim periods within those annual periods, and early adoption is not permitted. ASU 2014-09 may be applied using either a full retrospective approach, in which all years included in the financial statements are presented under the revised guidance, or a modified retrospective approach. Under the modified retrospective approach, financial statements will be prepared using the new standard for the year of adoption, but not for prior years. Under this method, entities will recognize a cumulative catch-up adjustment to the opening balance of retained earnings at the effective date for contracts that still require performance by the company and disclose all line items in the year of adoption as if they were prepared under the old revenue guidance. We will adopt ASU 2014-09 on January 1, 2017 and are currently evaluating the impact that this adoption will have on our consolidated financial statements. At this time, the Company has not determined the transition method that will be used.

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. Property and Equipment and Intangible Assets

Property and equipment and intangible assets consist of the following:

	December 31, 2013	June 30, 2014
		(Unaudited)
Laboratory equipment	$4,468,055	$4,536,732
Furniture and equipment	736,886	750,886
Leasehold improvements	487,843	496,523
	5,692,784	5,784,141
Less: Accumulated depreciation	(3,758,202)	(4,092,603)
Total property and equipment, net	$1,934,582	$1,691,538
Purchased software	$749,587	$898,252
Internally developed software	213,361	108,361
Trademarks	33,000	33,000
	995,948	1,039,613
Less: Accumulated amortization	(228,725)	(321,595)
Total intangible assets, net	$767,223	$718,018

Depreciation expense, included in cost of revenue, general and administrative expenses, and research and development expenses for the three months ended June 30, 2013 and 2014 was $149,455 and $220,388, respectively, and for the six months ended June 30, 2013 and 2014 was $286,854 and $427,273, respectively.

Capital Leases

The Company leases certain equipment that is recorded as capital leases. This equipment is included in property and equipment on the accompanying consolidated balance sheet as of June 30, 2014 as follows:

(Unaudited)
Equipment purchased under capital leases	$584,150
Less: Accumulated amortization	(418,127)
Equipment purchased under capital leases, net	$166,023

Future minimum lease payments under capital leases as of June 30, 2014 are as follows:

Years ending December 31,	(Unaudited)
2014	$72,434
2015	101,309
2016	46,851
Total minimum lease payments	220,594
Less amount represented by interest	(24,521)
Less current portion	(101,015)
Capital lease obligation, net of current portion	$95,058

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

The following table sets forth the computation for basic and diluted loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
	(Unaudited)		(Unaudited)

Numerator:
Net loss	$(1,297,154)	$(3,138,915)	$(2,121,458)	$(6,643,411)
Numerator for basic and diluted earnings per share	$(1,297,154)	$(3,138,915)	$(2,121,458)	$(6,643,411)
Denominator:
Denominator for basic and diluted earnings per share — weighted-average shares	32,798,010	38,732,793	32,797,819	38,726,196
Basic and diluted loss per share	$(0.04)	$(0.08)	$(0.06)	$(0.17)

Outstanding stock options to purchase 2,465,390 and 2,210,229 shares of Common Stock of the Company for the periods ended June 30, 2013 and 2014, respectively, were excluded from the calculation of diluted loss per share as their effect would have been antidilutive. Also excluded from the calculation were 270,000 unvested shares of restricted common stock for both of the periods ended June 30, 2013 and 2014.

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

Rent expense, which is classified in cost of revenue, general and administrative, and research and development expenses was $163,578 and $214,181 for the three months ended June 30, 2013 and 2014, respectively, and was $324,368 and $426,362 for the six months ended June 30, 2013 and 2014, respectively.

Future minimum lease payments by year and in the aggregate, under the Company’s non-cancelable operating leases for facilities, equipment and software as a service, consist of the following at June 30, 2014:

Years Ending December 31,	Unaudited
2014	$593,440
2015	564,518
2016	35,807
Total	$1,193,765

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. Commitments and Contingencies – (continued)

Guarantees

The Company enters into indemnification provisions under its agreements with other counterparties in its ordinary course of business, typically with business partners, clients and landlords. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities. These indemnification provisions generally survive termination of the underlying agreement. The Company reviews its exposure under these agreements no less than annually, or more frequently when events require. The Company believes the estimated fair value of these agreements is minimal as, historically, no payments have been made by the Company under these indemnification obligations. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2013 and June 30, 2014.

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

In consideration for this license, the Company agreed to pay USC royalties based on a percentage of net sales of products or services that make use of RGI-1 and related technology and to meet a certain minimum in royalty payments. Royalty expense relating to this agreement amounted to $86,908 and $10,449 for the three months ended June 30, 2013 and 2014, respectively, and $191,014 and $21,410 for the six months ended June 30, 2013 and 2014, respectively. Such expense is included in cost of revenue in the accompanying unaudited consolidated statements of operations.

License Agreement with Roche Molecular Systems (“Roche”)

In November 2004, the Company entered into a non-exclusive license to use Roche’s technology including specified nucleic acid amplification processes (“PCR Processes”) to perform certain human invitro clinical laboratory services. In consideration for this license, the Company is obligated to pay royalties to Roche, based on a percentage of net sales of products or services that make use of the PCR Processes. Royalty expense included in cost of revenue relating to this agreement amounted to $84,362 and $113,704 for the three months ended June 30, 2013 and 2014, respectively and $174,507 and $158,077 for the six months ended June 30, 2013 and 2014, respectively.

In November 2004, the Company also entered into an agreement with Roche, pursuant to which the Company is collaborating with Roche to produce commercially viable assays used in the validation of genetic markers for pharmaceutical companies. Specifically, the Company has licensed the rights to Roche to use the pre-diagnostic assays the Company develops in the course of using its RNA-extraction technologies to provide testing services to pharmaceutical companies and to produce diagnostic kits that then can be sold commercially to those pharmaceutical companies. Roche is required to pay the Company royalties of a certain percentage of net sales of such diagnostic kits sold to pharmaceutical companies. Through June 30, 2014, Roche has not been required to pay any royalties to the Company pursuant to this agreement.

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. License and Collaborative Agreements - (continued)

Services Agreement with Taiho Pharmaceutical Co., Ltd. (“Taiho”)

In July 2001, the Company entered into an agreement with Taiho pursuant to which the Company provided Taiho with RGI-1 generated molecular-based tumor analyses for use in guiding chemotherapy treatment for cancer patients and for use in Taiho’s business of developing and marketing pharmaceutical and diagnostic products for use against cancer. The agreement was subsequently amended and extended through December 31, 2013. Revenue recognized under this agreement for the three months ended June 30, 2013 and 2014 was $306,260 and $0, respectively, and for the six months ended June 30, 2013 and 2014 was $340,180 and $0, respectively.

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

The Company recognized revenue of $2,814 and $0 relating to the GSK agreement for the three months ended June 30, 2013 and 2014, respectively, and $2,814 and $0 relating to the GSK agreement for the six months ended June 30, 2013 and 2014, respectively.

Non-Exclusive License Agreement with GSK

In March 2010, the Company entered into a non-exclusive license agreement with GSK. Under the agreement, the Company granted GSK a non-exclusive, sublicenseable license to its proprietary PCR analysis technology and diagnostic expertise to assess BRAF gene mutations in human tumor samples.  As part of the agreement, the Company received a non-refundable technology access fee in consideration for the transfer of the Company’s technology to GSK. The agreement also contains milestone provisions which allowed the Company to earn further payments from GSK. The Company has met all the milestones in the agreement and earned the three milestone payments of $500,000 each in July 2012, May 2013 and December 2013.

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

The Company recognized revenue of $1,176,361 and $392,875 relating to the services performed for GSK Bio for the three months ended June 30, 2013 and 2014, respectively, and $2,532,745 and $721,155 for the six months ended June 30, 2013 and 2014, respectively.

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. Stock Options, Restricted Stock and Warrants

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

On October 26, 2006, the Board of Directors of the Company approved, and on May 1, 2007, reapproved the adoption of the 2006 Employee, Director and Consultant Stock Plan (the “2006 Stock Plan”). The stockholders approved the 2006 Stock Plan on June 1, 2007. The initial number of shares which may be issued from time to time pursuant to the 2006 Stock Plan was 2,160,000 shares of common stock. Also, the 2006 Stock Plan includes the number of shares subject to purchase under options issued under the 2000 Stock Plan, where the options expired on or after October 18, 2006, subject to a maximum of 210,000 additional options.  In addition, on the first day of each fiscal year of the Company during the period beginning in fiscal year 2008 and ending on the second day of fiscal year 2017, the number of shares that may be issued from time to time pursuant to the 2006 Stock Plan is increased by the lesser of (i) 200,000 shares or equivalent, after determination of the effect of any stock split, stock dividend, combination or similar transactions as set forth in the 2006 Stock Plan, (ii) 5% of the number of outstanding shares of common stock of the Company on such date or (iii) an amount determined by the Board of Directors of the Company.  The initial number of shares available for issuance of 2,160,000 increased by 210,000 for options issued under the 2000 Stock Plan expiring after October 2006 and by 200,000 in 2008 through 2014, resulting in the total number of shares that may be issued as of January 1, 2014 to be 3,770,000. As of June 30, 2014, there were 1,463,748 options available for grant under the 2006 Stock Plan.

Employee options vest according to the terms of the specific grant and expire 10 years from the date of grant. Non-employee option grants to date typically vest over a 2 to 3 year period. The Company had 2,210,229 options outstanding at a weighted average exercise price of $1.85 at June 30, 2014. There were 1,135,063 non-vested stock options outstanding with a weighted average grant date fair value of $1.34 at June 30, 2014.  As of June 30, 2014, there was $844,038 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2006 Stock Plan. That cost is expected to be recognized over a weighted-average period of 2.4 years.

Except for certain grants of restricted common stock and common stock options containing market conditions as described below, the Company estimated share-based compensation expense for the three and six months ended June 30, 2013 and 2014 using the Black-Scholes model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Risk free interest rate	0.90-1.40%	—%	0.90-1.40%	—%
Expected dividend yield	—	—	—%	—%
Expected volatility	102.2-103.0%	—%	102.2-104.9%	—%
Expected term **(in years)	6.25	—	6.25	—
Forfeiture rate	7.0%	—%	7.0%	—%

** Expected term is calculated using SAB 107, Simplified Formula. Management has concluded that the use of the simplified method for calculating the expected term of its common stock option grants is appropriate given the Company’s lack of history of option exercises.

The following table summarizes the stock option activity for the 2006 Plan for the six months ended June 30, 2014:

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2013	2,288,076	$1.83	8.41	$1,082
Granted (Unaudited)	—	$—	—	—
Exercised (Unaudited)	(20,000)	$1.16	8.08	7,605
Expired (Unaudited)	(10,158)	1.40	8.62	—
Forfeited (Unaudited)	(47,689)	$1.35	—	—
Outstanding, June 30, 2014 (Unaudited)	2,210,229	$1.85	7.89	$—
Exercisable, June 30, 2014 (Unaudited)	1,075,166	$2.39	6.71	$—

The weighted-average grant-date fair value of options granted during the three and six months ended June 31, 2013 was $1.39 and $1.38, respectively. The Company did not grant any options during the three months ended June 30, 2014.

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. Stock Options, Restricted Stock and Warrants – (continued)

The following table provides additional information regarding options outstanding under the 2006 Plan as of June 30, 2014 (unaudited):

	Options Outstanding		Options Exercisable
Exercise Price	Number of Options	WA Remaining Contractual Term	Number of Options	WA Remaining Contractual Term
$1.00 to 1.99	1,705,229	8.61	622,278	7.80
2.00 to 2.99	287,500	7.07	235,388	6.97
3.00 to 3.99	71,000	4.08	71,000	4.07
4.29	11,500	3.15	11,500	3.15
7.00	135,000	2.94	135,000	2.94
	2,210,229	7.89	1,075,166	6.71

Stock-based compensation expense was classified as follows in the results of operation:

	Three Months Ended June 30,		Six Months Ended June 30,
	( Unaudited )
	2013	2014	2013	2014
Cost of revenue	$14,898	$10,963	$28,384	$22,219
Research and development	8,916	12,494	18,758	25,691
Sales and marketing	(4,427)	16,728	12,973	32,477
General and administrative	69,134	172,834	133,729	317,401
Totals	$88,521	$213,019	$193,844	$397,788

Thomas Bologna was appointed Chief Executive Officer of the Company on December 21, 2011 and in connection with his appointment, Mr. Bologna was awarded stock options outside of the 2006 Stock Plan. Pursuant to the employment agreement between the Company and Mr. Bologna, dated December 21, 2011, and in reliance on NASDAQ Listing Rule 5636(c), the Company granted Mr. Bologna (i) a stock option to purchase 600,000 shares of the Company’s common stock, which vests monthly over 36 months from the date of grant, subject to his continued employment with the Company, (ii) a stock option to purchase 300,000 shares of the Company’s common stock, which vested in 2012, and (iii) 270,000 shares of restricted common stock of the Company, which vest on the date on which the 30-day trailing average closing price of the Company’s common stock equals or exceeds $2.40. The exercise price of the stock options is $1.20 per share, the closing price of the Company’s common stock on the day prior to the date of grant. The expense recognized in connection with these grants was $44,531 and $44,531 for the three months ended June 30, 2013 and 2014, respectively, and was $89,061 and $89,061 for the six months ended June 30, 2013 and 2014, respectively, and is included in the above table.

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. Stock Options, Restricted Stock and Warrants – (continued)

The following table summarizes these awards to Mr. Bologna:

Type	Grant Date	Number of Awards	Intrinsic Value as of June 30, 2014	Exercise Price	Options Exercisable	Remaining Contractual Term
Restricted Shares of Common Stock	12/21/2011	270,000	$248,400	$—	—	7.5
Options	12/21/2011	600,000	$—	$1.20	500,000	7.5
Options	12/21/2011	300,000	$—	$1.20	300,000	7.5

On March 12, 2014, the Company granted 62,500 shares of restricted common stock, with a value of $86,250, to a vendor in connection with a contract for services. The shares vest monthly in equal installments from April 2014 through December 2014. At June 30, 2014, 20,833 shares had vested. The expense recognized in connection with this grants was $28,750 for the three months and six months ended June 30, 2014 and is included in general and administrative expense in the above table.

On July 30, 2014, subsequent to the end of the quarter, the Company issued an initial warrant to purchase 681,090 shares of common stock in connection with the SWK Funding LLC credit agreement. The warrant is exercisable up to and including July 30, 2020 at an exercise price of $0.936 per share, subject to adjustment, on a cashless basis at any time. Pursuant to the SWK Funding LLC credit agreement, upon funding of the second tranche of the commitment under the credit agreement, the Company will be required to issue a second warrant to SWK Funding LLC. The number of common shares that could be purchased under the second warrant will be calculated if and when the Company draws the second tranche of funding under the credit agreement. (See Note 11.)

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

9. Segment Information

The Company operates in a single reporting segment, with an operating facility in the United States.

The following enterprise wide disclosure was prepared on a basis consistent with the preparation of the condensed consolidated financial statements.

The following tables contain certain financial information by geographic area:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net revenue:
United States	$3,804,268	$3,877,360	$7,957,441	$7,424,264
Europe	1,184,976	403,875	2,546,224	746,475
Japan	324,670	—	434,440	5,430
	$5,313,914	$4,281,235	$10,938,105	$8,176,169

	December 31, 2013	June 30, 2014
		(Unaudited)
Long-lived assets:
United States	$2,701,805	$2,409,556

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

Pursuant to the September Registration Rights Agreement, the Company filed a registration statement with the SEC on October 26, 2012, to register the September Shares for resale. This registration statement became effective on November 13, 2012 and remained effective as of June 30, 2014.

As of December 31, 2012, the Company had removed the restriction on 3,000,000 of the 8,000,000 September Shares and reclassified the shares to common stock from common stock classified outside of stockholders’ equity. At June 30, 2014, the restriction was eligible for removal from the remaining 5,000,000 restricted September Shares. Therefore, as of December 31, 2013 and June 30, 2014, a total of $5,500,000 and $0, respectively, of common stock relating to restricted September Shares was classified outside of stockholders’ equity related to this transaction.

Activity in common stock classified outside of stockholders’ equity was as follows:

	Number of Shares	Amount
Balance, December 31, 2013	5,000,000	$5,500,000
Issuance of common stock classified outside of stockholders’ equity	—	—
Reclassification to stockholders’ equity	(5,000,000)	(5,500,000)
Balance, June 30, 2014 (unaudited)	—	$—

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11. Subsequent Events

On July 30, 2014 (the “Closing Date”), the Company entered into a credit agreement (the “SWK Credit Agreement”) with SWK Funding LLC, as the agent (the “Agent”), and the lenders (including SWK Funding LLC) party thereto from time to time (the “Lenders”). The SWK Credit Agreement provides for a multi-draw term loan to the Company (the “Loan”) for up to a maximum amount of $12,000,000 (the “Loan Commitment Amount”). On the Closing Date, the Lenders advanced the Company an amount equal to $8,500,000 which is due and payable on July 30, 2020 (the “Term Loan Maturity Date”) or such earlier date on which the Loan Commitment Amount is terminated pursuant to the terms of the SWK Credit Agreement.

The outstanding principal balance under the SWK Credit Agreement will bear interest at a rate per annum equal to the LIBOR Rate (subject to a minimum amount of one percent (1.0%) plus twelve and half percent (12.5%), and will be due and payable in arrears (i) on the forty-fifth (45th) day following the last calendar day of each of the months of September, December, March, and June, commencing with November 15, 2014, (ii) upon a prepayment of the Loan and (iii) at maturity in cash. Upon the earlier of (a) the Term Loan Maturity Date or (b) full repayment of the Loan, the Company is required to pay an exit fee.

In addition, on the Closing Date, the Company issued the Agent a warrant (the “Initial Warrant”) to purchase 681,090 shares of the Company's common stock, par value $0.01 per share (the “Common Stock”). The Initial Warrant is exercisable up to and including July 30, 2020 at an exercise price of $0.936 per share, subject to adjustment. The Agent may exercise the Initial Warrant on a cashless basis at any time. In the event the Agent exercises the Initial Warrant on a cashless basis the Company will not receive any proceeds. The exercise price of the Initial Warrant is subject to customary adjustments provisions for stock splits, stock dividends, recapitalizations and the like.

The remaining $3,500,000 of the Loan Commitment Amount (the “Subsequent Term Loan”) may be advanced to the Company upon written request to the Agent during the period beginning on the Closing Date and ending February 28, 2016 provided that (i) no default or event of default has occurred or is continuing under the SWK Credit Agreement, (ii) the aggregate revenue recognized by the Company and any of its subsidiaries during any period of four (4) consecutive fiscal quarters ending prior to December 31, 2015, exceeds a certain dollar amount threshold and (iii) the Agent has received an executed warrant (the “Subsequent Term Loan Warrant”) to purchase a number of shares of Common Stock equal to the number obtained when the amount of the Subsequent Term Loan is multiplied by 7.5% and the product is divided by the exercise price of such warrant. The exercise price of the Subsequent Term Loan Warrant will be equal to 1.2 times the lower of (a) the average closing price of the Common Stock on the previous 20 trading days before the closing date of the Subsequent Term Loan, or (b) the closing price of the Common Stock on the last trading day prior to such Subsequent Term Loan’s closing date. The Subsequent Term Loan Warrant will be exercisable for a period of six years from the closing date of the Subsequent Term Loan, subject to adjustment. Upon issuance, the Agent may exercise the Subsequent Term Loan Warrant on a cashless basis at any time. In the event the Lender exercises the Subsequent Term Loan Warrant on a cashless basis we will not receive any proceeds. The exercise price of the Subsequent Term Loan Warrant is subject to customary adjustments provisions for stock splits, stock dividends, recapitalizations and the like.

The Company may prepay the Loan, in whole or in part, upon five business days written notice provided that a prepayment premium is paid to the Lenders as set forth in the SWK Credit Agreement. The Company is required to prepay the Loan with any net cash proceeds received from certain types of dispositions of assets described in the SWK Credit Agreement. The Company is also required to make certain revenue based payments on the Company’s quarterly revenues applied in the following priority: (i) first to the payment of all fees, costs, expenses and indemnities due and owing to the Agent under the SWK Credit Agreement, (ii) second, to the payment of all fees, costs, expenses and indemnities due and owing to the Lenders under the SWK Credit Agreement, (iii) third, to the payment of all accrued but unpaid interest until paid in full; (iv) fourth, for each revenue based payment date after August 2016, to the payment of all principal of the Loan up to an aggregate amount of US$750,000 on any such payment date; and (v) fifth, all remaining amounts to the Company.

The SWK Credit Agreement contains customary affirmative and negative covenants for credit facilities of its type, including limiting the Company’s ability to pay dividends or redeem outstanding equity interests, incur additional indebtedness, grant additional liens, engage in any other type of business, make investments, merge, consolidate or sell all or substantially all of its assets and enter into transactions with related parties. The SWK Credit Agreement also contains certain financial covenants, including, certain minimum aggregate revenues requirements.

The SWK Credit Agreement includes customary events of default, including failure to pay principal, interest or fees when due, failure to comply with covenants, default under certain other indebtedness, certain insolvency or bankruptcy events, the occurrence of certain material judgments the institution of any proceeding by a government agency or a change of control of the Company that it is not otherwise permitted under the SWK Credit Agreement.

On July 30, 2014, in connection with the SWK Credit Agreement, the Company and Silicon Valley Bank entered into a Waiver and Sixth Amendment to Loan and Security Agreement (“Sixth Amendment”). The Sixth Amendment waived previous defaults under the loan agreement, modified the financial covenants, extended the maturity of the loan to July 25, 2016, modified the interest rate to the prime rate published by the Wall Street Journal plus 2.25% per annum, and implemented a pre-payment fee of $40,000. The financial covenants under the Sixth Amendment include a revenue covenant and a liquidity covenant that conform with and are cross defaulted with the revenue covenant and liquidity covenant of the SWK Credit Agreement. The Company will pay a closing fee of $10,000 for the Sixth Amendment on July 18, 2015, approximately one year from the date of the closing.

At the annual meeting of stockholders of the Company held on July 10, 2014, the Company’s stockholders approved an amendment to the Company’s Certificate of Incorporation, as amended, to increase the number of authorized shares of the Company’s common stock, par value $0.01 per share, from 50 million to 70 million shares. The approved Certificate of Amendment to the Certificate of Incorporation of the Company, as amended, was filed with the Secretary of State of the State of Delaware on July 11, 2014 and was effective upon filing.

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward-Looking Statements

Certain information included or incorporated by reference in this Quarterly Report on Form 10-Q for the period ended on June 30, 2014 contains or may contain forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995, as may be amended from time to time. Statements that are not historical facts, including statements that use terms such as “anticipate,” “believe,” “should,” “expect,” “intend,” “plan,” “project,” “seek” and “will” and that relate to our plans, objectives, strategy and intentions for future operations, future financial position, future revenues, projected costs and prospects are forward-looking statements but not all forward-looking statements contain these identifying words. Forward-looking statements relate to future periods and may, for example, include statements about our expectation that, for the foreseeable future, a significant amount of our revenues will be derived from ResponseDX® product sales or our expectations regarding revenues from ResponseDX® products; our ability to maintain revenue from pharmaceutical clients; the factors that may impact our financial results; the extent of our net losses and our ability to achieve sustained profitability; our business strategy and our ability to achieve our strategic goals; the amount of future revenues that we may derive from Medicare patients; the potential or intent to enter into distribution arrangements; our ability to sustain or increase demand for our tests; our sales forces’ capacity to sell our tests; plans for the development of additional tests; our expectation that our research and development, general and administrative and sales and marketing expenses will increase and our anticipated uses of those funds; our ability to comply with the requirements of a public company; our ability to maintain compliance with the listing requirements of Nasdaq; our ability to attract and retain qualified employees; our compliance with federal and state regulatory requirements; the potential impact resulting from the regulation of our tests by the U.S. Food and Drug Administration; the impact of new or changing policies or regulation of our business; our belief that we have filed adequate patent and trademark applications to protect our intellectual property rights; the impact of accounting pronouncements and our accounting policies, estimates, assumptions or models on our financial results; and anticipated challenges to our business.

Forward-looking statements are subject to significant inherent risks and uncertainties that could cause actual results to differ materially from those expected. For us, these risks and uncertainties include, but are not limited to, our ability to develop and commercialize new products without unanticipated delay; to continue to provide the ResponseDX: Tissue of OriginTM test, the TC/PC pathology partnering program, the ResponseDX: Comprehensive Lung Profile; the risk that we may not maintain reimbursement for our existing tests or any future tests; the risk that reimbursement pricing may change; the risks and uncertainties associated with the regulation of our tests; our ability to compete; our ability to obtain capital when needed; and our history of operating losses. In light of the risks and uncertainties inherent in all forward-looking statements, including the above, the inclusion of such statements in this Quarterly Report on Form 10-Q for the period ended on June 30, 2014 should not be considered as a representation by us that our objectives, projections or plans will be achieved. These statements are based on current plans, estimates and expectations. Actual results may differ materially from those projected in such forward-looking statements and therefore you should not place undue reliance on them. The forward-looking statements included in this Quarterly Report on Form 10-Q for the period ended on June 30, 2014 speak only as of the date hereof and we expressly disclaim any obligation or undertaking to publicly update any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes to the financial statements included elsewhere in this Quarterly Report on Form 10-Q for the period ended June 30, 2014 and our audited consolidated financial statements for the year ended December 31, 2013 included in our Annual Report on Form 10-K for the year ended December 31, 2013 previously filed with the Securities and Exchange Commission.

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

Our Approach

Clinical studies have shown that not all cancer chemotherapy works effectively in every patient, and that a number of patients receive therapy that has no benefit to them and may potentially even be harmful. Our goal is to provide cancer patients and their physicians with a means to make informed, individualized treatment decisions based on genetic analysis of tumor tissues. We are focusing our efforts in the following areas:

•	Continued commercialization of our ResponseDX® tests;

•	Broadening our offerings with the introduction of the former Pathwork Diagnostics Tissue of OriginTM test that was acquired when we purchased the Pathwork Diagnostics assets in August 2013 and moved the assets to our Los Angeles facility. We began selling the ResponseDX: Tissue of OriginTM test in February 2014;

•	Enhancing our capabilities in the way we deliver our services to oncologists and pathologists. In late 2013, the Company introduced its TC/PC system to competitively offer its services to pathologists;

•	Developing additional diagnostic tests for assessing the risk of cancer recurrence, prediction to therapy response and tumor classification in cancer patients;

•	Expanding our testing services business by pursuing new technologies through collaborations and in-licensing to expand our business;

•	Entered into an exclusive agreement with Knight Diagnostic Laboratories at Oregon Health & Science University for a proprietary next generation sequencing panel for lung cancer; and

•	Selectively building our pharmaceutical services business.

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

Until recently, most cancer treatment regimens were administered without any pre-selection of patients on the basis of the particular genetics of their tumor. However, advances in molecular technologies have enabled researchers to identify and measure genetic factors in patients’ tumors that may predict the probability of success or failure of many anti-cancer agents. In order to increase the chances of a better outcome for cancer patients, we offer and continue to expand our offering of tests for measuring predictive factors for therapy response in tumor tissue samples. We provide tests for non-small cell lung cancer (“NSCLC”), colorectal cancer (“CRC”), gastric and gastroesophageal cancer (“GE”), melanoma, thyroid cancer, and breast cancer patients’ tumor tissue specimens through our ResponseDX: Lung® , ResponseDX: Colon® , ResponseDX: Gastric® , ResponseDX: Melanoma ® , ResponseDX: ThyroidTM and ResponseDX: BreastTM test suites at our laboratory located in Los Angeles, California, which is certified under the Clinical Laboratory Improvement Amendments of 1988 (“CLIA”). These tests serve to help oncologists make optimal therapeutic decisions for cancer patients. The results from our tests may help oncologists choose among therapies to treat their cancer patients.

In August 2013, the Company acquired substantially all of the assets of Pathwork Diagnostics, Inc. including its FDA-cleared Tissue of OriginTM cancer test. This newly acquired test was launched commercially by the Company in February 2014 as the ResponseDX: Tissue of OriginTM test. The ResponseDX: Tissue of OriginTM test is a microarray-based gene expression test that aids in identifying challenging tumors, including metastatic, poorly differentiated, and undifferentiated cancers. The ResponseDX: Tissue of OriginTM test uses a proprietary microarray platform and proprietary software to compare the expression of 2,000 genes in a patient's tumor with a panel of 15 known tumor types that represent 90% of all cancers. The test received FDA clearance in June 2010.

As of June 30, 2014, our ResponseDX® sales team consisted of 18 members located in the West, Southeast, and Northeast areas of the United States.

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

Addition of Next-Generation Sequencing to our suite of technologies

The Company is utilizing mutational analysis by next-generation sequencing (“NGS”) to complement our suite of molecular diagnostics platforms for the analysis of cancer specimens. The Company is using NGS to detect genomic changes from FFPE tissue samples and to provide physicians with reports that are comprehensive with respect to clinically actionable alterations. To this end, on April 15, 2014, the Company entered into an agreement with Knight Diagnostic Laboratories of the Oregon Health and Science University (“OHSU”) to offer OHSU’s proprietary next generation sequencing panel which provides full gene sequencing of the actionable genes for lung cancer rather than detection only of so-called hot spots as part of the Company’s testing menu. The collaboration leverages the Company’s national sales force.

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

Research and development is crucial to the Company’s development as we seek to expand our series of diagnostic tests for cancer patients. Our research and development expenses represented 11.5% and 9.9% of our total operating expenses for the three months ended June 30, 2013 and 2014, respectively, and 9.6% and 9.7% of our total operating expenses for the six months ended June 30, 2013 and 2014, respectively. Major components of the $447,686 and $473,324 in research and development expenses for the three months ended June 30, 2013 and 2014, respectively, and of the $744,886 and $940,890 in research and development expenses for the six months ended June 30, 2013 and 2014, respectively, included supplies and reagents for our research activities, sample procurement costs, personnel costs and patent fees. We expect research and development expenses to increase as we work to develop additional aspects of our technology and to study diagnostic indicators for various forms of cancer.

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

We performed analyses that considered our historical patterns of revenue by payor in conjunction with the fluctuations we experienced in the three and six months ended June 30, 2013 and 2014 to arrive at the revenue recorded during those periods. We believe that the changes in CPT codes and pricing that are causing confusion and erratic payment experience in the payor community will take some time to resolve. The time needed for resolution will depend upon Medicare and the local MAC releasing additional pricing changes and potentially, revisions to previously revised prices, and upon the private payor community adopting the new CPT codes and some level of revised pricing. Accordingly, our revenue recognition estimates could be materially affected in future periods as pricing and payments patterns change and develop, and we may be materially affected by future or retroactive price changes.

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

License Fees

We have licensed technology for the extraction of RNA and DNA from FFPE tumor specimens from the University of Southern California (“USC”) in exchange for royalty fees on revenue generated by use of this technology. These royalties are calculated as a fixed percentage of revenue that we generate from use of the technology licensed from USC. Total license fees expensed in cost of revenue under the royalty agreement with USC were $86,908 and $10,449 for the three months ended June 30, 2013 and 2014, respectively, and were $191,014 and $21,410 for the six months ended June 30, 2013 and 2014, respectively. We also maintain a non-exclusive license to use Roche Molecular Systems, Inc.’s (“Roche”) polymerase chain reaction (“PCR”), homogenous PCR, and reverse transcription PCR processes. We pay Roche a fixed percentage royalty fee for revenue that we generate through use of this technology. Royalties expensed in cost of revenue under this agreement totaled $84,362 and $113,704 for the three months ended June 30, 2013 and 2014, respectively, and were $174,507 and $158,077 for the six months ended June 30, 2013 and 2014, respectively.

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

Accounts Receivable and Allowance for Doubtful Accounts

We invoice our pharmaceutical clients as specimens are processed and any other contractual obligations are met. Our contracts with pharmaceutical clients typically require payment within 45 days of the date of invoice. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our clients to make required payments. We specifically analyze accounts receivable and historical bad debts, client credit, current economic trends and changes in client payment trends when evaluating the adequacy of the allowance for doubtful accounts. Account balances are charged-off against the allowance when it is probable the receivable will not be recovered. To date, our clients have primarily been large pharmaceutical companies. Bad debts to date have been minimal and there is no allowance for doubtful accounts for our pharmaceutical revenue at December 31, 2013 and June 30, 2014.

We bill Medicare and private payors (“Private Payors”) for ResponseDX® upon completion of the required testing services. As such, we take assignment of benefits and the risk of collection with Medicare and Private Payors. We continue to monitor the collection history for Medicare and Private Payors.  Based on the historical experience for our Medicare and Private Payor accounts, we have determined, based on a detailed analysis, that accounts receivable associated with certain billings are unlikely to be collected. Therefore, we have recorded an allowance for doubtful accounts of $2,404,659 and $1,912,668 as of December 31, 2013 and June 30, 2014, respectively.

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

Results of Operations

Quarters Ended June 30, 2014 and June 30, 2013

Revenue:   Revenue was $4,281,235 for the quarter ended June 30, 2014, as compared to $5,313,914 for the quarter ended June 30, 2013, a decrease of $1,032,679 or 19.4%. The decrease was due solely to a decline in pharmaceutical revenue of $1,608,556 or 72.9% offset by an increase in ResponseDX® revenue of $575,876 or 18.5%. ResponseDX® revenue accounted for 86.0% of total revenue for the quarter ended June 30, 2014 compared to 58.5% for the quarter ended June 30, 2013. The decrease in pharmaceutical client revenue related to the completion of certain studies in earlier periods by pharmaceutical clients and the realization of a $500,000 milestone payment from GSK in the prior year quarter. The increase in ResponseDX® revenue primarily relates to our continued focus on marketing and sales activities, the introduction of new programs (where the Company performs the technical component of testing and the client physician performs the related professional interpretation), and the introduction of the Response DX: Tissue of OriginTM test.

Cost of Revenue:   Cost of revenue for the quarter ended June 30, 2014 was $2,585,738 as compared to $2,707,966 for the quarter ended June 30, 2013, a decrease of $122,228 or 4.5%. Cost of revenue declined less than did revenue due to the fixed and semi-fixed nature of many of the cost items. The decrease in cost of revenue resulted primarily from lower laboratory supplies and reagents and royalties of $273,263 offset by higher depreciation of $52,106, rent of $36,452 and equipment maintenance, service and repair of $55,324. For items that increased, the higher costs resulted primarily from our expansion related to our new ResponseDX: Tissue of OriginTM test, which launched during the quarter ended March 31, 2014. Cost of revenue as a percentage of revenue was 60.4% for the quarter ended June 30, 2014, as compared to 51.0% for the quarter ended June 30, 2013.

Sales and Marketing Expenses:   Sales and marketing expenses were $1,283,080 for the quarter ended June 30, 2014, which was consistent with $1,321,760 for the quarter ended June 30, 2013. The major expenditures for sales and marketing activities in both periods were compensation and travel expenses.

General and Administrative Expenses:   General and administrative expenses were $3,046,599 for the quarter ended June 30, 2014, as compared to $2,109,268 for the quarter ended June 30, 2013, an increase of $937,331 or 44.4%. This increase resulted primarily from higher bad debt expense of $1,017,855 offset by lower personnel costs of $119,875.

Research and Development Expenses:   Research and development expenses were $473,324 for the quarter ended June 30, 2014, as compared to $447,686 for the quarter ended June 30, 2014, an increase of $25,638 or 5.7%. This increase resulted primarily from efforts to develop new tests and to enhance existing tests. The increase in expense was the result of higher legal fees of $149,046 offset by lower laboratory supplies and reagents costs of $77,969 and lower personnel costs of $54,599. We expect to continue to invest in research and development as we continue to work to develop additional aspects of our technology, introduce new tests and to study diagnostic indicators for various forms of cancer.

Other Income and Expense:  Other income and expense primarily represents the interest expense we incur on our revolving credit facility with Silicon Valley Bank and equipment leases as well as realized and unrealized foreign currency exchange gains or losses on our Euro-denominated accounts receivable. Interest expense increased to $23,151 for the three months ended June 30, 2014 compared to $20,756 for the three months ended June 30, 2013. The increase was primarily due to new capital leases for equipment. Other expense increased to $8,260 for the three months ended June 30, 2014 compared to $3,634 for the three months ended June 30, 2013 due to higher realized foreign currency exchange losses.

Net Income/(Loss):   As a result of the foregoing, our net loss increased by $1,841,761 to $3,138,915 for the three months ended June 30, 2014 as compared to a net loss of $1,297,154 for the three months ended June 30, 2013.

Six Months Ended June 30, 2014 and June 30, 2013

Revenue:   Revenue was $8,176,169 for the six months ended June 30, 2014, as compared to $10,938,105 for the six months ended June 30, 2013, a decrease of $2,761,936 or 25.3%. The decline was solely the result of a decrease in pharmaceutical revenue of $3,472,868 or 74.7% offset by an increase in ResponseDX® revenue of $710,932 or 11.3%. The decrease in pharmaceutical client revenue related to the completion of certain studies by pharmaceutical clients. The increase in ResponseDX® revenue primarily relates to our continued focus on marketing and sales activities, the introduction of new programs (where the Company performs the technical component of testing and the client physician performs the related professional interpretation), and the introduction of the ResponseDX: Tissue of OriginTM test.

Cost of Revenue:   Cost of revenue for the six months ended June 30, 2014 was $5,024,114 as compared to $5,241,688 for the six months ended June 30, 2013, a decrease of $217,574 or 4.2%. Cost of revenue declined less than did revenue due to the fixed and semi-fixed nature of many of the cost items and due to the launch of our ResponseDX: Tissue of OriginTM test in early 2014. The decrease resulted primarily from lower laboratory supplies and reagent costs of $599,369, royalties of $186,033 offset by higher depreciation of $102,694, personnel costs of $148,687, equipment maintenance, repair and service of $99,142, equipment operating leases of $56,979 and rent of $81,522. For items that increased, the higher costs resulted primarily from our expansion related to our new ResponseDX: Tissue of OriginTM test, which launched during the quarter ended March 31, 2014. Cost of revenue as a percentage of revenue was 61.4% for the six months ended June 30, 2014, as compared to 47.9% for the six months ended June 30, 2013.

Sales and Marketing Expenses:   Sales and marketing expenses were $2,735,984 for the six months ended June 30, 2014, which was consistent with expenses of $2,763,995 for the six months ended June 30, 2013. The major expenditures for sales and marketing activities in both periods were compensation and travel expenses.

General and Administrative Expenses: General and administrative expenses were $6,060,556 for the six months ended June 30, 2014, as compared to $4,244,433 for the six months ended June 30, 2013, an increase of $1,816,123 or 42.8%. The increase resulted primarily from higher bad debt expense of $1,843,243.

Research and Development Expenses:   Research and development expenses were $940,890 for the six months ended June 30, 2014, as compared to $744,886 for the six months ended June 30, 2013, an increase of $196,004 or 26.3%. This increase resulted primarily from higher laboratory supplies and reagents costs of $39,255 and higher legal expense of $141,291. We expect continued investment in research and development as we work to develop additional aspects of our technology, introduce new tests and to study diagnostic indicators for various forms of cancer.

Other Income and Expense:   Other income and expense primarily represents the interest expense we incur on our revolving credit facility with Silicon Valley Bank and other equipment financing arrangements as well as our realized and unrealized foreign currency exchange gains or losses on our Euro-denominated receivables. Interest expense increased to $47,372 for the six months ended June 30, 2014 compared to $40,186 for the same period in 2013. The increase primarily relates to new capital leases for equipment. Realized and unrealized losses on currency exchange rate fluctuations decreased $13,753 for the six months ended June 30, 2014 to $10,667 compared to $24,420 for the same period in 2013. The decrease primarily relates to a decrease in unrealized foreign currency losses resulting from changes in the US dollar- Euro exchange rates.

Income Taxes:   As of June 30, 2014 and 2013, we have incurred substantial losses and have generated no taxable income. Therefore, a full valuation allowance has been recorded for the deferred tax assets since we do not believe the recoverability of the deferred income tax assets in the near future is more likely than not.

Net Income/(Loss):   As a result of the foregoing, our net loss increased by $4,521,953, or 213.2%, to $6,643,411 for the six months ended June 30, 2014 as compared to a net loss of $2,121,458 for the six months ended June 30, 2013.

Liquidity and Capital Resources

We incurred a net loss of $6,643,411 during the six months ended June 30, 2014. Since our inception in September 1999, we have incurred cumulative losses and as of June 30, 2014, we had an accumulated deficit of $71,940,591. We have not yet achieved profitability and anticipate that we will likely incur additional losses. We cannot provide assurance as to when we will achieve profitability. We expect that our cash and cash equivalents will be used to fund our selling and marketing activities primarily related to our ResponseDX® tests, research and development, and general corporate purposes. As a result, we will need to generate significant revenues to achieve profitability. Management intends to effectively manage cash flows in 2014 and 2015 and expects that cash and cash equivalents, as well as other available resources, will be sufficient to meet the Company’s working capital requirements through the next 12 months. Nevertheless, until we can generate and maintain sufficient revenues to finance our cash requirements, which we may never do, we expect to finance additional cash needs primarily through public or private equity offerings, strategic collaborations, our line of credit, our credit facility and other financing opportunities. We do not know whether additional funding will be available on acceptable terms, if at all. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate selling and marketing activities or research and development programs which may have a material adverse effect on the Company.

On July 30, 2014, we entered into a credit agreement (the “SWK Credit Agreement”) with SWK Funding LLC, as the agent (the “Agent”), and the lenders (including SWK Funding LLC) party thereto from time to time (the “Lenders”). The SWK Credit Agreement provides for a multi-draw term loan to the Company (the “Loan”) for up to a maximum amount of $12,000,000 (the “Loan Commitment Amount”). On the Closing Date, the Lenders advanced the Company an amount equal to $8,500,000 which is due and payable on July 30, 2020 (the “Term Loan Maturity Date”) or such earlier date on which the Loan Commitment Amount is terminated pursuant to the terms of the SWK Credit Agreement.

On July 14, 2011, the Company entered into a line of credit agreement with Silicon Valley Bank (the “Bank”), and on July 30, 2014, subsequent to the end of the quarter, the agreement was amended by the Waiver and Sixth Amendment to Loan and Security Agreement. The line of credit is collateralized by the Company’s pharmaceutical, Private Payor and Medicare receivables. As of June 30, 2014, the amount the Company can draw from the line of credit was $2,000,000 calculated as the lesser of (i) the Company’s calculated borrowing base, which was 80% of certain of the Company’s accounts receivable, or (ii) the amount available under the credit line. As of June 30, 2014, the interest fees associated with this line of credit were set at the prime rate plus 1%. During the three and six months ended June 30, 2013 and 2014, the rate charged to the Company was 5%. As needed from time to time, the Company may draw on this line for use for general corporate purposes. As of December 31, 2013 and June 30, 2014, the Company had drawn $1,000,000 and $1,500,000, respectively, against the line of credit. The line of credit is subject to various financial covenants. As of June 30, 2014, the Company was in compliance with the covenants. Historically, however, the Company has been out of compliance with the covenants from time to time, and the Company has received waivers and forbearance agreements from the Bank.

As of December 31, 2013, the line of credit under the credit agreement with the Bank was classified as a non-current liability on the accompanying condensed consolidated balance sheets as the line of credit had a maturity date of March 7, 2015, which was greater than one year from the date of the balance sheet. As of June 30, 2014, the line of credit under the credit agreement was classified as a non-current liability because the Waiver and Sixth Amendment to Loan and Security Agreement (further described below) extended the maturity of the facility to July 25, 2016.

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

On July 30, 2014, in connection with entering into SWK Credit Agreement, the Company and the Bank entered into a Waiver and Sixth Amendment to Loan and Security Agreement (“Sixth Amendment”). The Sixth Amendment waived previous defaults under the loan agreement, modified the financial covenants, extended the maturity of the loan to July 25, 2016, modified the interest rate to the prime rate published by the Wall Street Journal plus 2.25% per annum, and implemented a pre-payment fee of $40,000. The financial covenants under the Sixth Amendment include a revenue covenant and a liquidity covenant that conform with and are cross defaulted with the revenue covenant and liquidity covenant of the SWK Credit Agreement. The Company will pay a closing fee of $10,000 for the Sixth Amendment on July 18, 2015, approximately one year from the date of the closing.

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

Pursuant to the registration rights agreements dated February 2, 2012, the Company filed a registration statement with the SEC on April 30, 2012, to register the February Shares for resale. This registration statement became effective on May 17, 2012 and remained effective as of June 30, 2014.

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

Pursuant to the September Registration Rights Agreement, the Company filed a registration statement with the SEC on October 26, 2012, to register the September Shares for resale. This registration statement became effective on November 13, 2012 and remained effective as of June 30, 2014.

As of December 31, 2012, the Company had removed the restriction on 3,000,000 of the 8,000,000 September Shares and reclassified the shares to common stock from common stock classified outside of stockholders’ equity. At June 30, 2014, the restriction was eligible for removal from the remaining 5,000,000 restricted September Shares. Therefore, as of December 31, 2013 and June 30, 2014, a total of $5,500,000 and $0, respectively, of common stock relating to restricted September Shares was classified outside of stockholders’ equity related to this transaction.

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

Comparison of Cash Flows for the Six Months Ended June 30, 2013 and 2014

As of June 30, 2013, we had $8,148,599 in cash and cash equivalents, working capital of $9,693,565 and an accumulated deficit of $65,297,179. As of June 30, 2014, we had $2,136,623 in cash and cash equivalents, working capital of $4,199,139 and an accumulated deficit of $71,940,591.

Cash flows provided by operating activities

During the six months ended June 30, 2013, the Company used cash flows in operating activities of $2,832,754 compared to $6,279,368 used in the six months ended June 30, 2014. The increase in cash used in operating activities of $3,446,614 was due mainly to an increase in the net loss from $2,121,458 for the six months ended June 30, 2013 to $6,643,411 for the six months ended June 30, 2014. Other items that impacted cash flows from operating activities include increases in accounts receivable, prepaid expenses, royalties and payroll-related liabilities and decreases in accounts payable and accrued expenses.

The increase in accounts receivable related mainly to increases in Medicare and Private Payor receivables resulting from the recent changes to the molecular codes used for billing. It is anticipated that these billings will continue to take longer to collect in the short-term as a result of these recent changes.

Cash flows used in investing activities

Net cash used in investing activities was $236,803 for the six months ended June 30, 2013 and $135,023 for the six months ended June 30, 2014. The reduction in cash used in investing activities was primarily attributable to lower purchases of equipment and software.

Cash flows used in financing activities

Cash flows from financing activities for the six months ended June 30, 2013 used net cash of $88,104 for repayment of capital lease obligations. Cash flows from financing activities for the six months ended June 30, 2014 provided net cash of $425,616 as a result of drawing on the line of credit and receiving proceeds from stock option exercises net of repayment of capital lease obligations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which modifies how all entities recognize revenue, and consolidates into one Accounting Standards Codification ("ASC") Topic (ASC Topic 606, Revenue from Contracts with Customers) the current guidance found in ASC Topic 605, Revenue Recognition, and various other revenue accounting standards for specialized transactions and industries. The core principle of the guidance is that “an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” In achieving this objective, an entity must perform five steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations of the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 also clarifies how an entity should account for costs of obtaining or fulfilling a contract in a new ASC Subtopic 340-40, Other Assets and Deferred Costs – Contracts with Customers.

ASU 2014-09 is effective for public companies for annual periods beginning after December 15, 2016 and interim periods within those annual periods, and early adoption is not permitted. ASU 2014-09 may be applied using either a full retrospective approach, in which all years included in the financial statements are presented under the revised guidance, or a modified retrospective approach. Under the modified retrospective approach, financial statements will be prepared using the new standard for the year of adoption, but not for prior years. Under this method, entities will recognize a cumulative catch-up adjustment to the opening balance of retained earnings at the effective date for contracts that still require performance by the company and disclose all line items in the year of adoption as if they were prepared under the old revenue guidance. We will adopt ASU 2014-09 on January 1, 2017 and are currently evaluating the impact that this adoption will have on our consolidated financial statements. At this time, we have not determined the transition method that will be used.

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

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 4. Mine Safety Disclosures ..

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

RESPONSE GENETICS, INC.

DATE: August 14, 2014	By:	/s/ Thomas A. Bologna
Thomas A. Bologna
Chief Executive Officer (Principal Executive Officer)

DATE: August 14, 2014	By:	/s/ Kevin R. Harris
Kevin R. Harris
Vice President and Chief Financial Officer (Principal Financial Officer)

