Form 10-Q
period 2014-09-30
RESPONSE GENETICS INC
filed 2014-11-14
CIK 1124608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

On November 7, 2014, there were 38,781,507 shares of common stock, $.01 par value per share, issued and outstanding.

Response Genetics, Inc.

Form 10-Q

Table of Contents

		Page
		Number
Part I.	Financial Information

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

	Consolidated Balance Sheets — December 31, 2013 and September 30, 2014	1

	Consolidated Statements of Operations and Comprehensive Loss — Three months and nine months ended September 30, 2013 and 2014	2

	Consolidated Statements of Cash Flows —Nine months ended September 30, 2013 and 2014	3

	Notes to Condensed Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40

Item 4.	Controls and Procedures	40

Part II.	Other Information

Item 1.	Legal Proceedings	40

Item 1A.	Risk Factors	40

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 3.	Defaults Upon Senior Securities	41

Item 4.	Mine Safety Disclosures	41

Item 5.	Other Information	41

Item 6.	Exhibits	41

Signatures		42
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

RESPONSE GENETICS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2013	September 30, 2014

ASSETS
Current assets
Cash and cash equivalents	$8,148,599	$5,959,314
Accounts receivable, net of allowance for doubtful accounts of $2,404,659 and $2,204,177 at December 31, 2013 and September 30, 2014, respectively.	6,225,923	6,889,100
Prepaid expenses and other current assets	981,908	996,977
Total current assets	15,356,430	13,845,391
Property and equipment, net	1,934,582	1,536,780
Intangible assets, net	767,223	679,975
Deferred financing costs, net	—	202,476
Total assets	$18,058,235	$16,264,622
LIABILITIES, COMMON STOCK CLASSIFED OUTSIDE OF STOCKHOLDERS’ EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,694,312	$1,399,023
Accrued expenses	666,675	409,861
Accrued interest	—	200,813
Accrued royalties	1,293,717	1,169,763
Accrued payroll and related liabilities	1,850,923	1,418,424
Capital lease obligation, current portion	157,238	92,505
Total current liabilities	5,662,865	4,690,389
Capital lease obligation, net of current portion	136,419	124,690
Line of credit, non-current	1,000,000	1,500,000
Loan, net of debt discount, non-current	—	7,939,843
Total liabilities	6,799,284	14,254,922

Commitments and contingencies (Note 5)

Common stock classified outside of stockholders’ equity	5,500,000	—

Stockholders’ equity
Common stock, $0.01 par value; 70,000,000 shares authorized; 38,712,896 and 38,732,896 shares issued and outstanding at December 31, 2013 and September 30, 2014, respectively	337,185	387,385
Additional paid-in capital	70,986,406	77,495,796
Accumulated deficit	(65,297,179)	(75,584,477)
Accumulated other comprehensive loss	(267,461)	(289,004)
Total stockholders’ equity	5,758,951	2,009,700
Total liabilities, common stock classified outside of stockholders’ equity and stockholders’ equity	$18,058,235	$16,264,622

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RESPONSE GENETICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended September 30,		Nine Months Ended September 30
	2013	2014	2013	2014
Net revenue	$4,092,277	$4,464,991	$15,030,382	$12,641,160
Cost of revenue	2,740,147	2,542,718	7,981,835	7,566,832
Gross profit	1,352,130	1,922,273	7,048,547	5,074,328
Operating expenses:
Selling and marketing	1,197,717	1,303,940	3,961,712	4,039,924
General and administrative	2,500,108	3,495,515	6,744,542	9,556,013
Research and development	391,592	477,303	1,136,478	1,418,194
Total operating expenses	4,089,417	5,276,758	11,842,732	15,014,131
Operating loss	(2,737,287)	(3,354,485)	(4,794,185)	(9,939,803)
Other income (expense):
Interest expense	(25,763)	(259,105)	(65,949)	(306,477)
Interest income	1	1	46	4
Other	44,923	(30,357)	20,503	(41,024)
Net loss	(2,718,126)	(3,643,946)	(4,839,585)	(10,287,300)
Unrealized gain (loss) on foreign currency translation	(712)	1,347	(2,567)	(21,543)
Comprehensive loss	$(2,718,838)	$(3,642,599)	$(4,842,152)	$(10,308,843)
Net loss per share — basic and diluted	$(0.08)	$(0.09)	$(0.15)	$(0.27)
Weighted-average shares — basic and diluted	33,137,368	38,732,896	32,911,836	38,728,454

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RESPONSE GENETICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2013	2014
Cash flows from operating activities:
Net loss	$(4,839,585)	$(10,287,300)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	449,183	632,121
Share-based compensation	295,305	659,250
Bad debt expense	1,506,654	4,266,013
Amortization of deferred financing costs and debt discount	—	23,072
Changes in operating assets and liabilities:
Accounts receivable	(3,052,701)	(4,890,804)
Prepaid expenses and other current assets	34,956	(15,069)
Accounts payable	(107,824)	(295,289)
Accrued expenses	174,908	(116,841)
Accrued royalties	457,086	(123,954)
Accrued payroll and related liabilities	102,216	(432,499)
Deferred revenue	(483,052)	—
Net cash used in operating activities	(5,462,854)	(10,581,300)
Cash flows from investing activities:
Purchases of property and equipment	(241,910)	(31,620)
Purchases of software	(137,499)	(54,132)
Cash paid for purchase of assets	(200,000)	—
Net cash used in investing activities	(579,409)	(85,752)
Cash flows from financing activities:
Net proceeds from issuance of debt	—	8,113,887
Net proceeds from issuance of common stock	1,702,271	—
Borrowing on line of credit	—	500,000
Capital lease payments	(133,410)	(137,779)
Proceeds from exercise of stock options	23,993	23,200
Net cash provided by financing activities	1,592,854	8,499,308
Effect of foreign exchange rates on cash and cash equivalents	(2,568)	(21,541)
Net decrease in cash and cash equivalents	(4,451,977)	(2,189,285)
Cash and cash equivalents:
Beginning of period	9,041,478	8,148,599
End of period	$4,589,501	$5,959,314
Cash paid during the period for:
Interest	$65,949	$80,552
Supplemental disclosure of non-cash financing activities
Equipment and software acquired under capital leases	$239,150	$61,317
Assets acquired by issuance of common stock	$980,000	$—

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

Liquidity and Management’s Plans

Since its inception, the Company has devoted substantial effort in developing its products and has incurred losses and negative cash flows from operations. At September 30, 2014, the Company had an accumulated deficit of $75,584,477. The Company anticipates continued losses and negative cash flows as it funds its selling and marketing activities and research and development programs.

The Company’s current operating plan includes various assumptions concerning the level and timing of cash receipts from sales and cash outlays for operating expenses and capital expenditures. The Company’s ability to successfully carry out its business plan is primarily dependent upon its ability to (1) obtain sufficient additional capital at acceptable costs, (2) attract and retain knowledgeable employees and (3) generate significant revenues. At this time, the Company expects to satisfy its future cash needs primarily through additional financing and/or strategic investments. The Company is currently seeking such additional financing and/or strategic investments; however, there can be no assurance that any additional financing or strategic investments will be available on acceptable terms, if at all.

If the Company is unable to timely and successfully raise additional capital and/or achieve profitability, it will not have sufficient capital resources to implement its business plan or continue its operations, and the Company will be required to reduce certain discretionary spending and/or curtail operations, which could have a material adverse effect on the Company’s ability to achieve its intended business objectives. No adjustments have been made to the accompanying unaudited condensed consolidated financial statements to reflect any of the matters discussed above. The unaudited condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern.

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

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (continued)

Accounts Receivable

Pharmaceutical Accounts Receivable

The Company invoices its clients as specimens are processed and any other contractual obligations are met. The Company’s contracts with clients typically require payment within 45 days of the date of invoice. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its clients to make required payments. The Company specifically analyzes accounts receivable and historical bad debts, client credit, current economic trends and changes in client payment trends when evaluating the adequacy of the allowance for doubtful accounts. Account balances are charged-off against the allowance when it is probable the receivable will not be recovered. To date, the Company’s pharmaceutical customers have primarily been large pharmaceutical companies. As a result, bad debts from pharmaceutical accounts receivable to date have been minimal. Pharmaceutical company accounts receivable as of December 31, 2013 and September 30, 2014 were $1,892,384 and $769,294, respectively. There were no allowances for doubtful accounts recorded against these pharmaceutical accounts receivable at December 31, 2013 and September 30, 2014.

ResponseDX® Accounts Receivable

ResponseDX® accounts receivable are recorded from two primary payors: (1) Medicare and (2) third party payors such as commercial insurance and private payors or self-paying payors (“Private Payors”). ResponseDX® accounts receivable are recorded at established billing rates less an estimated billing adjustment, based on reporting models utilizing historical cash collection percentages and updated for current effective reimbursement factors.  Management performs ongoing valuations of accounts receivable balances based on management’s evaluation of historical collection experience and industry trends.  Based on the historical experience for our Medicare and Private Payor accounts, management has determined, based on a detailed analysis, that accounts receivable associated with certain billings are unlikely to be collected. Therefore, the Company has recorded an allowance for doubtful accounts of $2,404,659 and $2,204,177 as of December 31, 2013 and September 30, 2014, respectively. The Company’s bad debt expense for the three months ended September 30, 2013 and 2014 was $688,205 and $1,604,320, respectively, and for the nine months ended September 30, 2013 and 2014 was $1,506,654 and $4,266,013, respectively.

ResponseDX® accounts receivable as of December 31, 2013 and September 30, 2014, consisted of the following:

	December 31, 2013	September 30, 2014
		(Unaudited)
Net Medicare receivable	$2,422,611	$2,377,560
Net Private Payor receivable	4,315,587	5,946,423
	6,738,198	8,323,983
Allowance for doubtful accounts	(2,404,659)	(2,204,177)
Total	$4,333,539	$6,119,806

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

The Company recorded revenue from pharmaceutical clients for the three months ended September 30, 2013 and 2014 of $1,550,765 and $547,406, respectively and for the nine months ended September 30, 2013 and 2014 of $6,200,295 and $1,724,069, respectively.

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

ResponseDX® Private Payor and Medicare revenues are recorded at established billing rates less an estimated billing adjustment, based on reporting models utilizing historical cash collection percentages and updated for current effective reimbursement factors. The Company’s Medicare provider number allows it to invoice and collect from Medicare. The Company’s invoicing to Medicare is primarily based on amounts allowed by Medicare for the service provided as defined by Current Procedural Terminology (“CPT”).

The following details ResponseDX® revenue for the periods indicated:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	(Unaudited)		(Unaudited)
	2013	2014	2013	2014

Net Medicare revenue	$956,716	$857,786	$3,379,405	$3,378,203

Net Private Payor revenue	1,584,796	3,059,799	5,450,682	7,538,888

Net ResponseDX® revenue	$2,541,512	$3,917,585	$8,830,087	$10,917,091

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies - (continued)

Revenue Recognition – (continued)

Cost-Containment Measures

Both government and private pay sources have instituted cost-containment measures designed to limit payments made to providers of health care services, which include diagnostic testing service providers such as the Company. As a result of these cost containment measures and increased administrative resources required to address these measures, the Company continues to experience elongated time to collect payments and non-payment from payors. There can be no assurance that these measures and any future measures designed to limit payments made to providers will not adversely affect the Company.

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

Medicare reimbursement rates are also subject to regulatory changes and government funding restrictions. In January 2013, a Medicare fee schedule update was announced which included proposed changes to Medicare reimbursement rates that significantly reduced the reimbursement rates for certain of the testing services we provide. The Company participated with other impacted organizations to provide guidance to the local Medicare Administrative Contractor (“MAC”) that resulted in the local MAC updating certain pricing which reflected an increase in many of the tests originally priced in January 2013. On October 1, 2013, the Centers for Medicare and Medicaid Services (“CMS”) issued updated payment rates for some, but not all, of the CPT codes used by the Company.

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

We performed an analysis that considered our historical patterns of revenue by payor in conjunction with the fluctuations we experienced in the three and nine months ended September 30, 2013 and 2014 to arrive at the revenue recorded during those periods. We believe that the changes in CPT codes and pricing that are causing confusion and erratic payment experience in the payor community will take some time to resolve. The time needed for resolution will depend upon Medicare and the local MAC releasing additional pricing changes and potentially, revisions to previously revised prices, and upon the private payor community adopting the new CPT codes and some level of revised pricing. Accordingly, our revenue recognition estimates could be materially affected in future periods as pricing and payments patterns change and develop, and we may be materially affected by future or retroactive price changes.

On October 31, 2014, CMS released CMS-1612-FC, a new final rule with comment period (the “Final Rule”) entitled “Medicare Program; Revisions to Payment Policies under the Physician Fee Schedule, Clinical Laboratory Fee Schedule, Access to Identifiable Data for the Center for Medicare and Medicaid Innovation Models & Other Revisions to Part B for CY 2015”. The Final Rule which was initially proposed on July 3, 2014 contains a number of provisions including new and modified CPT codes that may adversely impact the level of reimbursement for certain tests offered by the Company, including fluorescent in-situ hybridization (“FISH”) tests for which the Company receives reimbursement from the Medicare program beginning on January 1, 2015. Although we are still assessing the Final Rule, if it is enacted as drafted, it will materially impact our FISH reimbursements for 2015. The Final Rule is subject to a 60 days comment period, ending on December 30, 2014.

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

License Fees

The Company licenses technology for the extraction of RNA and DNA from FFPE tumor specimens from the University of Southern California (“USC”) in exchange for royalty fees on revenue generated by use of the technology. These royalties are calculated as a fixed percentage of net sales price as defined in the agreement that we generate from use of the technology licensed from USC. We also maintain a non-exclusive license to use Roche Molecular Systems, Inc.’s (“Roche”) PCR, homogenous PCR, and reverse transcription PCR processes. We pay Roche a fixed percentage royalty fee for revenue that we generate through use of this technology.

The Company is subject to potentially significant variations in royalties recorded in any period. While the amount paid is based on a fixed percentage of net sales price as defined in the agreement of specific tests pursuant to terms set forth in the agreements with USC and Roche, the amount due is calculated based on the revenue we recognize using the respective licensed technology. As discussed above, this revenue can vary from period to period as it is dependent on the timing of the specimens submitted by our clients for testing.

Additionally, the Company periodically analyzes the technical procedures performed in its test offerings to assess which activities utilize licensed technologies and to calculate royalties for use of the licensed technology. Based upon the most recent analyses, the Company reduced the accrued liability during the quarter ended September 30, 2014 to an amount that management believes represents the amounts due under the USC license agreement. Management believes the accrued liability could be further revised in future periods based upon interactions with licensors.

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

Line of Credit

On July 14, 2011, the Company entered into a line of credit agreement with Silicon Valley Bank (the “Bank”) and, as discussed below, on July 30, 2014, the agreement was amended. The line of credit is collateralized by the Company’s pharmaceutical, Private Payor and Medicare receivables. As of September 30, 2014, the maximum amount the Company can draw from the line of credit was $2,000,000 calculated as the lesser of (i) the Company’s calculated borrowing base, which was 80% of certain of the Company’s accounts receivable, or (ii) the amount available under the credit line. The interest rate charged to the Company was 5% through July 2014 and was 5.5% from August 2014 through September 2014. As needed from time to time, the Company may draw on this line to use for general corporate purposes. As of December 31, 2013 and September 30, 2014, the Company had drawn $1,000,000 and $1,500,000, respectively, against the line of credit. The line of credit is subject to various financial covenants. At September 30, 2014, the Company was in compliance with the covenants. Historically, however, the Company has been out of compliance with the covenants from time to time, and the Company has received waivers and forbearance agreements from the Bank.

As of December 31, 2013, the line of credit under the credit agreement was classified as a non-current liability on the accompanying condensed consolidated balance sheets as the line of credit had a maturity date of March 7, 2015, which was greater than one year from the date of the balance sheet. As of September 30, 2014, the line of credit under the credit agreement was classified as a non-current liability because the Waiver and Sixth Amendment to Loan and Security Agreement extended the maturity of the facility to July 25, 2016.

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

On July 30, 2014, in connection with entering into a credit agreement with SWK Funding LLC discussed below, the Company and the Bank entered into a Waiver and Sixth Amendment to Loan and Security Agreement (the “Sixth Amendment”). The Sixth Amendment waived previous defaults under the loan agreement, modified the financial covenants, extended the maturity of the loan to July 25, 2016, modified the interest rate to the prime rate published by the Wall Street Journal plus 2.25% per annum, and implemented a pre-payment fee of $40,000. At September 30, 2014, the interest rate charged to the Company was 5.5%. The financial covenants under the Sixth Amendment include a revenue covenant and a liquidity covenant that conform with and are cross defaulted with the revenue covenant and liquidity covenant of the SWK Credit Agreement. The Company will pay a closing fee of $10,000 for the Sixth Amendment on July 18, 2015, approximately one year from the date of the closing.

SWK Term Loan

On July 30, 2014 (the “Closing Date”), the Company entered into a credit agreement (the “SWK Credit Agreement”) with SWK Funding LLC, as the administrative agent (the “Agent” or “SWK”), and the lenders (including SWK) party thereto from time to time (the “Lenders”). The SWK Credit Agreement provides for a multi-draw term loan to the Company (the “Loan”) up to a maximum principal amount of $12,000,000 (the “Loan Commitment Amount”). On the Closing Date, the Lenders advanced the Company an amount equal to $8,500,000 which is due and payable on July 30, 2020 (the “Term Loan Maturity Date”) or such earlier date on which the Loan Commitment Amount is terminated pursuant to the terms of the SWK Credit Agreement.

The Loan bears interest at a rate equal to the LIBOR Rate (as defined in the SWK Credit Agreement) plus an applicable margin of 12.5% per annum, subject to a one percent (1.0%) LIBOR floor. Interest on the Loan is due and payable in arrears (i) on the forty-fifth (45th) day following the last calendar day of each of the months of September, December, March, and June, commencing on November 15, 2014, (ii) upon a prepayment of the Loan and (iii) on the Term Loan Maturity Date. At September 30, 2014, the interest rate charged to the Company was 13.5%. Upon the earlier of (a) the Term Loan Maturity Date or (b) full repayment of the Loan, the Company is also required to pay an exit fee. On September 9, 2014, SWK, in its capacity as the initial Lender, assigned part of its interests under the SWK Credit Agreement to SG-Financial, LLC (“SG”). Pursuant to the assignment, SG was assigned $2,500,000 of the $8,500,000 Closing Date initial advance to the Company and $1,029,412 of the subsequent term loan commitment. Pursuant to the assignment, as of the effective date of the assignment, SG is a party to the SWK Credit Agreement as a Lender.

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (continued)

In addition, on the Closing Date, the Company issued to the Agent a warrant (the “Initial Warrant”) to purchase up to 681,090 shares of the Company's common stock. The Initial Warrant is exercisable, in whole or in part and from time to time, from the date of issuance until and including July 30, 2020 at an exercise price of $0.936 per share, subject to adjustment. The Initial Warrant was valued at $414,239, or approximately $0.61 per covered share, using a Black-Scholes pricing model with the following assumptions: 2.01% risk free rate, 0% dividend, 101.5% volatility, and six-year expected life. The value of the warrant was recorded on the balance sheet as discussed below. On September 9, 2014, the Agent assigned a portion of the Initial Warrant consisting of the right to purchase 200,321 shares of common stock to SG-Financial, LLC.

For accounting purposes, the proceeds received in the transaction were allocated to the liability for debt, a debt issuance discount and additional paid-in capital for the warrant based upon the relative fair value of the loan and the warrant. The amounts recorded in the financial statements were $8,500,000 for loan liability, $576,161 for debt issuance discount and $377,140 to additional paid-in capital for the warrant. Additionally, the Company recorded deferred loan issuance costs of $187,092 for investment banker fees and legal fees incurred to enter into the SWK Credit Agreement. The debt issuance discount and the deferred issuance costs are being amortized to interest expense over the six-year term of the loan.

The remaining $3,500,000 of the Loan Commitment Amount (the “Subsequent Term Loan”) may be advanced to the Company upon written request to the Agent during the period beginning on the Closing Date and ending February 28, 2016 provided that (i) no default or event of default has occurred or is continuing under the SWK Credit Agreement, (ii) the aggregate revenue recognized by the Company and any of its subsidiaries during any period of four (4) consecutive fiscal quarters ending prior to December 31, 2015 exceeds a certain dollar amount threshold and (iii) the Agent has received an executed warrant (the “Subsequent Term Loan Warrant”) to purchase a number of shares of common stock equal to the number obtained when the principal amount of the Subsequent Term Loan is multiplied by 7.5% and the product is divided by the exercise price of such warrant. The exercise price of the Subsequent Term Loan Warrant will be equal to 1.2 times the lower of (a) the average closing price of the common stock on the previous 20 trading days before the closing date of the Subsequent Term Loan, or (b) the closing price of the common stock on the last trading day prior to such Subsequent Term Loan’s closing date. The Subsequent Term Loan Warrant will be exercisable for a period of six years from the closing date of the Subsequent Term Loan, subject to adjustment. Upon issuance, the Agent may exercise the Subsequent Term Loan Warrant on a cashless basis at any time. In the event the Lender exercises the Subsequent Term Loan Warrant on a cashless basis we will not receive any proceeds. The exercise price of the Subsequent Term Loan Warrant is subject to customary adjustments provisions for stock splits, stock dividends, recapitalizations and the like.

The Company may prepay the Loan, in whole or in part, upon five business days’ written notice provided that a prepayment premium is paid to the Lenders as set forth in the SWK Credit Agreement. The Company is required to prepay the Loan with any net cash proceeds received from certain types of dispositions of assets described in the SWK Credit Agreement. The Company is also required to make certain revenue-based payments on the Company’s quarterly revenues, applied in the following priority: (i) first, to the payment of all fees, costs, expenses and indemnities due and owing to the Agent under the SWK Credit Agreement, (ii) second, to the payment of all fees, costs, expenses and indemnities due and owing to the Lenders under the SWK Credit Agreement, (iii) third, to the payment of all accrued but unpaid interest until paid in full, (iv) fourth, for each revenue-based payment date after August 2016, to the payment of all principal of the Loan up to an aggregate amount of $750,000 on any such payment date and (v) fifth, all remaining amounts to the Company.

The SWK Credit Agreement contains customary affirmative and negative covenants for credit facilities of its type, including covenants that limit the Company’s ability to pay dividends or redeem outstanding equity interests, incur additional indebtedness, grant additional liens, engage in any other type of business, make investments, merge, consolidate or sell all or substantially all of its assets and enter into transactions with related parties. The SWK Credit Agreement also contains certain financial covenants, including certain minimum aggregate revenue requirements.

The SWK Credit Agreement includes customary events of default, including failure to pay principal, interest or fees when due, failure to comply with covenants, default under certain other indebtedness, certain insolvency or bankruptcy events, the occurrence of certain material judgments, the institution of any proceeding by a government agency or a change of control of the Company that it is not otherwise permitted under the SWK Credit Agreement.

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

ASC 740, Income Taxes, clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. As of December 31, 2013 and September 30, 2014, the Company does not have a liability for unrecognized tax benefits. The Company recognizes interest and penalties associated with tax matters as part of the income tax provision and includes accrued interest and penalties with the related tax liability in the balance sheet. For the periods ended September 30, 2013 and 2014, nominal amounts of interest and penalties were recorded in the Condensed Consolidated Statement of Operations.

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

Comprehensive Loss

The components of comprehensive loss are accumulated net loss and unrealized foreign currency translation adjustments for the three and nine months ended September 30, 2013 and 2014.

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

Advertising Costs

The Company markets its services through its advertising activities in trade publications and on the internet. Advertising costs are included in selling and marketing expenses on the statements of operations and are expensed as incurred. Advertising costs for the three months ended September 30, 2013 and 2014 were $10,924 and $26,979, respectively, and for the nine months ended September 30, 2013 and 2014 were $14,247 and $53,239, respectively.

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies - (continued)

Concentration of Credit Risk and Clients and Limited Suppliers

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has never experienced any losses related to these balances. At September 30, 2014, the Company had $5,826,536 in cash and cash equivalents that exceeded federally insured limits. At September 30, 2014, $11,838 of cash was held outside of the United States.

Revenue sources that account for greater than 10 percent of total revenue are provided below.

	Three Months Ended September 30,						Nine Months Ended September 30,
	2013			2014			2013		2014
	(Unaudited)						(Unaudited)
	Revenue	Percent of Total Revenue		Revenue	Percent of Total Revenue		Revenue	Percent of Total Revenue	Revenue	Percent of Total Revenue

GlaxoSmithKline entities:
GlaxoSmithKline, LLC	$76,792	*	%	$165,169	*	%	$579,606	* %	$165,169	*	%
GlaxoSmithKline Biologicals S.A.	633,543	16		296,250	*		3,166,288	21	1,017,406	*
Total GlaxoSmithKline entities	$710,335	17		$461,419	10		$3,745,894	25%	$1,182,575	*
Medicare, net of contractual allowances	$956,716	23%		$857,786	19%		$3,379,405	23%	$3,378,203	27%

* Represents less than 10% of revenue.

Customers that account for greater than 10 percent of gross accounts receivable are provided below.

	As of December 31, 2013			As of September 30, 2014
				(Unaudited)
	Receivable Balance	Percent of Total Receivables		Receivable Balance	Percent of Total Receivables

GlaxoSmithKline entities:
GlaxoSmithKline LLC	$597,937	*	%	$145,654	*	%
GlaxoSmithKline Biologicals S.A.	$544,298	*	%	$470,957	*	%
Total GlaxoSmithKline entities	$1,142,235	13%		$616,611	*	%
Medicare, net of contractual allowances	$2,422,611	28%		$2,377,560	26%

* Represents less than 10% of accounts receivable.

Many of the supplies and reagents used in the Company’s testing process are procured from a limited number of suppliers. Any supply interruption or an increase in demand beyond the suppliers’ capabilities could have an adverse impact on the Company’s business. Management believes it can identify alternative sources, if necessary, but it is possible such sources may not be identified in sufficient time to avoid an adverse impact on its business. The Company purchases certain laboratory supplies and reagents primarily from two suppliers. The Company made approximately 87% of its reagent purchases from three suppliers during the three months ended September 30, 2013 and made approximately 76% of its reagent purchases from three suppliers during the three months ended September 30, 2014. The Company made approximately 90% of its reagent purchases from four suppliers during the nine months ended September 30, 2013 and made approximately 69% of its reagent purchases from two suppliers during the nine months ended September 30, 2014.

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

In August 2014, the Financial Accounting Standards Board issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-09”). ASU 2014-15 provides guidance on management's responsibility in evaluating whether there is substantial doubt about a company's ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company's ability to continue as a going concern within one year from the date the financial statements are issued. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods thereafter; earlier adoption is permitted. The Company has not yet determined the impact of this guidance on the Company's consolidated financial statements.

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. Property and Equipment and Intangible Assets

Property and equipment and intangible assets consist of the following:

	December 31, 2013	September 30, 2014
		(Unaudited)
Laboratory equipment	$4,468,055	$4,536,732
Furniture and equipment	736,886	752,465
Leasehold improvements	487,843	496,523
	5,692,784	5,785,720
Less: Accumulated depreciation	(3,758,202)	(4,248,940)
Total property and equipment, net	$1,934,582	$1,536,780
Purchased software	$749,587	$908,718
Internally developed software	213,361	108,362
Trademarks	33,000	33,000
	995,948	1,050,080
Less: Accumulated amortization	(228,725)	(370,105)
Total intangible assets, net	$767,223	$679,975

Depreciation expense, included in cost of revenue, general and administrative expenses, and research and development expenses for the three months ended September 30, 2013 and 2014 was $162,328 and $204,848, respectively, and for the nine months ended September 30, 2013 and 2014 was $449,183 and $632,121, respectively.

Capital Leases

The Company leases certain equipment that is recorded as capital leases. This equipment is included in property and equipment on the accompanying consolidated balance sheet as of September 30, 2014 as follows:

(Unaudited)
Equipment purchased under capital leases	$645,467
Less: Accumulated amortization	(440,101)
Equipment purchased under capital leases, net	$205,366

Future minimum lease payments under capital leases as of September 30, 2014 are as follows:

Years ending December 31,	(Unaudited)
2014	$29,418
2015	117,673
2016	63,216
2017	16,364
2018	16,364
Thereafter	9,547
Total minimum lease payments	252,582
Less amount represented by interest	(35,387)
Less current portion	(92,505)
Capital lease obligation, net of current portion	$124,690

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

The following table sets forth the computation for basic and diluted loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
	(Unaudited)		(Unaudited)

Numerator:
Net loss	$(2,718,126)	$(3,643,946)	$(4,839,585)	$(10,287,300)
Numerator for basic and diluted earnings per share	$(2,718,126)	$(3,643,946)	$(4,839,585)	$(10,287,300)
Denominator:
Denominator for basic and diluted earnings per share — weighted-average shares	33,137,368	38,732,896	32,911,836	38,728,454
Basic and diluted loss per share	$(0.08)	$(0.09)	$(0.15)	$(0.27)

Outstanding stock options to purchase 1,439,876 and 2,799,888 shares of common stock of the Company for the periods ended September 30, 2013 and 2014, respectively, were excluded from the calculation of diluted loss per share as their effect would have been antidilutive. Outstanding warrants to purchase 681,090 shares of common stock of the Company for the period ended September 30, 2014 were excluded from the calculation of diluted loss per share as its effect would have been antidilutive. Also excluded from the calculation were 270,000 and 311,667 unvested shares of restricted common stock for both of the periods ended September 30, 2013 and 2014.

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

Rent expense, which is classified in cost of revenue, general and administrative, and research and development expenses was $163,578 and $212,181 for the three months ended September 30, 2013 and 2014, respectively, and was $508,456 and $638,543 for the nine months ended September 30, 2013 and 2014, respectively.

Future minimum lease payments by year and in the aggregate, under the Company’s non-cancelable operating leases for facilities, equipment and software as a service, consisted of the following at September 30, 2014:

Years Ending December 31,	Unaudited
2014	$296,720
2015	582,018
2016	35,807
Total	$914,545

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. Commitments and Contingencies – (continued)

Guarantees

The Company enters into indemnification provisions under its agreements with other counterparties in its ordinary course of business, typically with business partners, clients and landlords. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities. These indemnification provisions generally survive termination of the underlying agreement. The Company reviews its exposure under these agreements no less than annually, or more frequently when events require. The Company believes the estimated fair value of these agreements is minimal as, historically, no payments have been made by the Company under these indemnification obligations. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2013 and September 30, 2014.

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

In consideration for this license, the Company agreed to pay USC royalties based on a percentage of net sales of products or services that make use of RGI-1 and related technology and to meet a certain minimum in royalty payments. Royalty expense relating to this agreement amounted to $49,407 and a credit of $229,388 for the three months ended September 30, 2013 and 2014, respectively, and $240,421 and a credit of $207,977 for the nine months ended September 30, 2013 and 2014, respectively. The Company recorded the credit to royalty expense in the quarter ended September 30, 2014 to adjust accrued liabilities to management’s current estimate of amounts due under the license agreement. Changes to estimates of factors impacting the accrued royalty liability could result in additional adjustments in future periods. Such expense is included in cost of revenue in the accompanying unaudited consolidated statements of operations.

License Agreement with Roche Molecular Systems (“Roche”)

In November 2004, the Company entered into a non-exclusive license to use Roche’s technology including specified nucleic acid amplification processes (“PCR Processes”) to perform certain human invitro clinical laboratory services. In consideration for this license, the Company is obligated to pay royalties to Roche, based on a percentage of net sales of products or services that make use of the PCR Processes. Royalty expense included in cost of revenue relating to this agreement amounted to $47,158 and $25,946 for the three months ended September 30, 2013 and 2014, respectively and $221,665 and $184,023 for the nine months ended September 30, 2013 and 2014, respectively.

In November 2004, the Company also entered into an agreement with Roche, pursuant to which the Company is collaborating with Roche to produce commercially viable assays used in the validation of genetic markers for pharmaceutical companies. Specifically, the Company has licensed the rights to Roche to use the pre-diagnostic assays the Company develops in the course of using its RNA-extraction technologies to provide testing services to pharmaceutical companies and to produce diagnostic kits that then can be sold commercially to those pharmaceutical companies. Roche is required to pay the Company royalties of a certain percentage of net sales of such diagnostic kits sold to pharmaceutical companies. Through September 30, 2014, Roche has not been required to pay any royalties to the Company pursuant to this agreement.

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. License and Collaborative Agreements - (continued)

Services Agreement with Taiho Pharmaceutical Co., Ltd. (“Taiho”)

In July 2001, the Company entered into an agreement with Taiho pursuant to which the Company provided Taiho with RGI-1 generated molecular-based tumor analyses for use in guiding chemotherapy treatment for cancer patients and for use in Taiho’s business of developing and marketing pharmaceutical and diagnostic products for use against cancer. The agreement was subsequently amended and extended through December 31, 2013. Revenue recognized under this agreement for the three months ended September 30, 2013 and 2014 was $182,830 and $0, respectively, and for the nine months ended September 30, 2013 and 2014 was $523,010 and $0, respectively.

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

The Company recognized revenue of $76,792 and $165,169 relating to the GSK agreement for the three months ended September 30, 2013 and 2014, respectively, and $579,606 and $165,169 relating to the GSK agreement for the nine months ended September 30, 2013 and 2014, respectively.

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

The Company recognized revenue of $633,543 and $296,250 relating to the services performed for GSK Bio for the three months ended September 30, 2013 and 2014, respectively, and $3,166,288 and $1,017,406 for the nine months ended September 30, 2013 and 2014, respectively.

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

On October 26, 2006, the Board of Directors of the Company approved, and on May 1, 2007, reapproved the adoption of the 2006 Employee, Director and Consultant Stock Plan (the “2006 Stock Plan”). The stockholders approved the 2006 Stock Plan on June 1, 2007. The initial number of shares which may be issued from time to time pursuant to the 2006 Stock Plan was 2,160,000 shares of common stock. Also, the 2006 Stock Plan includes the number of shares subject to purchase under options issued under the 2000 Stock Plan, where the options expired on or after October 18, 2006, subject to a maximum of 210,000 additional options.  In addition, on the first day of each fiscal year of the Company during the period beginning in fiscal year 2008 and ending on the second day of fiscal year 2017, the number of shares that may be issued from time to time pursuant to the 2006 Stock Plan is increased by the lesser of (i) 200,000 shares or equivalent, after determination of the effect of any stock split, stock dividend, combination or similar transactions as set forth in the 2006 Stock Plan, (ii) 5% of the number of outstanding shares of common stock of the Company on such date or (iii) an amount determined by the Board of Directors of the Company.  The initial number of shares available for issuance of 2,160,000 increased by 210,000 for options issued under the 2000 Stock Plan expiring after October 2006 and by 200,000 in 2008 through 2014, resulting in the total number of shares that may be issued as of January 1, 2014 to be 3,770,000. As of September 30, 2014, there were 811,589 options available for grant under the 2006 Stock Plan.

Employee options vest according to the terms of the specific grant and expire 10 years from the date of grant. Non-employee option grants to date typically vest over a two- to three-year period. The Company had 2,799,888 options outstanding at a weighted average exercise price of $1.63 at September 30, 2014. There were 1,612,301 non-vested stock options outstanding with a weighted average exercise price of $1.15 at September 30, 2014. As of September 30, 2014, there was $1,064,174 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2006 Stock Plan. That cost is expected to be recognized over a weighted-average period of 2.5 years.

Except for certain grants of restricted common stock and common stock options containing market conditions as described below, the Company estimated share-based compensation expense for the three and nine months ended September 30, 2013 and 2014 using the Black-Scholes model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Risk free interest rate	1.37%	1.78-1.91%	0.90-1.40%	1.78-1.91%
Expected dividend yield	—	—	—%	—%
Expected volatility	107.4%	98.4-103.3%	102.1-107.4%	98.4-103.3%
Expected term **(in years)	5.0	5.5-6.0	5.0-6.0%	5.5-6.0
Forfeiture rate	7.0%	7.0%	7.0%	7.0%

** Expected term is calculated using SAB 107, Simplified Formula. Management has concluded that the use of the simplified method for calculating the expected term of its common stock option grants is appropriate given the Company’s lack of history of option exercises.

The following table summarizes the stock option activity for the 2006 Plan for the nine months ended September 30, 2014:

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2013	2,288,076	$1.83	8.4	$1,082
Granted (Unaudited)	755,250	$0.88	9.8	—
Exercised (Unaudited)	(20,000)	$1.16	7.8	7,605
Expired (Unaudited)	(13,211)	1.36	8.5	—
Forfeited (Unaudited)	(210,227)	$1.13	—	—
Outstanding, September 30, 2014 (Unaudited)	2,799,888	$1.63	8.0	$—
Exercisable, September 30, 2014 (Unaudited)	1,187,587	$2.29	6.7	$—

The weighted-average grant-date fair value of options granted during the three and nine months ended September 30, 2013 was $1.60 and $1.41, respectively. The weighted-average grant-date fair value of options granted during the three and nine months ended September 30, 2014 was $0.70 and $0.70, respectively.

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. Stock Options, Restricted Stock and Warrants – (continued)

The following table provides additional information regarding options outstanding under the 2006 Plan as of September 30, 2014 (unaudited):

	Options Outstanding		Options Exercisable
Exercise Price	Number of Options	WA Remaining Contractual Term	Number of Options	WA Remaining Contractual Term
$0.88	712,125	9.8	24,439	9.8
1.00 to 1.99	1,572,763	8.3	694,813	7.7
2.00 to 2.99	297,500	6.9	250,835	6.7
3.00 to 3.99	71,000	3.8	71,000	3.8
4.29	11,500	2.9	11,500	2.9
7.00	135,000	2.7	135,000	2.7
	2,799,888	8.1	1,187,587	6.7

Stock-based compensation expense was classified as follows in the results of operation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	( Unaudited )
	2013	2014	2013	2014
Cost of revenue	$12,600	$12,164	$40,984	$36,341
Research and development	8,075	1,373	26,833	38,461
Sales and marketing	6,493	4,905	19,466	51,318
General and administrative	74,293	32,157	208,022	533,130
Totals	$101,461	$50,599	$295,305	$659,250

Thomas Bologna was appointed Chief Executive Officer of the Company on December 21, 2011 and in connection with his appointment, Mr. Bologna was awarded stock options outside of the 2006 Stock Plan. Pursuant to the employment agreement between the Company and Mr. Bologna, dated December 21, 2011, as amended, and in reliance on NASDAQ Listing Rule 5636(c), the Company granted Mr. Bologna (i) a stock option to purchase 600,000 shares of the Company’s common stock, which vests monthly over 36 months from the date of grant, subject to his continued employment with the Company, (ii) a stock option to purchase 300,000 shares of the Company’s common stock, which vested in 2012, and (iii) 270,000 shares of restricted common stock of the Company, which vest on the date on which the 30-day trailing average closing price of the Company’s common stock equals or exceeds $2.40. The exercise price of the stock options is $1.20 per share, the closing price of the Company’s common stock on the day prior to the date of grant. The expense recognized in connection with these grants was $44,531 and $44,531 for the three months ended September 30, 2013 and 2014, respectively, and was $133,592 and $133,592 for the nine months ended September 30, 2013 and 2014, respectively, and is included in the above table.

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. Stock Options, Restricted Stock and Warrants – (continued)

The following table summarizes these awards to Mr. Bologna:

Type	Grant Date	Number of Awards	Intrinsic Value as of September 30, 2014	Exercise Price	Options Exercisable	Remaining Contractual Term
Restricted Shares of Common Stock	12/21/2011	270,000	$186,300	$—	—	7.2
Options	12/21/2011	600,000	$—	$1.20	550,000	7.2
Options	12/21/2011	300,000	$—	$1.20	300,000	7.2

On March 12, 2014, the Company granted 62,500 shares of restricted common stock, with a value of $86,250, to a vendor in connection with a contract for services. The shares vest monthly in equal installments from April 2014 through December 2014. At September 30, 2014, 41,667 shares had vested. The expense recognized in connection with this grant was $28,750 and $57,500 for the three and nine months ended September 30, 2014, respectively, and is included in general and administrative expense in the stock-based compensation table above.

On July 30, 2014, the Company issued an Initial Warrant to purchase up to 681,090 shares of common stock in connection with the SWK Credit Agreement, and the warrant was recorded as an equity warrant in the balance sheet. The warrant is exercisable, in whole or in part and from time to time, from the date of issuance until and including July 30, 2020 at an exercise price of $0.936 per share, subject to adjustment. The warrant was valued at $414,239, or approximately $0.61 per covered share, using a Black-Scholes pricing model with the following assumptions: 2.01% risk free rate, 0% dividend, 101.5% volatility, and six-year expected life. The proceeds received pursuant to the SWK Credit Agreement were allocated to the liability for debt, a debt issuance discount and $377,140 to additional paid-in capital for the warrant. Pursuant to the SWK Credit Agreement, upon funding of the second tranche of the commitment under the agreement, the Company will be required to issue a second warrant to the lenders under the SWK Credit Agreement. The number of common shares that could be purchased under the second warrant will be calculated if and when the Company draws the second tranche of funding. On September 9, 2014, SWK Funding LLC, the initial lender and agent, assigned a portion of the Initial Warrant consisting of the right to purchase 200,321 shares of common stock to SG-Financial, LLC.

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

9. Segment Information

The Company operates in a single reporting segment, with an operating facility in the United States.

The following enterprise wide disclosure was prepared on a basis consistent with the preparation of the condensed consolidated financial statements.

The following tables contain certain financial information by geographic area:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net revenue:
United States	$3,277,279	$4,159,921	$11,234,719	$11,584,184
Europe	632,168	305,070	3,178,393	1,051,546
Japan	182,830	—	617,270	5,430
	$4,092,277	$4,464,991	$15,030,382	$12,641,160

	December 31, 2013	September 30, 2014
		(Unaudited)
Long-lived assets:
United States	$2,701,805	$2,216,755

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

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10. Sale of Common Stock – (continued)

Pursuant to the September Registration Rights Agreement, the Company filed a registration statement with the SEC on October 26, 2012, to register the September Shares for resale. This registration statement became effective on November 13, 2012 and remained effective as of September 30, 2014.

As of December 31, 2012, the Company had removed the restriction on 3,000,000 of the 8,000,000 September Shares and reclassified the shares to common stock from common stock classified outside of stockholders’ equity. During the quarter ended June 30, 2014, the restriction was eligible for removal from the remaining 5,000,000 restricted September Shares. Therefore, as of December 31, 2013 and September 30, 2014, a total of $5,500,000 and $0, respectively, of common stock relating to restricted September Shares was classified outside of stockholders’ equity related to this transaction.

Activity in common stock classified outside of stockholders’ equity was as follows:

	Number of Shares	Amount
Balance, December 31, 2013	5,000,000	$5,500,000
Issuance of common stock classified outside of stockholders’ equity	—	—
Reclassification to stockholders’ equity	(5,000,000)	(5,500,000)
Balance, September 30, 2014 (unaudited)	—	$—

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward-Looking Statements

Certain information included or incorporated by reference in this Quarterly Report on Form 10-Q for the period ended on September 30, 2014 contains or may contain forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995, as may be amended from time to time. Statements that are not historical facts, including statements that use terms such as “anticipate,” “believe,” “should,” “expect,” “intend,” “plan,” “project,” “seek” and “will” and that relate to our plans, objectives, strategy and intentions for future operations, future financial position, future revenues, projected costs and prospects are forward-looking statements but not all forward-looking statements contain these identifying words. Forward-looking statements relate to future periods and may, for example, include statements about our expectation that, for the foreseeable future, a significant amount of our revenues will be derived from ResponseDX® product sales or our expectations regarding revenues from ResponseDX® products; our ability to win pharmaceutical business and maintain revenue from pharmaceutical clients; our ability to generate or obtain from external sources sufficient liquidity for our operations; the factors that may impact our financial results; the extent of our net losses and our ability to achieve sustained profitability; our business strategy and our ability to achieve our strategic goals; the amount of future revenues that we may derive from Medicare patients; our ability to successfully collect payments from Medicare and other payors; the potential or intent to enter into distribution arrangements; our ability to sustain or increase demand for our tests; our sales forces’ capacity to sell our tests; plans for the development of additional tests; our expectation that our research and development, general and administrative and sales and marketing expenses will increase and our anticipated uses of those funds; our ability to comply with the requirements of a public company; our ability to maintain compliance with the listing requirements of Nasdaq; our ability to attract and retain qualified employees; our compliance with federal and state regulatory requirements; the potential impact resulting from the regulation of our tests by the U.S. Food and Drug Administration; the impact of new or changing policies or regulation of our business, including the recent government- and private-pay-sources-instituted cost containment measures; our belief that we have filed adequate patent and trademark applications to protect our intellectual property rights; the impact of accounting pronouncements and our accounting policies, estimates, assumptions or models on our financial results; and anticipated challenges to our business.

Forward-looking statements are subject to significant inherent risks and uncertainties that could cause actual results to differ materially from those expected. For us, these risks and uncertainties include, but are not limited to, our ability to develop and commercialize new products without unanticipated delay; to continue to provide the ResponseDX: Tissue of OriginTM test, the TC/PC pathology partnering program, the ResponseDX: Comprehensive Lung Profile; the risk that we may not maintain reimbursement for our existing tests or any future tests; the risk that reimbursement pricing may change; the risks and uncertainties associated with the regulation of our tests; our ability to compete; our ability to obtain capital when needed; and our history of operating losses. In light of the risks and uncertainties inherent in all forward-looking statements, including the above, the inclusion of such statements in this Quarterly Report on Form 10-Q for the period ended on September 30, 2014 should not be considered as a representation by us that our objectives, projections or plans will be achieved. These statements are based on current plans, estimates and expectations. Actual results may differ materially from those projected in such forward-looking statements and therefore you should not place undue reliance on them. The forward-looking statements included in this Quarterly Report on Form 10-Q for the period ended on September 30, 2014 speak only as of the date hereof and we expressly disclaim any obligation or undertaking to publicly update any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes to the financial statements included elsewhere in this Quarterly Report on Form 10-Q for the period ended September 30, 2014 and our audited consolidated financial statements for the year ended December 31, 2013 included in our Annual Report on Form 10-K for the year ended December 31, 2013 previously filed with the Securities and Exchange Commission.

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

Until recently, most cancer treatment regimens were administered without any pre-selection of patients on the basis of the particular genetics of their tumor. However, advances in molecular technologies have enabled researchers to identify and measure genetic factors in patients’ tumors that may predict the probability of success or failure of many anti-cancer agents. In order to increase the chances of a better outcome for cancer patients, we offer and continue to expand our offering of tests for measuring predictive factors for therapy response in tumor tissue samples. We provide tests for non-small cell lung cancer (“NSCLC”), colorectal cancer (“CRC”), gastric and gastroesophageal cancer (“GE”), melanoma, thyroid cancer, and breast cancer patients’ tumor tissue specimens through our ResponseDX: Lung®, ResponseDX: Colon®, ResponseDX: Gastric®, ResponseDX: Melanoma®, ResponseDX: ThyroidTM, ResponseDX: BreastTM and ResponseDX® Glioma test suites at our laboratory located in Los Angeles, California, which is certified under the Clinical Laboratory Improvement Amendments of 1988 (“CLIA”). These tests serve to help oncologists make optimal therapeutic decisions for cancer patients. The results from our tests may help oncologists choose among therapies to treat their cancer patients.

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

As of September 30, 2014, our ResponseDX® sales team consisted of 21 members located in the West, Southeast, and Northeast areas of the United States.

Expansion of our ResponseDX® diagnostic test panels

Our research and development activities primarily relate to the development and validation of diagnostic tests in connection with our ResponseDX® diagnostic services. During 2014, we have been building out our product offerings, and we anticipate continuing to do so in the future.

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

Research and development is crucial to the Company’s development as we seek to expand our series of diagnostic tests for cancer patients. Our research and development expenses represented 9.6% and 9.0% of our total operating expenses for the three months ended September 30, 2013 and 2014, respectively, and 9.6% and 9.5% of our total operating expenses for the nine months ended September 30, 2013 and 2014, respectively. Major components of the $391,592 and $477,303 in research and development expenses for the three months ended September 30, 2013 and 2014, respectively, and of the $1,136,478 and $1,418,194 in research and development expenses for the nine months ended September 30, 2013 and 2014, respectively, included supplies and reagents for our research activities, sample procurement costs, personnel costs and patent fees. We expect research and development expenses to increase as we work to develop additional aspects of our technology and to study diagnostic indicators for various forms of cancer.

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

ResponseDX® Revenue

Net revenue for the Company’s diagnostic services is recognized on an accrual basis at the time diagnostic tests are completed. Each test performed relates to a specimen encounter derived from a patient, and received by the Company on a specific date (such encounter is commonly referred to as an “accession”). The Company’s services are billed to various payors, including Medicare, private health insurance companies, healthcare institutions, and patients. The Company reports net revenue from contracted payors, including certain private health insurance companies, and healthcare institutions based on the contracted rate, or in certain instances, the Company’s estimate of the amount expected to be collected for the services provided. For billing to Medicare, the Company uses the published fee schedules, net of standard discounts (commonly referred to as “contractual allowances”). The Company reports net revenue from non-contracted payors, including certain private health insurance companies, based on the amount expected to be collected for the services provided. The Company analyzes historical payments from payors as a percentage of amounts billed by the Company to estimate of the amount expected to be collected for the services provided for purposes of recording net revenue.

The Company has its Medicare provider number which allows it to invoice and collect from Medicare. Invoicing to Medicare is primarily based on amounts allowed by Medicare for the service provided as defined by Common Procedural Terminology (“CPT”) codes. In January 2013, a Medicare fee schedule update was announced which included proposed changes to Medicare reimbursement rates that significantly reduced the reimbursement rates for certain of the testing services we provide. The Company participated with other impacted organizations to provide guidance to the local Medicare Administrative Contractor (“MAC”) that resulted in the local MAC updating certain pricing which reflected an increase in many of the tests originally priced in January 2013. In addition, on October 1, 2013, the Centers for Medicare and Medicaid Services (“CMS”) issued updated payment rates for some, but not all, of the CPT codes used by the Company.

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

We performed analyses that considered our historical patterns of revenue by payor in conjunction with the fluctuations we experienced in the three and nine months ended September 30, 2013 and 2014 to arrive at the revenue recorded during those periods. We believe that the changes in CPT codes and pricing that are causing confusion and erratic payment experience in the payor community will take some time to resolve. The time needed for resolution will depend upon Medicare and the local MAC releasing additional pricing changes and potentially, revisions to previously revised prices, and upon the private payor community adopting the new CPT codes and some level of revised pricing. Accordingly, our revenue recognition estimates could be materially affected in future periods as pricing and payments patterns change and develop, and we may be materially affected by future or retroactive price changes.

On October 31, 2014, CMS released CMS-1612-FC, a new final rule with comment period (the “Final Rule”) entitled “Medicare Program; Revisions to Payment Policies under the Physician Fee Schedule, Clinical Laboratory Fee Schedule, Access to Identifiable Data for the Center for Medicare and Medicaid Innovation Models & Other Revisions to Part B for CY 2015”. The Final Rule which was initially proposed on July 3, 2014 contains a number of provisions including new and modified CPT codes that may adversely impact the level of reimbursement for certain tests offered by the Company, including fluorescent in-situ hybridization (“FISH”) tests for which the Company receives reimbursement from the Medicare program beginning on January 1, 2015. Although we are still assessing the Final Rule, if it is enacted as drafted, it will materially impact our FISH reimbursements for 2015. The Final Rule is subject to a 60 days comment period, ending on December 30, 2014.

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

License Fees

We have licensed technology for the extraction of RNA and DNA from FFPE tumor specimens from the University of Southern California (“USC”) in exchange for royalty fees on revenue generated by use of this technology. These royalties are calculated as a fixed percentage of net sales price as defined in the agreement that we generate from use of the technology licensed from USC. Total license fees expensed in cost of revenue under the royalty agreement with USC were $49,407 and a credit of $229,388 for the three months ended September 30, 2013 and 2014, respectively, and were $240,421 and a credit of $207,977 for the nine months ended September 30, 2013 and 2014, respectively. We also maintain a non-exclusive license to use Roche Molecular Systems, Inc.’s (“Roche”) polymerase chain reaction (“PCR”), homogenous PCR, and reverse transcription PCR processes. We pay Roche a fixed percentage royalty fee for revenue that we generate through use of this technology. Royalties expensed in cost of revenue under this agreement totaled $47,158 and $25,946 for the three months ended September 30, 2013 and 2014, respectively, and were $221,665 and $184,023 for the nine months ended September 30, 2013 and 2014, respectively. The Company recorded the credit to royalty expense in the quarter ended September 30, 2014 to adjust accrued liabilities to management’s current estimate of amounts due under the USC license agreement. Changes to estimates of factors impacting the accrued royalty liability could result in additional adjustments in future periods.

We are subject to potentially significant variations in royalties recorded in any period. While the amount paid is based on a fixed percentage of net sales price as defined in the agreement of specific tests pursuant to terms set forth in the agreements with USC and Roche, the amount due is calculated based on the revenue we recognize using the respective licensed technology. As discussed above, this revenue can vary from period to period as it is dependent on the timing of the specimens submitted by our clients for testing.

Accounts Receivable and Allowance for Doubtful Accounts

We invoice our pharmaceutical clients as specimens are processed and any other contractual obligations are met. Our contracts with pharmaceutical clients typically require payment within 45 days of the date of invoice. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our clients to make required payments. We specifically analyze accounts receivable and historical bad debts, client credit, current economic trends and changes in client payment trends when evaluating the adequacy of the allowance for doubtful accounts. Account balances are charged-off against the allowance when it is probable the receivable will not be recovered. To date, our clients have primarily been large pharmaceutical companies. Bad debts to date have been minimal and there is no allowance for doubtful accounts for our pharmaceutical revenue at December 31, 2013 and September 30, 2014.

We bill Medicare and private payors (“Private Payors”) for ResponseDX® upon completion of the required testing services. As such, we take assignment of benefits and the risk of collection with Medicare and Private Payors. We continue to monitor the collection history for Medicare and Private Payors.  Based on the historical experience for our Medicare and Private Payor accounts, we have determined, based on a detailed analysis, that accounts receivable associated with certain billings are unlikely to be collected. Therefore, we have recorded an allowance for doubtful accounts of $2,404,659 and $2,204,177 as of December 31, 2013 and September 30, 2014, respectively.

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

Results of Operations

Quarters Ended September 30, 2014 and September 30, 2013

Revenue:   Revenue was $4,464,991 for the quarter ended September 30, 2014 as compared to $4,092,277 for the quarter ended September 30, 2013, an increase of $372,714 or 9.1%. The increase was due primarily to an increase in ResponseDX® revenue of $1,376,073 or 54.1%, offset by a decline in pharmaceutical client revenue of $1,003,358 or 64.7%. ResponseDX® revenue accounted for 87.7% of total revenue for the quarter ended September 30, 2014 compared to 62.1% for the quarter ended September 30, 2013. The increase in ResponseDX® revenue primarily relates to our continued focus on marketing and sales activities, the introduction of new programs (where the Company performs the technical component of testing and the client physician performs the related professional interpretation), and the introduction of the Response DX: Tissue of OriginTM test. The decrease in pharmaceutical client revenue related to the completion of certain studies by pharmaceutical clients.

Cost of Revenue:   Cost of revenue for the quarter ended September 30, 2014 was $2,542,718 as compared to $2,740,147 for the quarter ended September 30, 2013, a decrease of $197,429 or 7.2%. The decrease in cost of revenue resulted primarily from lower laboratory supplies and reagents of $84,966. Also, royalty expense decreased by $300,005 primarily as a result of a credit to royalty expense in the quarter ended September 30, 2014 to adjust accrued liabilities to management’s current estimate of amounts due under the USC license agreement. Changes to estimates of factors impacting the accrued royalty liability could result in additional adjustments in future periods. These decreases were offset by higher personnel costs of $61,055, consulting expense of $40,958, rent of $36,452, equipment maintenance, service and repair of $34,734, and depreciation of $25,900. For items that increased, the higher costs resulted primarily from our expansion related to our new ResponseDX: Tissue of OriginTM test, which launched during the quarter ended March 31, 2014. Cost of revenue as a percentage of revenue was 56.9% for the quarter ended September 30, 2014, as compared to 67.0% for the quarter ended September 30, 2013.

Sales and Marketing Expenses:   Sales and marketing expenses were $1,303,940 for the quarter ended September 30, 2014 as compared to $1,197,717 for the quarter ended September 30, 2013, an increase of $106,223 or 8.9%. The increase was primarily to due higher personnel costs of $62,495 and travel costs of $25,930. The major expenditures for sales and marketing activities in both periods were compensation and travel expenses.

General and Administrative Expenses:   General and administrative expenses were $3,495,515 for the quarter ended September 30, 2014, as compared to $2,500,108 for the quarter ended September 30, 2013, an increase of $995,407 or 39.8%. This increase resulted primarily from higher bad debt expense of $916,115 and stock compensation expense of $141,436 offset by lower consulting fees of $87,454.

Research and Development Expenses:   Research and development expenses were $477,303 for the quarter ended September 30, 2014, as compared to $391,592 for the quarter ended September 30, 2014, an increase of $85,711 or 21.9%. The increase in expense was primarily the result of higher legal fees of $85,732. We expect to continue to invest in research and development as we continue to work to develop additional aspects of our technology, introduce new tests and to study diagnostic indicators for various forms of cancer.

Other Income and Expense:  Other income and expense primarily represents the interest expense we incur under the credit agreement with SWK Funding LLC as the agent and the lenders party thereto (the “SWK Credit Agreement”), amortization of deferred loan costs, our revolving credit facility with Silicon Valley Bank and equipment leases as well as realized and unrealized foreign currency exchange gains or losses on our Euro-denominated accounts receivable. Interest expense increased to $259,105 for the three months ended September 30, 2014 compared to $25,763 for the three months ended September 30, 2013. The increase was primarily due to the new SWK Credit Agreement and amortization of related debt issuance costs and debt discount. Other expense increased to $30,357 for the three months ended September 30, 2014 compared to other income of $44,923 for the three months ended September 30, 2013. The change primarily relates to an increase in realized and unrealized foreign currency losses.

Net Income/(Loss):   As a result of the foregoing, our net loss increased by $925,820 to $3,643,946 for the three months ended September 30, 2014 as compared to a net loss of $2,718,126 for the three months ended September 30, 2013.

Nine Months Ended September 30, 2014 and September 30, 2013

Revenue:   Revenue was $12,641,160 for the nine months ended September 30, 2014, as compared to $15,030,382 for the nine months ended September 30, 2013, a decrease of $2,389,222 or 15.9%. The decrease in overall revenue was primarily the result of a decrease in pharmaceutical client revenue of $4,476,227 or 72.2% offset by an increase in ResponseDX® revenue of $2,087,044 or 23.6%. The decrease in pharmaceutical client revenue related to the completion of certain studies by pharmaceutical clients. ResponseDX® revenue accounted for 86.4% of total revenue for the nine months ended September 30, 2014 compared to 58.7% for the nine months ended September 30, 2013. The increase in ResponseDX® revenue primarily relates to our continued focus on marketing and sales activities, the introduction of new programs (where the Company performs the technical component of testing and the client physician performs the related professional interpretation), and the introduction of the ResponseDX: Tissue of OriginTM test.

Cost of Revenue:   Cost of revenue for the nine months ended September 30, 2014 was $7,566,832 as compared to $7,981,835 for the nine months ended September 30, 2013, a decrease of $415,003 or 5.2%. Cost of revenue declined less than did revenue due to the fixed and semi-fixed nature of many of the cost items and due to the launch of our ResponseDX: Tissue of OriginTM test in early 2014. The decrease resulted primarily from lower laboratory supplies and reagent costs of $684,336. Also, royalty expense decreased by $486,040 primarily as a result of a credit to royalty expense in the quarter ended September 30, 2014 to adjust accrued liabilities to management’s current estimate of amounts due under the USC license agreement. Changes to estimates of factors impacting the accrued royalty liability could result in additional adjustments in future periods. These decreases were offset by higher personnel costs of 209,741, equipment maintenance, repair and service of $133,876, and rent of $117,974. For items that increased, the higher costs resulted primarily from our expansion related to our new ResponseDX: Tissue of OriginTM test, which launched during the quarter ended March 31, 2014. Cost of revenue as a percentage of revenue was 59.9% for the nine months ended September 30, 2014, as compared to 53.1% for the nine months ended September 30, 2013.

Sales and Marketing Expenses:   Sales and marketing expenses were $4,039,924 for the nine months ended September 30, 2014 as compared to $3,961,712 for the nine months ended September 30, 2013, an increase of $78,212 or 2.0%. The increase was primarily due to higher cost for marketing collateral and advertising of $149,775 and travel expense of $138,586 offset by lower recruiting costs of $136,607. The major expenditures for sales and marketing activities in both periods were compensation and travel expenses.

General and Administrative Expenses: General and administrative expenses were $9,556,013 for the nine months ended September 30, 2014, as compared to $6,744,542 for the nine months ended September 30, 2013, an increase of $2,811,471 or 41.7%. The increase resulted primarily from higher bad debt expense of $2,759,358 and stock compensation expense of $267,608 offset by lower consulting expense of $134,856.

Research and Development Expenses:   Research and development expenses were $1,418,194 for the nine months ended September 30, 2014, as compared to $1,136,478 for the nine months ended September 30, 2013, an increase of $281,716 or 24.8%. This increase resulted primarily from higher legal expense of $227,024. We expect continued investment in research and development as we work to develop additional aspects of our technology, introduce new tests and to study diagnostic indicators for various forms of cancer.

Other Income and Expense:   Other income and expense primarily represents the interest expense we incur under the SWK Credit Agreement, amortization of deferred financing costs, our revolving credit facility with Silicon Valley Bank and other equipment financing arrangements as well as our realized and unrealized foreign currency exchange gains or losses on our Euro-denominated receivables. Interest expense increased to $306,477 for the nine months ended September 30, 2014 compared to $65,949 for the same period in 2013. The increase primarily relates to the new loan under the SWK Credit Agreement and amortization of related debt issuance costs and debt discount. Other expense increased $61,527 for the nine months ended September 30, 2014 to $41,024 compared to other income of $20,503 for the same period in 2013. The change primarily relates to an increase in realized and unrealized foreign currency losses.

Income Taxes:   As of September 30, 2014 and 2013, we have incurred substantial losses and have generated no taxable income. Therefore, a full valuation allowance has been recorded for the deferred tax assets since we do not believe the recoverability of the deferred income tax assets in the near future is more likely than not.

Net Income/(Loss):   As a result of the foregoing, our net loss increased by $5,447,715, or 112.6%, to $10,287,300 for the nine months ended September 30, 2014 as compared to a net loss of $4,839,585 for the nine months ended September 30, 2013.

Liquidity and Capital Resources

We incurred a net loss of $10,287,300 during the nine months ended September 30, 2014. Since our inception in September 1999, we have incurred cumulative losses and as of September 30, 2014, we had an accumulated deficit of $75,584,477. We have not yet achieved profitability and anticipate that we will likely incur additional losses. We cannot provide assurance as to when we will achieve profitability. We expect that our cash and cash equivalents will be used to fund our selling and marketing activities primarily related to our ResponseDX® tests, research and development, and general corporate purposes. As a result, we will need to generate significant revenues to achieve profitability.

The Company’s current operating plan includes various assumptions concerning the level and timing of cash receipts from sales and cash outlays for operating expenses and capital expenditures. The Company’s ability to successfully carry out its business plan is primarily dependent upon its ability to (1) obtain sufficient additional capital at acceptable costs, (2) attract and retain knowledgeable employees and (3) generate significant revenues. At this time, the Company expects to satisfy its future cash needs primarily through additional financing and/or strategic investments. The Company is currently seeking such additional financing and/or strategic investments; however, there can be no assurance that any additional financing or strategic investments will be available on acceptable terms, if at all.

If the Company is unable to timely and successfully raise additional capital and/or achieve profitability, it will not have sufficient capital resources to implement its business plan or continue its operations, and the Company will be required to reduce certain discretionary spending and/or curtail operations, which could have a material adverse effect on the Company’s ability to achieve its intended business objectives. No adjustments have been made to the accompanying unaudited condensed consolidated financial statements to reflect any of the matters discussed above. The unaudited condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern.

Following is a summary of recent events and the expected impact these events have had or may have on our liquidity and future realization of revenues.

On July 30, 2014, we entered into a credit agreement (the “SWK Credit Agreement”) with SWK Funding LLC, as the administrative agent (the “Agent” or “SWK”), and the lenders (including SWK) party thereto from time to time (the “Lenders”). The SWK Credit Agreement provides for a multi-draw term loan to the Company (the “Loan”) for up to a maximum principal amount of $12,000,000 (the “Loan Commitment Amount”). On the Closing Date, the Lenders advanced the Company an amount equal to $8,500,000 which is due and payable on July 30, 2020 (the “Term Loan Maturity Date”) or such earlier date on which the Loan Commitment Amount is terminated pursuant to the terms of the SWK Credit Agreement.

The outstanding principal balance under the SWK Credit Agreement bears interest at a rate per annum equal to the LIBOR Rate (subject to a minimum amount of one percent (1.0%) plus twelve and half percent (12.5%), and will be due and payable in arrears (i) on the forty-fifth (45th) day following the last calendar day of each of the months of September, December, March, and June, commencing with November 15, 2014, (ii) upon a prepayment of the Loan and (iii) at maturity in cash. At September 30, 2014, the interest rate charged to the Company was 13.5%. Upon the earlier of (a) the Term Loan Maturity Date or (b) full repayment of the Loan, the Company is required to pay an exit fee. On September 9, 2014, SWK, in its capacity as the initial Lender, assigned part of its interests under the SWK Credit Agreement to SG-Financial, LLC (“SG”). Pursuant to the assignment, SG was assigned $2,500,000 of the $8,500,000 Closing Date initial advance to the Company and $1,029,412 of the subsequent term loan commitment. Pursuant to the assignment, as of the effective date of the assignment, SG is a party to the SWK Credit Agreement as a Lender.

On July 14, 2011, the Company entered into a line of credit agreement with Silicon Valley Bank (the “Bank”), and, as discussed below, on July 30, 2014, the agreement was amended. The line of credit is collateralized by the Company’s pharmaceutical, Private Payor and Medicare receivables. As of September 30, 2014, the maximum amount the Company can draw from the line of credit was $2,000,000 calculated as the lesser of (i) the Company’s calculated borrowing base, which was 80% of certain of the Company’s accounts receivable, or (ii) the amount available under the credit line. The interest rate charged to the Company was 5% through July 2014 and was 5.5% from August 2014 through September 2014. As needed from time to time, the Company may draw on this line to use for general corporate purposes. As of December 31, 2013 and September 30, 2014, the Company had drawn $1,000,000 and $1,500,000, respectively, against the line of credit. The financial covenants under the Sixth Amendment include a revenue covenant and a liquidity covenant that conform with and are cross defaulted with the revenue covenant and liquidity covenant of the SWK Credit Agreement. As of September 30, 2014, the Company was in compliance with the covenants. Historically, however, the Company has been out of compliance with the covenants from time to time, and the Company has received waivers and forbearance agreements from the Bank.

As of December 31, 2013, the line of credit under the credit agreement with the Bank was classified as a non-current liability on the accompanying condensed consolidated balance sheets as the line of credit had a maturity date of March 7, 2015, which was greater than one year from the date of the balance sheet. As of September 30, 2014, the line of credit under the credit agreement was classified as a non-current liability because the Waiver and Sixth Amendment to Loan and Security Agreement (further described below) extended the maturity of the facility to July 25, 2016.

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

On July 30, 2014, in connection with entering into a credit agreement with SWK, the Company and the Bank entered into a Waiver and Sixth Amendment to Loan and Security Agreement (“Sixth Amendment”). The Sixth Amendment waived previous defaults under the loan agreement, modified the financial covenants, extended the maturity of the loan to July 25, 2016, modified the interest rate to the prime rate published by the Wall Street Journal plus 2.25% per annum, and implemented a pre-payment fee of $40,000. At September 30, 2014, the interest rate charged to the Company was 5.5%. The financial covenants under the Sixth Amendment include a revenue covenant and a liquidity covenant that conform with and are cross defaulted with the revenue covenant and liquidity covenant of the SWK Credit Agreement. The Company will pay a closing fee of $10,000 for the Sixth Amendment on July 18, 2015, approximately one year from the date of the closing.

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

Pursuant to the registration rights agreements dated February 2, 2012, the Company filed a registration statement with the SEC on April 30, 2012, to register the February Shares for resale. This registration statement became effective on May 17, 2012 and remained effective as of September 30, 2014.

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

Pursuant to the September Registration Rights Agreement, the Company filed a registration statement with the SEC on October 26, 2012, to register the September Shares for resale. This registration statement became effective on November 13, 2012 and remained effective as of September 30, 2014.

As of December 31, 2013, the Company had removed the restriction on 3,000,000 of the 8,000,000 September Shares and reclassified the shares to common stock from common stock classified outside of stockholders’ equity. During the second quarter of 2014, the restriction was eligible for removal from the remaining 5,000,000 restricted September Shares. Therefore, as of December 31, 2013 and September 30, 2014, a total of $5,500,000 and $0, respectively, of common stock relating to restricted September Shares was classified outside of stockholders’ equity related to this transaction.

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

Comparison of Cash Flows for the Nine Months Ended September 30, 2013 and 2014

As of September 30, 2013, we had $4,589,501 in cash and cash equivalents, working capital of $7,891,676 and an accumulated deficit of $62,116,248. As of September 30, 2014, we had $5,959,314 in cash and cash equivalents, working capital of $9,155,002 and an accumulated deficit of $75,584,477.

Cash flows provided by operating activities

During the nine months ended September 30, 2013, the Company used cash flows in operating activities of $5,462,854 compared to $10,581,300 used in the nine months ended September 30, 2014. The increase in cash used in operating activities of $5,118,446 was due mainly to an increase in the net loss from $4,839,585 for the nine months ended September 30, 2013 to $10,287,300 for the nine months ended September 30, 2014. Other items that impacted cash flows from operating activities include increases in accounts receivable and decreases in accounts payable, payroll-related liabilities and accrued expenses.

The increase in accounts receivable related mainly to increases in Medicare and Private Payor receivables resulting from the recent changes to the molecular codes used for billing. It is anticipated that these billings will continue to take longer to collect in the short term as a result of these changes.

Cash flows used in investing activities

Net cash used in investing activities was $579,409 for the nine months ended September 30, 2013 and $85,752 for the nine months ended September 30, 2014. The reduction in cash used in investing activities was attributable to lower purchases of equipment and software.

Cash flows used in financing activities

Cash flows from financing activities for the nine months ended September 30, 2013 provided net cash of $1,592,854 primarily from issuance of common stock. Cash flows from financing activities for the nine months ended September 30, 2014 provided net cash of $8,499,308 primarily from the loan under the SWK Credit Agreement and a drawdown of $500,000 on the line of credit with the Bank.

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

In August 2014, the Financial Accounting Standards Board issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-09”). ASU 2014-15 provides guidance on management's responsibility in evaluating whether there is substantial doubt about a company's ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company's ability to continue as a going concern within one year from the date the financial statements are issued. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods thereafter; earlier adoption is permitted. the Company has not yet determined the impact of this guidance on the Company's consolidated financial statements.

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

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

RESPONSE GENETICS, INC.

DATE: November 14, 2014	By:	/s/ Thomas A. Bologna
Thomas A. Bologna
Chief Executive Officer (Principal Executive Officer)

DATE: November 14, 2014	By:	/s/ Kevin R. Harris
Kevin R. Harris
Vice President and Chief Financial Officer (Principal Financial Officer)

