Form 10-K
period 2014-12-31
RESPONSE GENETICS INC
filed 2015-03-31
CIK 1124608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant was $35,274,313 as of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter. Such aggregate market value was computed by reference to the closing price of the common stock of $0.92 per share as reported on the Nasdaq Capital Market on June 30, 2014.

The number of shares of the registrant’s common stock outstanding as of March 26, 2015 was 38,795,396.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

FORWARD-LOOKING STATEMENTS

Certain information included or incorporated by reference in this Annual Report on Form 10-K contains or may contain forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995, as may be amended from time to time. Statements that are not historical facts, including statements that use terms such as “anticipate,” “believe,” “should,” “expect,” “intend,” “plan,” “project,” “seek” and “will” and that relate to our plans, objectives, strategy and intentions for future operations, future financial position, future revenues, projected costs and prospects are forward-looking statements but not all forward-looking statements contain these identifying words. Forward-looking statements relate to future periods and may, for example, include statements about our expectation that, for the foreseeable future, a significant amount of our revenues will be derived from ResponseDX® products sales or our expectations regarding revenues from ResponseDX® products; our ability to maintain revenue from pharmaceutical clients; factors that may impact our financial results; the extent of our net losses and our ability to achieve sustained profitability; our business strategy and our ability to achieve our strategic goals; the amount of future revenues that we may derive from Medicare patients; the potential or intent to enter into distribution arrangements; our ability to sustain or increase demand for our tests; our sales forces’ capacity to sell our tests; plans for the development of additional tests; our expectation that our research and development, general and administrative and sales and marketing expenses will increase and our anticipated uses of those funds; our ability to comply with the requirements of a public company; our ability to maintain compliance with the listing requirements of Nasdaq; our ability to attract and retain qualified employees; our compliance with federal and state regulatory requirements; the potential impact resulting from the regulation of our tests by the U.S. Food and Drug Administration; the impact of new or changing policies or regulation of our business; our belief that we have filed adequate patent and trademark applications to protect our intellectual property rights; the impact of accounting pronouncements and our accounting policies, estimates, assumptions or models on our financial results; and anticipated challenges to our business.

Forward-looking statements are subject to significant inherent risks and uncertainties that could cause actual results to differ materially from those expected. For us, these risks and uncertainties include, but are not limited to, our ability to develop and commercialize new products without unanticipated delay; to continue to provide the ResponseDX: Tissue of Origin® test, the several ResponseDX profiles, the TC/PC pathology partnering program, the ResponseDX: Comprehensive Lung Profile and the ResponseDX: Comprehensive Colon Profile; the risk that we may not maintain reimbursement for our existing tests or any future tests; the risk that reimbursement pricing may change; the risks and uncertainties associated with the regulation of our tests; our ability to compete; our ability to obtain capital when needed; and our history of operating losses. In light of the risks and uncertainties inherent in all forward-looking statements, including the above, the inclusion of such statements in this Annual Report on Form 10-K should not be considered as a representation by us that our objectives, projections or plans will be achieved. These statements are based on current plans, estimates and expectations. Actual results may differ materially from those projected in such forward-looking statements and therefore you should not place undue reliance on them. The forward-looking statements included in this Annual Report on Form 10-K speak only as of the date hereof and we expressly disclaim any obligation or undertaking to publicly update any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

In August 2013, the Company acquired substantially all of the assets of Pathwork Diagnostics, Inc. including its U.S. Food and Drug Administration (“FDA”) cleared Tissue of Origin cancer test. This newly acquired test was launched commercially by the Company in February 2014 as the ResponseDX: Tissue of Origin® test. The ResponseDX: Tissue of Origin® test is a microarray-based gene expression test that aids in identifying challenging tumors, including metastatic, poorly differentiated, and undifferentiated cancers. The ResponseDX: Tissue of Origin® test uses a proprietary microarray platform and proprietary software to compare the expression of 2,000 genes in a patient's tumor with a panel of 15 known tumor types that represent 90% of all cancers. The test received FDA clearance in June 2010.

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

Our Approach

Clinical studies have shown that not all cancer therapy works effectively in every patient, and that a number of patients receive therapy that has no benefit to them and may potentially even be harmful. Our goal is to provide cancer patients and their physicians with a means to make informed, individualized treatment decisions based on genetic analysis of tumor tissues. We are focusing our efforts in the following areas:

•	Continued commercialization of our ResponseDX® tests, including ResponseDX: Tissue of Origin® test formerly offered by Pathwork Diagnostics, Inc. that we acquired when we purchased substantially all of the assets of Pathwork Diagnostics, Inc. in August 2013. We began selling the ResponseDX: Tissue of Origin® test in February 2014.

•	Enhancing our capabilities in the way we deliver our services to oncologists and pathologists. In late 2013, the Company introduced its TC/PC system to competitively offer its services to pathologists;

•	Developing additional diagnostic tests for assessing the risk of cancer recurrence, prediction to therapy response and tumor classification in cancer patients;

•	Expanding our testing services business by pursuing new technologies through collaborations and in-licensing as well as entering into distribution agreements;

•	Continuing our exclusive agreement with Knight Diagnostic Laboratories, a division of the Oregon Health and Science University Knight Cancer Institute, for a proprietary next generation sequencing panel for lung cancer; and

•	Selectively building our pharmaceutical services business.

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

Until recently, most cancer treatment regimens were administered without any pre-selection of patients on the basis of the particular genetics of their tumor. However, advances in molecular technologies have enabled researchers to identify and measure genetic factors in patients’ tumors that may predict the probability of success or failure of many anti-cancer agents. In order to increase the chances of a better outcome for cancer patients, we offer and continue to expand our offering of tests for measuring predictive factors for therapy response in tumor tissue samples. We provide these testing services for non-small cell lung cancer (“NSCLC”), colorectal cancer (“CRC”), gastric and gastroesophageal cancer (“GE”), melanoma and thyroid cancer, breast cancer and glioma through our ResponseDX: Lung®, ResponseDX: Colon®, ResponseDX: Gastric®, ResponseDX: Melanoma®, ResponseDX®: Thyroid, ResponseDX®: Breast and ResponseDX®: Glioma test suites at our laboratory located in Los Angeles, California, which is certified under the Clinical Laboratory Improvement Amendments of 1988 (“CLIA”). These tests serve to help oncologists make optimal therapeutic decisions for cancer patients. The results from our tests may help oncologists choose among therapies to treat their cancer patients.

In August 2013, the Company acquired substantially all of the assets of Pathwork Diagnostics, Inc. including its FDA-cleared Tissue of Origin cancer test. This newly acquired test was launched commercially by the Company in February 2014 as the ResponseDX: Tissue of Origin® test. The ResponseDX: Tissue of Origin® test is a microarray-based gene expression test that aids in identifying challenging tumors, including metastatic, poorly differentiated, and undifferentiated cancers. The ResponseDX: Tissue of Origin® test uses a proprietary microarray platform and proprietary software to compare the expression of 2,000 genes in a patient's tumor with a panel of 15 known tumor types that represent 90% of all cancers. The test received FDA clearance in June 2010.

As of December 31, 2014, our ResponseDX® sales team, including the management thereof, consisted of 19 members located in the West, Southeast, and Northeast areas of the United States.

New Offerings

During 2014, we added six additional tests to our ResponseDX® offering: IDH1/2, MGMT, EGFRvIII, 1p/19q, PTEN and PDGFRA. In addition, we expanded our suite of profiles to include brain cancer testing and upgraded our KRAS and NRAS tests with additional mutation coverage.

ResponseDX®: Glioma

In July of 2014, we launched a comprehensive menu of molecular diagnostic tests for glioma. Glioma accounts for approximately 80% of all brain tumors. Our glioma panel includes FISH, PCR, methylation-specific PCR, and sequencing-based tests. We believe the Company has the most comprehensive offering for glioma among commercial laboratories.

EGFRvIII Mutation

EGFRvIII is an oncogenic mutant form of EGFR expressed in about 25-30% of glioblastoma patients.  Patients exhibiting EGFRvIII expression define a prognostically distinct subgroup of glioblastomas associated with favorable survival, and response to tyrosine kinase inhibitor therapy. In July 2014, we launched an EGFRvIII mutation test by Real-Time PCR to detect the presence of EGFRvIII in the EGFR gene.

1p/19q Deletion

Loss of part or all of the 1p and 19q (1p/19q) chromosome arms occurs frequently in various subtypes of gliomas. 1p/19q loss is diagnostic for oligodendroglioma, and helps to determine sensitivity to response to chemotherapy, radiation and temozolomide treatment. In July 2014, we launched a 1p/19q FISH test to detect deletion of these chromosome arms.

IDH1 and IDH2 Mutations

Mutations in human isocitrate dehydrogenase 1 (IDH1) and isocitrate dehydrogenase 2 (IDH2) genes exist in the majority of grade 2 and 3 gliomas and secondary glioblastomas, and have prognostic relevance, predicting significantly better survival for patients affected by astrocytomas, oligodendrogliomas, and glioblastomas. In July 2014, we introduced a Sanger Sequencing test for mutations in the IDH1 and IDH2 genes.

MGMT Methylation

The O6-methylguanine DNA methyltransferase (MGMT) gene encodes a DNA repair enzyme. Methylation of MGMT is associated with a favorable response to alkylating chemotherapy in patients diagnosed with glioma, and in 2013, the National Comprehensive Cancer Network (NCCN) Guidelines recommended the use of temozolomide as adjuvant therapy in patients with MGMT gene methylation. In July 2014, we launched a test to identify the methylation status of the MGMT gene by Real-Time Methylation Specific PCR.

PTEN

Loss of the Phosphatase and tensin homolog (PTEN) gene is frequently observed in many types of cancers including breast, colorectal, endometrial, glioblastoma, head and neck, kidney, lung, melanoma, ovarian, pancreatic, prostate and thyroid. PTEN loss is associated with decreased survival in patients diagnosed with glioblastoma, gastrointestinal stromal tumors and breast carcinomas and correlates with resistance to anticancer therapies, especially treatments targeting receptor tyrosine kinases including trastuzumab, gefitinib and cetuximab. In September 2014, we launched a test to detect PTEN loss by FISH.

PDGFRA

Mutations in the Platelet Derived Growth Factor Receptor A (PDGFRA) gene are found in gastrointestinal stromal tumors (GIST) and melanomas, and tend to be mutually exclusive with cKIT mutations. The NCCN Guidelines recommend cKIT/PDGFRA testing for GIST prior to targeted molecular therapies such as imatinib and sunitinib. In October 2014, we introduced a Sanger Sequencing test for PDGFRA.

Expanded KRAS and NRAS

In March 2014, we expanded our KRAS and NRAS testing to regions of the genes (exons 3 and 4) not examined previously. Expanded RAS testing identifies a greater number of patients not likely to respond to anti-EGFR regimens.

During 2013, we added four additional tests to our ResponseDX® offering: HER2 mutation detection, KIT mutation detection, MET FISH and UGT1A1 SNP. In addition, we expanded our suite of profiles to include ResponseDX®: Thyroid.

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

ResponseDX: Lung®, ResponseDX: Colon®, ResponseDX: Gastric®, ResponseDX: Melanoma®, ResponseDX®: Thyroid, ResponseDX®: Breast and ResponseDX®: Glioma

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

ResponseDX: Lung® comprises tests grouped into “Driver”, “Expanded Driver”, “Basic Lung” and “Comprehensive Lung” profiles. The Driver profile includes: EGFR mutational analysis, ALK FISH, and ROS1 FISH. The Expanded Driver profile includes the tests in the Driver profile plus KRAS, BRAF, RET (FISH), MET (FISH) and HER2 mutational analysis. The Comprehensive Lung profile includes the tests in the Expanded Driver profile plus ERCC1 expression, RRM1 expression, TS expression, c-Met expression, PI3 Kinase mutational analysis, FGFR1 (FISH) and Knight Diagnostic Laboratories’, a division of the Oregon Health and Science University Knight Cancer Institute (“OHSU”), proprietary next-generation sequencing (“NGS”) panel. In addition, the Company also offers RT-PCR tests for EML4-ALK and ROS1 for customers who wish to order them instead of their FISH counterparts.

ResponseDX: Colon® comprises tests grouped into a “Driver” profile and “Comprehensive Colon” profile. The Driver profile includes: KRAS, BRAF and NRAS mutational analyses, and MSI. The Comprehensive Colon profile includes the tests in the Driver profile plus EGFR mutational analysis, ERCC1 expression, PI3 Kinase mutational analysis, EGFR expression, TS expression, MET FISH, VEGFR2 expression, and UGT1A1.

ResponseDX: Gastric® profile comprises: HER2 FISH, ERCC1 expression, TS expression, cKIT, and PDGFRA.

ResponseDX: Melanoma® profile comprises: BRAF mutational analysis, cKIT and NRAS mutational analysis.

ResponseDX®: Thyroid profile comprises: BRAF, RET (FISH), KRAS and NRAS.

ResponseDX®: Breast profile comprises: HER2 (FISH), ER (IHC) and PR (IHC).

ResponseDX®: Glioma profile comprises: IDH1/2, MGMT methylation, EGFRvIII, 1p/19q and PTEN.

Furthermore, EGFR, KRAS, BRAF, PI3 Kinase and HER2 mutation, HER2amplification, cKIT, PTEN, NRAS, RET and MET can be analyzed in various other tumor types. Therefore, we are also offering these tests in other tumor types. In addition, we offer two other NGS panels from OHSU covering other solid tumor cancers and AML/MDS Leukemia. Physicians are ordering our tests to also determine whether patients may benefit from a clinical trial of a new agent.

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

ResponseDX: Tissue of Origin®

ResponseDX: Tissue of Origin® test was acquired in August 2013 when the Company acquired substantially all of the assets of Pathwork Diagnostics, Inc. including its FDA-cleared Tissue of Origin cancer test. This newly acquired test was launched commercially by the Company in February 2014 as the ResponseDX: Tissue of Origin® test. The ResponseDX: Tissue of Origin® test is a microarray-based gene expression test that aids in identifying challenging tumors, including metastatic, poorly differentiated, and undifferentiated cancers. The ResponseDX: Tissue of Origin® test uses a proprietary microarray platform and proprietary software to compare the expression of 2,000 genes in a patient's tumor with a panel of 15 known tumor types that represent 90% of all cancers. The test received FDA clearance in June 2010.

Sales, Marketing and Client Services for ResponseDX® tests

We offer our ResponseDX® testing services nationwide and in some instances, internationally. Our primary sales market includes community based oncologists, pathologists, physician offices and hospitals. Selling diagnostic testing services of cancer requires a knowledgeable and skilled sales force that can help oncologists and pathologists understand the value of our testing services. Our sales representatives, account executives, generally have previous sales experience in the oncology and the pathology field, including pharmaceutical sales market, diagnostic equipment sales market, medical diagnostic services market, and/or laboratory services market and have knowledge of community-based hospitals and oncology practices. Our sales force is compensated through a combination of salaries, commissions based upon actual sales performance and incentives from time to time, all at levels commensurate with each individual’s qualifications, performance and responsibilities.

As of December 31, 2014, our sales team was comprised of 19 members including our Vice President of Sales. Our sales force is organized into three regions. The Regional Sales Director in each region trains account executives and develops sales territories while supporting the account executives in his or her region. We will continue to develop our sales team as appropriate. Our sales strategy focuses on expanding the ResponseDX® testing services while acquiring new customers. Our sales approach is designed to understand our current and potential customers’ needs and to provide the appropriate solutions from our expanding range of diagnostic services.

We have developed a set of marketing materials to support our sales efforts. Our marketing materials provide a summary of our tests along with practical information regarding how to order our tests. When creating our marketing materials we have focused on establishing a distinctive corporate brand and plan on continuing to build upon our ResponseDX® brand.

We compete largely on the basis of the quality of our tests, our turnaround time, the convenience of ordering our tests and the innovation of our services.

Our Strategy

Research & Development

Research and development is an important part of the Company’s development as we seek to expand our series of diagnostic tests for cancer patients. Our research and development expenses were $1,606,662 and $1,729,433 for the years ended December 31, 2013 and 2014, respectively, representing 8.1% and 10.3% of our net revenue for the years ended December 31, 2013 and 2014, respectively. Major components of our research and development expenses include supplies and reagents for our research activities, personnel costs, occupancy costs, equipment warranties and service, patent fees, insurance, business consulting and sample procurement costs. We expect research and development expenses to continue as we work to develop additional aspects of our technology and to study diagnostic indicators for various forms of cancer. The following section contains further information regarding our research and development strategy and goals.

Expansion of our ResponseDX® diagnostic test panels

Our research and development activities primarily relate to the development and validation of diagnostic tests in connection with our ResponseDX® diagnostic services. In 2014, we added the ResponseDX®: Glioma profile to our product offering.

Addition of Next-Generation Sequencing to our suite of technologies

The Company is utilizing mutational analysis by NGS to complement our suite of molecular diagnostics platforms for the analysis of cancer specimens. The Company is using NGS to detect genomic changes from FFPE tissue samples and to provide physicians with reports that are comprehensive with respect to clinically actionable alterations. To this end, on April 15, 2014, the Company entered into an agreement with OHSU to offer OHSU’s proprietary next generation sequencing panel which provides full gene sequencing of the actionable genes for lung cancer rather than detection only of so-called hot spots as part of the Company’s testing menu, as well as other NGS panels. The collaboration leverages the Company’s national sales force.

Pursue Additional Collaborations and In-licensing to Expand Our Business

We intend to pursue additional collaborations with pharmaceutical companies or in-licensing of products or technologies that will enable us to accelerate the implementation of our plans to expand the services we provide to oncologists and pathologists. We expect to implement this plan by way of licensing of technology and know-how, agreement with other companies, strategic collaborations, and other similar transactions. We expect these collaborations to provide us with early access to new technologies available for commercialization.

There are no assurances that we will be able to continue making our current ResponseDX® tests available, or make additional ResponseDX® tests available; or that we will be able to develop and commercialize tests of other types of cancer; or that we will be able to expand our testing service business through collaborations or in-licensing of products or technologies.

Providing Accurate and High Quality Results - Quality Assurance Program

The quality of our diagnostic testing services is important to us and our clients. In order to deliver accurate and high quality results, we have established a quality management system in compliance with regulations and standards such as those set by the College of American Pathologists (“CAP”), CLIA, Good Clinical Laboratory Practices (“GCLP”), and Good Laboratory Practice (“GLP”) for our laboratory operations. This program is designed to utilize both external and internal resources to monitor the quality of our laboratory operations. For example, we participate in external quality surveillance programs, including ongoing proficiency testing programs administered CAP. CAP is an independent, non-governmental organization of board-certified pathologists which accredits, on a voluntary basis, laboratories. CAP has been deemed by the Centers for Medicare and Medicaid Services (“CMS”), which is charged with administering CLIA, as an accrediting agency to inspect clinical laboratories to determine adherence to the standards of CLIA. Our most recent CAP inspection was successfully completed in October of 2014.

In addition, the Company received approval from the New York State Department of Health to offer, market and report results of the Company's ResponseDX® tests to healthcare providers in the State of New York. New York is the only U.S. state that requires an independent regulatory review process including clinical and technical evaluation for laboratory developed tests. It conducts one of the most demanding investigations including validation of laboratory developed tests and an on-site inspection of each laboratory seeking a New York State clinical laboratory permit. The State's review of the Company was completed after the Company met all of the State's regulatory requirements including a two-day inspection of the Company's CLIA certified laboratory on September 23rd and 24th of 2014.

License Agreement with the University of Southern California (“USC”)

In April 2000, as amended in June 2002 and April 2005, we entered into a license agreement with USC, pursuant to which USC granted us a worldwide, exclusive license with the right to sublicense, the patents for nucleic acid extraction methodologies (“RGI-1”) and related technology, for use in human and veterinary diagnostic laboratory services, the sale of clinical diagnostic products, and the sale of research products to the research community. We are obligated under the agreement to use best efforts to work toward the commercialization of the licensed technology. USC retains the right under the agreement to use the technology for research and educational purposes. In consideration for this license, we agreed to pay USC royalties based on a percentage of net sales of products or services that make use of RGI-1 and related technology, and to meet a certain minimum in royalty payments. Royalty expense, included in the cost of revenue section of the accompanying consolidated statement of operations, for the years ended December 31, 2013 and 2014 was $305,616 and $42,289, respectively. In addition, in the year ended December 31, 2014, the Company recorded credits to the royalty expense of $240,077 in each of the third and fourth quarters, representing, in the aggregate, a one-time $480,154 adjustment for prior period over-accruals resulting from a change in the estimate of the royalty expense. The net credit of $437,865 is included in our cost of revenue.

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

Roche retains all proprietary rights to the licensed technologies and our non-exclusive license is limited to the use of the technology as described above. Under this agreement, neither party is obligated to defend any proprietary rights against third parties for infringement. In consideration for this license, we are obligated to pay royalties to Roche, based on a percentage of net sales of products or services that make use of the PRC Processes. Royalty expense relating to this agreement, included in the cost in revenue section of the accompanying consolidated statement of operations, amounted to $280,325 and $211,932 for the years ended December 31, 2013 and 2014, respectively.

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

Services Agreement with Taiho Pharmaceutical Co., Ltd. (“Taiho”)

In July 2001, the Company entered into an agreement with Taiho pursuant to which the Company provided Taiho with RGI-1 generated molecular-based tumor analyses for use in guiding chemotherapy treatment for cancer patients and for use in Taiho’s business of developing and marketing pharmaceutical and diagnostic products for use against cancer. The agreement was subsequently amended and extended through December 31, 2013. The agreement was not renewed or amended for 2014. Revenue recognized under this agreement for the years ended December 31, 2013 and 2014 was $950,000 and $-0-, respectively.

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

The Company recognized revenue of $1,134,366 and $174,597 relating to the GSK agreement for the years ended December 30, 2013 and 2014, respectively.

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

Master Services Agreement with GlaxoSmithKline Biologicals S.A. (“GSK Bio”)

On July 26, 2012, the Company entered into a second amended and restated master services agreement with GSK Bio, the vaccine division of GSK. The agreement, which was effective as of May 15, 2012, was amended on December 17, 2014 to extend the term to December 31, 2015. Pursuant to this agreement, as amended, the Company provides testing services for clinical trials and epidemiology studies relating to GSK Bio’s cancer immunotherapies. The Company performs these testing services on a fee-for-service basis as embodied in written task orders. GSK Bio retains the intellectual property rights to inventions, improvements and data resulting from the services performed under the Agreement. The Company retains all intellectual property rights to its testing services, proprietary processes. All intellectual property owned by either party on the date of the Agreement remains the exclusive property of the owning party.

The agreement will expire on December 31, 2015, provided that any outstanding task orders at the time of termination will not automatically terminate (unless otherwise agreed in writing by the parties), and any such task orders will continue for the respective terms specified in such task orders and the parties shall continue to perform their obligations under such task orders. GSK Bio may terminate the agreement, without cause, upon 90 days’ written notice to the Company. The Company may terminate the agreement, without cause, upon one year’s written notice to GSK Bio. The agreement may also be terminated early if either party enters bankruptcy or similar proceedings or in the event of a material breach. GSK Bio may terminate the agreement immediately if the Company experiences a “change of control,” as defined in the agreement.

The agreement with GSK Bio also provides for mutual indemnification by the parties and contains customary representations, warranties and covenants, including covenants governing the parties’ use of confidential information and representations regarding adequate insurance coverage or self-insurance.

The Company recognized revenue of $3,534,619 and $1,287,184 relating to the services performed for GSK Bio for the years ended December 31, 2013 and 2014, respectively.

GSK and GSK Bio are significant customers whose contracts fluctuate from year-to-year. In 2013, together they constituted more than 10% of the Company’s revenue. In 2014, they constituted less than 10% of the Company’s revenue.

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

This agreement had an initial term of five years, with an automatic renewal for an additional three-year term unless either party gives 90 days’ notice in advance of the renewal date of its intent not to renew. As neither party gave notice of intent not to renew, the agreement has automatically renewed for a successive three year period. Pursuant to the agreement, SBC receives a percentage of the gross margin, as defined in the agreement, collected from the Company’s clients in China as compensation for its testing services performed. For the years ended December 31, 2013 and 2014, testing services totaled $35,027 and $48,948, respectively.

Intellectual Property

We rely on a combination of patents, trade secret, copyright and trademark laws, license agreements, nondisclosure and other contractual provisions and technical measures to protect our intellectual property rights in our products, technology and processes. We have proprietary rights in several areas as further described below.

First, we exclusively license from USC the use of the RGI-1 extraction methodologies and related technologies, which have been patented in the United States and a number of other jurisdictions, including Australia, Austria, Belgium, Canada, China, Denmark, France, Germany, Hong Kong, Ireland, Israel, Italy, Luxembourg, Mexico, The Netherlands, Norway, Russia, South Korea, Spain, Sweden, Switzerland and the United Kingdom. In September 2014, the Company streamlined its USC licensed technologies by relinquishing its license to use the foreign jurisdiction patents which the Company does not use in providing its services. Currently, the Company’s exclusive license from USC is for seven United States patents claiming methods related to the extraction technology. We use these proprietary methods when meeting our contractual obligations with various clients and when developing diagnostic tests for cancer. Our USC licensed patents are scheduled to expire between December 2019 and December 2020.

In addition, we maintain a non-exclusive license to use certain of Roche’s PCR, homogenous PCR and reverse transcription PCR processes. The Roche licensed patents which are still active in the United States began expiring in October 2013 and expire through October 2017.

Next, we have identified and are in the process of identifying tumor response markers, which provide an indication of an anti-cancer drug’s effectiveness or ineffectiveness based upon the level of such determinant in a particular tumor. We have obtained patents claiming methods and products and have patent applications pending that claim methods and products related to certain tumor response markers in the United States and in a number of other jurisdictions, including Austria, Belgium, Canada, France, Germany, Hong Kong, Ireland, Italy, Japan, Korea, Liechtenstein, The Netherlands, New Zealand, Spain, Sweden, Switzerland, the United Kingdom, Argentina, Israel, China and Mexico. We hold issued patents relating to tumor response markers which run until 2021 to 2024, and hold pending patent applications filed in 2001, 2002 or as recently as 2012. For example, we have patented methods related to quantifying expression of response markers from tumor tissue, which provide guidance in determining appropriate chemotherapeutic regimens for patients that are candidates for treatment with particular chemotherapies. Currently, we have fourteen United States patents that relate to certain aspects of our proprietary technology as it applies to certain tumor markers. Such markers include thymidylate synthase (TS), dihydropyrimidine dehydrogenase (DPD), excision repair gene CC1 (ERCC1), glutathione-s transferase pi (GST-p), epidermal growth factor receptor (EGFR) and HER2/neu gene, though our patents are not directed to all aspects of expression of such markers and may not preclude competition from others concerning such markers. We use some of our patented methods in fulfilling certain of our contractual obligations with various clients. We have also licensed the use of our patents related to certain markers and technology know-how to GSK.

Finally, we have proprietary rights and know-how in the factors which assist us in utilizing the quantitative gene expression levels we measure and compute. Our proprietary rights related to conversion factors in quantitative gene expression levels do not include patent coverage. However, we have obtained patents claiming methods and products related to the determination of the expression levels of certain tumor response marker genes in the United States and in a number of other jurisdictions, including Austria, Australia, Belgium, Canada, France, Germany, Hong Kong, Ireland, Italy, Japan, Korea, Liechtenstein, The Netherlands, New Zealand, Spain, Sweden, Switzerland, Taiwan, the United Kingdom, Argentina, China, Mexico and Israel. The term of these patents will run until 2021 or 2022. These patents include five United States patents that relate to certain aspects of our proprietary technology useful in determining levels of the expression of the tumor marker genes including thymidylate synthase (TS), excision repair gene CC1 (ERCC1), dihydropyrimidine dehydrogenase (DPD), and glutathione-s transferase pi (GST-p).

We have and will continue to pursue the registration of our trademarks in the United States and internationally. Response Genetics, Response Genetics and Design, Man in Circle Design, Kras is Only Half the Equation, ResponseDX®, ResponseDX: Lung®, ResponseDX: Colon®, ResponseDX: Gastric®, ResponseDX: Tissue of Origin®, ResponseDX: TOO®, ResponseDX: Melanoma®, The Right Therapy for each Patient the First Time and Because Everyone Has a Different Response are registered trademarks in the United States. We have pursued additional marks by filing trademark applications in the United States and abroad. We currently hold the domain names www.responsegenetics.com and www.responsedx.com.

We consider our technologies and proprietary know-how to be critical to our future success.

Regulations and Legal Environment

Our business is subject to extensive laws and regulations, the most significant of which are summarized below.

Clinical Laboratory Improvement Amendments

We are subject to the Clinical Laboratory Improvement Amendments of 1988, or CLIA, which is administered by the Centers for Medicare and Medicaid Services or CMS which is part of the Secretary of the Department of Health & Human Services (“DHHS”) and extends federal oversight to virtually all clinical laboratories by requiring certification by the federal government or by a federally-approved accreditation agency. CLIA requires the certification of clinical laboratories that conduct tests on human subjects and imposes specific conditions for certification. CLIA is intended to ensure the quality and reliability of clinical laboratories, including the accuracy, reliability and timeliness of patient test results performed in clinical laboratories, in the United States by mandating specific standards in the areas of personnel qualification, administration participation in proficiency testing, patient test management, by implementing an effective Quality Management System. CLIA regulations contain guidelines for the qualification, responsibilities, training, working conditions and oversight of clinical laboratory employees. In addition, specific standards are imposed for each type of test that is performed in a laboratory. The categorization of commercially marketed in vitro diagnostic (“IVD”) test kits is the responsibility of the FDA. The FDA will assign commercially marketed test systems into one of three CLIA regulatory categories based on their potential risk to public health. Tests will be designated as waived, of moderate complexity or of high complexity. CLIA and the regulations promulgated thereunder are enforced through periodic inspections of the laboratory process including, but not limited to, inspections of test methods, equipment, instrumentation, materials and supplies. The sanction for failure to comply with CLIA requirements may be suspension, revocation or limitation of a laboratory's CLIA certificate, which is necessary to conduct business, as well as significant fines and/or criminal penalties. If a laboratory is certified as "high complexity" under CLIA, the laboratory is permitted to obtain analyte specific reagents (ASRs), which are commercially marketed products that function as the building blocks of in vitro diagnostic tests and in-house diagnostic tests known as "home brews” or Laboratory Developed Tests. We received our CLIA certificate as a "high complexity" laboratory in 2007. To renew this certificate, we participate in College of American Pathologist (“CAP”) surveys and unannounced periodic inspections approximately every two years. Our most recent CAP inspection took place on October 1, 2014 and has resulted in continued accreditation for two years with reinspection expected prior to November 4, 2016. Loss of our CLIA certification, change in CLIA or CLIA regulations or in the interpretation thereof, could have a material adverse effect on our business.

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

Penalties for a violation of the Stark Law include: refunds of amounts collected by an entity in violation of the Start Law, denial of payment for the services provided in violation of the prohibition, and civil penalties of up to $15,000 per service arising out of the prohibited referral. Additionally, a person who engages in a scheme to circumvent the Stark Law’s prohibition may be subject to a civil penalty of up to $100,000. A violation of PORA is a misdemeanor and could result in civil penalties and criminal fines.

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

Regulation of Reimbursement and Coverage

Revenues for clinical laboratory testing services come from a variety of sources and depend significantly on the availability of third-party reimbursement, including from Medicare and Medicaid programs, commercial insurers and managed care organizations. We are currently a Medicare laboratory services provider. We also receive reimbursement from third-party payors for our testing services. As is the case with health care services generally, the majority of payors pay for our testing services at varying levels that may be significantly lower or otherwise differ from our list prices. Obtaining reimbursement from third-party payors is both time consuming and expensive. Payment from third-party payors may not be sufficient to allow us to sell our services on a profitable and competitive basis.

We derived approximately 38% and 33.5% of our net sales of ResponseDX® testing services directly from the Medicare program in 2013 and 2014, respectively. Therefore, compliance with complex Medicare reimbursement rules is important to our operations. Once Medicare has determined that it will cover a particular test, or that a test will be provided as a benefit, payment is generally made under the Clinical Laboratory Fee Schedule with amounts assigned to specific procedure billing codes. Each Medicare carrier jurisdiction has a fee schedule that establishes the price for each specific laboratory billing code. This fee schedule is updated annually. As a Medicare-participating laboratory based in California, we bill under the Medicare program's California contractors fee schedule and will have to comply with this contractor's coverage and payment policies. In recent years, both government and private sector payers have made efforts to contain or reduce health care costs, including reimbursement for clinical laboratory services. In January 2013, the initial 2013 annual Medicare fee schedule update was announced which included proposed changes to Medicare reimbursement rates that significantly reduced the reimbursement rates for certain of the testing services we provide. In addition, on July 8, 2013, the Centers for Medicare and Medicaid Services (“CMS”) released a proposed rule for 2014 entitled “Medicare Program; Revisions to Payment Policies under the Physician Fee Schedule, Clinical Laboratory Fee Schedule & Other Revisions to Part B for CY 2014” that contained a number of provisions that adversely impacted the level of reimbursement for a variety of tests for which the Company receives reimbursement from Medicare. The Company participated with other impacted organizations to provide guidance to the local Medicare Administrative Contractor (“MAC”) that resulted in the local MAC updating certain pricing which reflected an increase in many of the tests originally priced in January 2013. On October 1, 2013, CMS issued updated payment rates for some, but not all, of the Common Procedural Terminology (“CPT”) codes used by the Company which reflected an increase in reimbursement amount or positive coverage determination from the January 2013 initial pricing.

As a result of CPT code changes and Medicare price changes, we have re-evaluated the assumptions employed in our model for estimating revenue to be recognized for ResponseDX® testing. We view the code and price changes described above as affecting only the assumptions we used in pricing our services. The nature of the testing services we provide, the evidence we gather to establish the creditworthiness of our payors and the delivery method of our services have not changed from prior periods, and there are no indicators that these assumptions require change. The Company experienced a departure from normal reimbursement from the payor community in 2013. We experienced an increase in denial of claims for certain services we provide and an increase in denial of our appeal for payment of these denied claims. As a result, the Company believed it needed to acquire new skills in collections. Consequently, we restructured and overhauled our billing department in late 2014/early 2015. We have already seen a significant increase in our collections related to our ResponseDX sales. We expect to continue to see improvements throughout 2015 and beyond from these efforts. We have engaged a seasoned billing/reimbursement expert on a consulting basis to assist with this overhaul and restructuring effort.

On November 13, 2014, CMS published CMS-1612-FC, a new final rule with comment period (the “Final Rule”) entitled “Medicare Program; Revisions to Payment Policies under the Physician Fee Schedule, Clinical Laboratory Fee Schedule, Access to Identifiable Data for the Center for Medicare and Medicaid Innovation Models & Other Revisions to Part B for CY 2015”. The Final Rule which was initially proposed on July 3, 2014 contains a number of provisions including new and modified CPT codes that may adversely impact the level of reimbursement for certain tests offered by the Company, including fluorescent in-situ hybridization (“FISH”) tests for which the Company receives reimbursement from the Medicare program. The Final Rule established lower relative value units (“RVU’s”) for FISH testing which lower valuation led to a 16-20% reduction in multiplex FISH reimbursement in 2015 after taking into account the NCCI changes from 2014 discussed below. Reimbursement for less frequent single-probe FISH testing was reduced by 45-50%. The Final Rule was subject to a 60 days comment period which ended on December 30, 2014. Impacted organizations similarly situated as the Company have provided guidance to the local Medicare MAC. It is uncertain if the guidance provided to Medicare and the local MAC by impacted organizations will result in fee increases or additional positive coverage determinations in 2015. If, however, the current level of reduction in reimbursement rates is adopted as is, it may adversely impact our reimbursement from Medicare for FISH.

Additionally, CMS has as part of its regulatory structure developed the National Correct Coding Initiative (“NCCI”) that is intended to promote national correct coding methodologies and to control improper coding leading to inappropriate payment in Medicare Part B claims. In December 2013, the NCCI Coding Policy Manual changed the billing requirements for FISH testing. The change relates to what NCCI considers “bundled” services and limits the allowable quantity of certain tests that are billed for FISH testing. This impacts us by limiting the number of units we may bill for certain test codes which lowers the overall reimbursement we receive for FISH tests. There can be no assurance that CMS will make any modifications in the existing language of the NCCI and effective on January 1, 2015 the AMA adopted all of the NCCI definitions for FISH which may adversely impact our reimbursement from commercial insurance plans going forward if adopted.

A number of proposals for legislation or regulation continue to be under discussion which could have the effect of substantially reducing Medicare reimbursements for clinical laboratories or introducing cost sharing to beneficiaries. Depending upon the nature of regulatory action, if any, which is taken and the content of legislation, if any, which is adopted, the Company could experience a significant decrease in revenues from Medicare, which could have a material adverse effect on the Company. The Company is unable to predict, however, the extent to which such actions will be taken.

Manufacturing

We currently intend to rely on contracted manufacturers or collaborative partners to produce materials necessary for our research and development efforts and to produce our diagnostic tests. We plan to continue to rely on these manufacturers and collaboration partners to manufacture these materials including as our diagnostic tests are approved for marketing by the FDA or any foreign regulatory authority, as applicable.  We do not have manufacturing experience.  We may not be able to identify or enter into satisfactory agreements with collaborative partners.

Information Technology

We have implemented a commercially available and supported system used to perform tracking, evaluation, and reporting of laboratory specimens as they are analyzed. Hardware and software used in conjunction with this system are commercially available items that can be procured. We also make use of commercial software applications that allow for biostatistical analysis of data generated.

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

Employees

As of December 31, 2014, we had 100 employees, comprising 96 full-time and 4 part-time employees. Our employees are not represented by any collective bargaining organizations, and we consider our relations with our employees to be good.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2.  Properties.

The Company leases 27,446 square feet of office and laboratory space in Los Angeles, California, under a non-cancelable operating lease that was amended on February 3, 2014 to, among other things, extend the term of the lease to June 30, 2015. The Company had the option to extend the lease to June 30, 2016 which option the Company exercised on February 26, 2015. The Company also leased 1,460 square feet of space in Frederick, Maryland until January 31, 2013.

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

	2014
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Stock price – High	$1.67	$1.42	$0.94	$0.76
Stock price – Low	$1.12	$0.85	$0.67	$0.30

	2013
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Stock price – High	$1.52	$1.56	$2.40	$2.35
Stock price – Low	$1.21	$1.20	$1.50	$1.11

Stockholders

As of March 26, 2015, there were approximately 29 stockholders of record of the 38,795,396 outstanding shares of Common Stock.

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

In connection with the February 2012 Private Placement, the Company also entered into registration rights agreements, each dated February 2, 2012, pursuant to which the Company agreed to file, within 90 days of the closing, a registration statement with the SEC to register the February Shares for resale, which registration statement was required to become effective within 180 days following the closing. The Company also granted the February Investors certain “piggyback” registration rights, which are triggered if the Company proposes to file a registration statement for its own account or the account of one or more shareholders until the earlier of the sale of all of the February Shares or the February Shares becoming eligible for sale under Rule 144(b)(1) without restriction.

These registration rights agreements do not provide an explicitly stated or defined penalty due upon a breach. Because (i) the potential penalty for any breach of these registration rights agreement is not explicitly stated or defined, which prohibits the Company from applying the guidance of ASC 825-20-15, Registration Payment Arrangements and (ii) complying with all filing requirements under the Exchange Act as described above is not solely within the Company’s control, the Company was required to present the investment in the Company’s common stock as common stock outside of stockholders’ equity in the accompanying consolidated balance sheet under ASC 480-10-S99-3, Classification and Measurement of Redeemable Securities.

As of March 31, 2013, the Company has removed the restrictions on all of the February Shares and reclassified all of the February Shares to common stock from common stock classified outside of equity (deficit).

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

In connection with the September 2012 Private Placement, the Company also entered into a registration rights agreement, dated September 13, 2012 (the “September Registration Rights Agreement”), pursuant to which the Company agreed to file, within 45 days of the closing, a registration statement with the SEC to register the September Shares for resale, which registration statement was required to become effective within 180 days following the closing. The Company also granted the September Investors certain “piggyback” registration rights, which are triggered if the Company proposes to file a registration statement for its own account or the account of one or more stockholders until the earlier of the sale of all of the September Shares or the September Shares becoming eligible for sale under Rule 144(b)(1) without restriction.

The September Registration Rights Agreement does not provide an explicitly stated or defined penalty due upon a breach. Because the potential penalty for any breach of these registration rights agreement is not explicitly stated or defined, which prohibits the Company from applying the guidance of ASC 825-20-15, Registration Payment Arrangements, the Company was required to present the investment in the Company’s common stock as common stock outside of stockholders’ equity in the accompanying consolidated balance sheet under ASC 480-10-S99-3, Classification and Measurement of Redeemable Securities.

As of December 31, 2012, the Company had removed the restriction on 3,000,000 of the 8,000,000 September Shares and reclassified the shares to common stock from common stock classified outside of stockholders’ equity (deficit). As of June 30, 2014, the restriction was eligible for removal from the remaining 5,000,000 restricted September Shares. Therefore, as of December 31, 2013 and 2014, a total of $5,500,000 and $0 of common stock was classified outside of stockholders’ equity (deficit) as a result of the September Shares.

July 2014 and February 2015 Issuance of Warrants in Connection with the SWK Credit Facility

On July 30, 2014 (the “Closing Date”), the Company entered into a credit agreement (the “SWK Credit Agreement”) with SWK Funding LLC, as the administrative agent (the “Agent” or “SWK”), and the lenders (including SWK) party thereto from time to time (the “Lenders”). The SWK Credit Agreement provides for a multi-draw term loan to the Company (the “Loan”) up to a maximum principal amount of $12,000,000 (the “Loan Commitment Amount”). On the Closing Date, the Lenders advanced the Company an amount equal to $8,500,000 which is due and payable on July 30, 2020 (the “Term Loan Maturity Date”) or such earlier date on which the Loan Commitment Amount is terminated pursuant to the terms of the SWK Credit Agreement. On February 3, 2015 (the “Amendment Closing Date”), the Company and SWK entered into a first amendment (the “Amendment”) to the SWK Credit Agreement.  Pursuant to the Amendment, the Company drew an additional $1,500,000 of the Loan Commitment Amount increasing the total amount advanced to the Company under the SWK Credit Agreement to $10,000,000.

On the Closing Date, the Company issued to the Agent a warrant (the “Initial Warrant”) to purchase up to 681,090 shares of the Company's common stock. The Initial Warrant was exercisable, in whole or in part, from the date of issuance until and including July 30, 2020 at an exercise price of $0.936 per share, and was subject to customary adjustments for stock splits, stock dividends, recapitalizations and the like. The relative fair value of the Initial Warrant was $377,140, or approximately $0.55 per covered share, using a Black-Scholes pricing model with the following assumptions: 2.01% risk free rate, 0% dividend, 101.5% volatility, and six-year expected life. The value of the warrant was recorded on the balance sheet included in additional paid-in capital. On September 9, 2014, the Agent assigned a portion of the Initial Warrant consisting of the right to purchase 200,321 shares of common stock to SG (the “SG Initial Warrant”). On January 30, 2015, SG assigned the SG Initial Warrant back to the Agent and on the Amendment Closing Date, the Company replaced the Initial Warrant to purchase the total 681,090 shares of the Company’s common stock with a new warrant with an adjusted exercise price (the “Replacement Warrant”).  The Replacement Warrant is exercisable up to and including July 30, 2020 at an exercise price of $0.39 per share.  The Agent may exercise the Replacement Warrant on a cashless basis at any time.  In the event the Agent exercises the Replacement Warrant on a cashless basis, the Company will not receive any proceeds.  The exercise price of the Replacement Warrant is subject to customary adjustments for stock splits, stock dividends, recapitalizations and the like.

In addition, on the Amendment Closing Date, the Company issued the Agent a new warrant (the “First Amendment Warrant”) to purchase 576,923 shares of Common Stock.  The First Amendment Warrant is exercisable up to and including February 3, 2021 at an exercise price of $0.39 per share, subject to adjustment.  The Agent may exercise the First Amendment Warrant on a cashless basis at any time.  In the event the Agent exercises the First Amendment Warrant on a cashless basis, the Company will not receive any proceeds.  The exercise price of the First Amendment Warrant is subject to customary adjustments for stock splits, stock dividends, recapitalizations and the like.

Recent Sales of Registered Securities

 August 2013 Issuance of Registered Shares of Common Stock of the Company as Part of the Acquisition of the Pathwork Diagnostics, Inc. Assets

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward-Looking Statements

The following discussion of our financial condition and results of operation should be read in conjunction with our audited consolidated financial statements and related notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2014. This discussion contains forward-looking statements that relate to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Our Approach

Clinical studies have shown that not all cancer therapy works effectively in every patient, and that a number of patients receive therapy that has no benefit to them and may potentially even be harmful. Our goal is to provide cancer patients and their physicians with a means to make informed, individualized treatment decisions based on genetic analysis of tumor tissues. We are focusing our efforts in the following areas:

•	Continued commercialization of our ResponseDX® tests, including the ResponseDX: Tissue of Origin® test, formerly offered by Pathwork, that we acquired when we purchased substantially all of the assets of Pathwork in August 2013. We began selling the ResponseDX: Tissue of Origin® test in February 2014.

•	Broadening our offerings with the introduction of the former Pathwork Diagnostics Tissue of Origin® test that was acquired when we purchased the Pathwork Diagnostics assets in August 2013 and moved the assets to our Los Angeles facility. We began selling the ResponseDX: Tissue of Origin® test in February 2014;

•	Enhancing our capabilities in the way we deliver our services to oncologists and pathologists. In late 2013, the Company introduced its TC/PC system to competitively offer its services to pathologists;

•	Developing additional diagnostic tests for assessing the risk of cancer recurrence, prediction to therapy response and tumor classification in cancer patients;

•	Expanding our testing services business by pursuing new technologies through collaborations and in-licensing to expand our business;

•	Continuing our exclusive agreement with Knight Diagnostic Laboratories at Oregon Health & Science University for a proprietary next generation sequencing panel for lung cancer; and

•	Selectively building our pharmaceutical services business.

Our technologies enable us to reliably and consistently extract the nucleic acids from ribonucleic acid (“RNA”) and deoxyribonucleic acid (“DNA”) from tumor specimens that are stored as formalin-fixed and paraffin embedded (“FFPE”) specimens and thereby analyze genetic information contained in these tissues. This is significant because the majority of patients diagnosed with cancer have a tumor biopsy sample stored in paraffin, while only a small percentage of patients’ tumor specimens are frozen. Our technologies also enable us to use the FFPE patient biopsies for the development of diagnostic tests.

In August 2013, the Company acquired substantially all of the assets of Pathwork Diagnostics, Inc. including its FDA-cleared Tissue of Origin cancer test. This newly acquired test was launched commercially by the Company in February 2014 as the ResponseDX: Tissue of Origin® test. The ResponseDX: Tissue of Origin® test is a microarray-based gene expression test that aids in identifying challenging tumors, including metastatic, poorly differentiated, and undifferentiated cancers. The ResponseDX: Tissue of Origin® test uses a proprietary microarray platform and proprietary software to compare the expression of 2,000 genes in a patient's tumor with a panel of 15 known tumor types that represent 90% of all cancers. The test received FDA clearance in June 2010.

ResponseDX®

The outcome of cancer therapy is highly variable due to genetic differences among the tumors in cancer patients. Some patients respond well with tumor shrinkage and increase in life span. Other patients do not obtain benefit from the same therapy and may actually experience toxic side effects, psychological trauma and delay in effective treatment.

Until recently, most cancer treatment regimens were administered without any pre-selection of patients on the basis of the particular genetics of their tumor. However, advances in molecular technologies have enabled researchers to identify and measure genetic factors in patients’ tumors that may predict the probability of success or failure of many anti-cancer agents. In order to increase the chances of a better outcome for cancer patients, we offer and continue to expand our offering of tests for measuring predictive factors for therapy response in tumor tissue samples. We provide these testing services for non-small cell lung cancer (“NSCLC”), colorectal cancer (“CRC”), gastric and gastroesophageal cancer (“GE”), melanoma, thyroid cancer, breast cancer and glioma through our ResponseDX: Lung®, ResponseDX: Colon®, ResponseDX: Gastric®, ResponseDX: Melanoma®, ResponseDX®: Thyroid, ResponseDX®: Breast and ResponseDX®: Glioma test suites at our laboratory located in Los Angeles, California, which is certified under the Clinical Laboratory Improvement Amendments of 1988 (“CLIA”). These tests serve to help oncologists make optimal therapeutic decisions for cancer patients. The results from our tests may help treating physicians choose among therapies to treat their cancer patients.

ResponseDX: Tissue of Origin® Test

In August 2013, the Company acquired substantially all of the assets of Pathwork Diagnostics, Inc. including its FDA-cleared Tissue of Origin cancer test. This newly acquired test was launched commercially by the Company in February 2014 as the ResponseDX: Tissue of Origin® test. The ResponseDX: Tissue of Origin® test is a microarray-based gene expression test that aids in identifying challenging tumors, including metastatic, poorly differentiated, and undifferentiated cancers. The ResponseDX: Tissue of Origin® test uses a proprietary microarray platform and proprietary software to compare the expression of 2,000 genes in a patient's tumor with a panel of 15 known tumor types that represent 90% of all cancers. The test received FDA clearance in June 2010.

As of December 31, 2014, our ResponseDX® sales team consisted of 19 members located in the West, Southeast, and Northeast areas of the United States.

Expansion of our ResponseDX® diagnostic test panels

Our research and development activities primarily relate to the development and validation of diagnostic tests in connection with our ResponseDX® diagnostic services. In 2014, we added the ResponseDX®: Glioma profile and the ResponseDX: Tissue of Origin® test to our product offering.

Addition of Next-Generation Sequencing to our suite of technologies

The Company is utilizing mutational analysis by next-generation sequencing (“NGS”) to complement our suite of molecular diagnostics platforms for the analysis of cancer specimens. The Company is using NGS to detect genomic changes from FFPE tissue samples and to provide physicians with reports that are comprehensive with respect to clinically actionable alterations. To this end, on April 15, 2014, the Company entered into an agreement with Knight Diagnostic Laboratories, a division of the Oregon Health and Science University Knight Cancer Institute (“OHSU”) to offer OHSU’s proprietary next generation sequencing panel which provides full gene sequencing of the actionable genes for lung cancer rather than detection only of so-called hot spots as part of the Company’s testing menu, as well as other NGS panels. The collaboration leverages the Company’s national sales force.

Pursue Additional Collaborations and In-licensing to Expand Our Business

We intend to pursue additional collaborations with pharmaceutical companies or in-licensing of products or technologies that will enable us to accelerate the implementation of our plans to expand the services we provide to oncologists and pathologists. We expect to implement this plan by way of licensing of technology and know-how, agreements with other companies, strategic collaborations, and other similar transactions. We expect these collaborations to provide us with early access to new technologies available for commercialization.

There are no assurances that we will be able to continue making our current ResponseDX® tests available, or make additional ResponseDX® tests available; or that we will be able to develop and commercialize tests of other types of cancer; or that we will be able to expand our testing service business through collaborations or in-licensing of products or technologies.

Research and development is an important part of the Company’s development as we seek to expand our series of diagnostic tests for cancer patients. Our research and development expenses were $1,606,662 and $1,729,433 for the years ended December 31, 2013 and 2014, respectively, representing 8.1% and 10.3% of our net revenue for the years ended December 31, 2013 and 2014, respectively. Major components of our research and development expenses include supplies and reagents for our research activities, personnel costs, occupancy costs, equipment warranties and service, patent fees, insurance, business consulting and sample procurement costs. We expect research and development expenses to continue as we work to develop additional aspects of our technology and to study diagnostic indicators for various forms of cancer.

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

In March 2010, the Company entered into a non-exclusive license agreement with GSK. Under the agreement, the Company granted GSK a non-exclusive, sublicenseable license to its proprietary PCR analysis technology and diagnostic expertise to assess BRAF gene mutations in human tumor samples. As part of the agreement, the Company received a non-refundable technology access fee in consideration for the transfer of the Company’s technology to GSK. The agreement also contains milestone provisions which called for certain milestone payments to be made to the Company when certain events specified in the agreement occur, specifically GlaxoSmithKline, LLC submitting an application to the FDA, the FDA approving the application, and issuance of certain patent applications to the Company. The Company has no further obligations related to these events and therefore has recorded the milestone payments that were due under the agreement into revenue at the time the event occurred. The final milestone revenue was recorded in December 2013. The Company incurred no additional cost related to these revenues at the time these events occurred.

 ResponseDX® Revenue

Net revenue for the Company’s diagnostic services is recognized on an accrual basis at the time discrete diagnostic tests are completed. Each test performed relates to a specimen encounter derived from a patient, and received by the Company on a specific date (such encounter is commonly referred to as an “accession”). The Company’s services are billed to various payors, including Medicare, private health insurance companies, healthcare institutions, and patients. The Company reports net revenue from contracted payors, including certain private health insurance companies, and healthcare institutions based on the contracted rate, or in certain instances, the Company’s estimate of the amount expected to be collected for the services provided. For billing to Medicare, the Company uses the published fee schedules, net of standard discounts (commonly referred to as “contractual allowances”). The Company reports net revenue from non-contracted payors, including certain private health insurance companies, based on the amount expected to be collected for the services provided. The Company analyzes historical payments from payors as a percentage of amounts billed by the Company to estimate expected collections for purposes of recording net revenue.

The Company has its Medicare provider number which allows it to invoice and collect from Medicare. Invoicing to Medicare is primarily based on amounts allowed by Medicare for the service provided as defined by Common Procedural Terminology (“CPT”) codes. In January 2013, the initial 2013 annual Medicare fee schedule update was announced which included proposed changes to Medicare reimbursement rates that significantly reduced the reimbursement rates for certain of the testing services we provide. In addition, on July 8, 2013, the Centers for Medicare and Medicaid Services (“CMS”) released a proposed rule for 2014 entitled “Medicare Program; Revisions to Payment Policies under the Physician Fee Schedule, Clinical Laboratory Fee Schedule & Other Revisions to Part B for CY 2014” that contained a number of provisions that adversely impacted the level of reimbursement for a variety of tests for which the Company receives reimbursement from Medicare. The Company participated with other impacted organizations to provide guidance to the local Medicare Administrative Contractor (“MAC”) that resulted in the local MAC updating certain pricing through September 2013 which reflected an increase in many of the tests originally priced in January 2013. In addition, on October 1, 2013, CMS issued updated payment rates which reflected an increase in reimbursement amount and positive coverage determination for some, but not all, of the CPT codes used by the Company.

As a result of CPT code changes and Medicare price changes, we have re-evaluated the assumptions employed in our model for estimating revenue to be recognized for ResponseDX® testing. We view the code and price changes described above as affecting only the assumptions we used in pricing our services. The nature of the testing services we provide, the evidence we gather to establish the creditworthiness of our payors and the delivery method of our services have not changed from prior periods, and there are no indicators that these assumptions require change.

We performed an analysis that considered our historical patterns of revenue by payor in conjunction with the fluctuations we experienced in the twelve months ended December 31, 2013 and 2014 to arrive at the revenue recorded during 2013 and 2014.

On November 13, 2014, CMS published CMS-1612-FC, a new final rule with comment period (the “Final Rule”) entitled “Medicare Program; Revisions to Payment Policies under the Physician Fee Schedule, Clinical Laboratory Fee Schedule, Access to Identifiable Data for the Center for Medicare and Medicaid Innovation Models & Other Revisions to Part B for CY 2015”. The Final Rule which was initially proposed on July 3, 2014 contains a number of provisions including new and modified CPT codes that may adversely impact the level of reimbursement for certain tests offered by the Company, including fluorescent in-situ hybridization (“FISH”) tests for which the Company receives reimbursement from the Medicare program. The Final Rule established lower relative value units (“RVU’s”) for FISH testing which lower valuation led to a 16-20% reduction in multiplex FISH reimbursement in 2015 after taking into account the NCCI changes from 2014 discussed below. Reimbursement for less frequent single-probe FISH testing was reduced by 45-50%. The Final Rule was subject to a 60 days comment period which ended on December 30, 2014. Impacted organizations similarly situated as the Company have provided guidance to the local Medicare MAC. It is uncertain if the guidance provided to Medicare and the local MAC by impacted organizations will result in fee increases or additional positive coverage determinations in 2015. If, however, the current level of reduction in reimbursement rates is adopted as is, it may adversely impact our reimbursement from Medicare for FISH.

Additionally, CMS has as part of its regulatory structure developed the National Correct Coding Initiative (“NCCI”) that is intended to promote national correct coding methodologies and to control improper coding leading to inappropriate payment in Medicare Part B claims. In December 2013, the NCCI Coding Policy Manual changed the billing requirement for FISH testing. The change relates to what NCCI considers “bundled” services and limits the allowable quantity of certain tests that are billed for FISH testing. This impacts us by limiting the number of units we may bill for certain test codes which lowers the overall reimbursement we receive for FISH tests. There can be no assurance that CMS will make any modifications in the existing language of the NCCI and effective on January 1, 2015 the AMA adopted all of the NCCI definitions for FISH which may adversely impact our reimbursement from commercial insurance plans going forward if adopted.

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

License Fees

The company licenses technology for the extraction of RNA and DNA from FFPE tumor specimens from USC in exchange for royalty fees on revenue generated by use of this technology. These royalties are calculated as a fixed percentage of net sales price as defined in the agreement that we generate from use of the technology licensed from USC. Total license fees expensed in cost of revenue under the license agreement with USC were $305,616 and $42,289 for the years ended December 31, 2013 and 2014, respectively. In addition, in the year ended December 31, 2014, the Company recorded credits to the royalty expense of $240,077 in each of the third and fourth quarters, representing, in the aggregate, a one-time $480,154 adjustment for prior period over-accruals resulting from a change in the estimate of the royalty expense. The net credit of $437,865 is included in our cost of revenue. We also maintain a non-exclusive license to use Roche Molecular Systems, Inc.’s (“Roche”) polymerase chain reaction (“PCR”), homogenous PCR, and reverse transcription PCR processes. We pay Roche a royalty fee based on revenue that we generate through use of this technology. Royalties expensed in cost of revenue under the Roche agreement totaled $280,325 and $211,932 for the years ended December 31, 2013 and 2014, respectively.

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

Additionally, the Company periodically analyzes the technical procedures performed in its test offerings to assess which activities utilize licensed technologies and to calculate royalties for use of the licensed technology. The most recent analyses indicate that the Company could owe less than the amounts that have been accrued for royalties payable and based on the Company’s discussions with USC, the Company has taken a credit for its USC royalties over-accrual. Roche is still reviewing the Company’s updated royalty calculations. It is possible that based on Roche’s review and the Company’s discussions with Roche, the Company may further adjust its Roche royalty accrual.

Cost of Revenue

Cost of revenue represents the cost of materials, direct labor, royalties, costs associated with processing tissue specimens including pathological review, staining, microdissection, paraffin extraction, reverse transcription polymerase chain reaction, FISH, quality control analyses, license fees and delivery charges necessary to render an individualized test result. Costs associated with performing tests are recorded as the tests are processed.

Accounts Receivable and Allowance for Doubtful Accounts

Pharmaceutical Accounts Receivable and Allowance for Doubtful Accounts

We invoice our pharmaceutical clients as specimens are processed and any other contractual obligations are met. Our contracts with pharmaceutical clients typically require payment within 45 days of the date of invoice. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our clients to make required payments. We specifically analyze accounts receivable and historical bad debts, client credit, current economic trends and changes in client payment trends when evaluating the adequacy of the allowance for doubtful accounts. Account balances are charged-off against the allowance when it is probable the receivable will not be recovered. Bad debts to date related to our pharmaceutical customers have been minimal and there is no allowance for doubtful accounts for our pharmaceutical revenue at December 31, 2013 and 2014.

ResponseDX® Accounts Receivable and Allowance for Doubtful Accounts

Revenue is recognized for services rendered when the testing process is completed and test results are reported to the ordering physician. We bill Medicare and private payors (“Private Payors”) for ResponseDX® upon completion of the required testing services. As such, we take assignment of benefits and the risk of collection with Medicare and Private Payors. We continue to monitor the collection history for Medicare and Private Payors.  We have a process to estimate and review the collectability of our aged receivables based on the period of time they have been outstanding. Based on the historical experience for our Medicare and Private Payor accounts and a detailed analysis of the same, we have determined, that accounts receivable associated with certain billings are unlikely to be collected.  At December 31, 2014 the Company continues to reserve 100% against its Medicare accounts receivable aged greater than one year. Therefore, we have recorded an allowance for doubtful accounts of $2,404,659 and $2,071,706 as of December 31, 2013 and 2014, respectively. The Company experienced a departure from normal reimbursement from the payor community in 2013. We experienced an increase in denial of claims for certain services we provide and an increase in denial of our appeal for payment of these denied claims. As a result, the Company believed it needed to acquire new skills in collections. Consequently, we restructured and overhauled our billing department in late 2014/early 2015. We have already seen a significant increase in our collections related to our ResponseDX sales. We expect to continue to see improvements throughout 2015 and beyond from these efforts. We have engaged a seasoned billing/reimbursement expert on a consulting basis to assist with this overhaul and restructuring effort.

An allowance for doubtful accounts is recorded for estimated uncollectible amounts due from the Company’s various payor groups. The process for estimating the allowance for doubtful accounts involves significant assumptions and judgments. Specifically, the allowance for doubtful accounts is adjusted periodically, and is principally based upon an evaluation of historical collection experience of accounts receivable for the Company’s various payor classes. After appropriate collection efforts, accounts receivable are written off and deducted from the allowance for doubtful accounts. Additions to the allowance for doubtful accounts are charged to bad debt expense. The payment realization cycle for certain governmental and managed care payors can be lengthy, involving denial, appeal, and adjudication processes, and is subject to periodic adjustments that may be significant. The Company has a formal process to estimate and review the collectability of its receivables based on the period of time they have been outstanding. Bad debt expense is recorded within selling, general and administrative expenses at amounts necessary to maintain the allowance for doubtful accounts at an appropriate level. The Company’s process for determining the appropriate level of the allowance for doubtful accounts involves judgment, and considers such factors as the age of the underlying receivables, historical and projected collection experience, and other external factors that could affect the collectability of its receivables. Accounts are written off against the allowance for doubtful accounts based on the Company’s write-off policy (e.g., when they are deemed to be uncollectible). In the determination of the appropriate level of the allowance, accounts are progressively reserved based on the historical timing of cash collections relative to their respective aging categories within the Company’s receivables. These collection and reserve processes, along with the close monitoring of the billing process, help reduce the risks of material revisions to reserve estimates resulting from adverse changes in collection or reimbursement experience.

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

Results of Operations

Years Ended December 31, 2014 and December 31, 2013

Revenue.  Revenue was $16,720,327 for the year ended December 31, 2014, as compared to $19,801,359 for the year ended December 31, 2013, a decrease of $3,081,032 or 15.6%. The decrease was primarily due to a decrease in contracted pharmaceutical revenue of $5,665,855. ResponseDX® revenue increased $2,584,823, an increase of 21.5%. ResponseDX® revenue accounted for 87.3% of total revenue in the year ended December 31, 2014 compared to 60.7% for the year ended December 31, 2013. ResponseDX® revenue increased over the prior year primarily as a result of the introduction of our ResponseDX: Tissue of Origin® testing protocols, targeted marketing programs and enhanced sales and marketing efforts. For the year ended December 31, 2014, our two most significant pharmaceutical clients accounted for approximately 8.7% of our revenue, as compared to approximately 23.8% of our revenue for the year ended December 31, 2013. This decline is the direct result of the conclusion of a large testing contract in 2014, offset by new, smaller contracts.

Cost of Revenue.  Cost of revenues for the year ended December 31, 2014 was $10,011,425 as compared to $10,456,082 for the year ended December 31, 2013, a decrease of $444,657, or 4.3%. While total cost of revenue dollars was consistent with the prior year, as a percentage of revenues, costs increased by 7.1% over the prior year. Costs for laboratory reagents and supplies decreased by $388,594 or 0.4%; personnel expenses increased by $126,518 or 1.3%; equipment maintenance costs increased by $210,639 or 2.1% and depreciation and amortization increased by $129,787 or 1.3%. These increases were offset by reductions in costs related to our royalty agreements by $797,953 or 8.0%. Cost of revenues as a percentage of revenues was 59.9% for the year ended December 31, 2014, as compared to 52.8% for the year ended December 31, 2013.

Research and Development Expenses.  Research and development expenses were $1,729,433 for the year ended December 31, 2014, as compared to $1,606,662 for the year ended December 31, 2013, an increase of $122,771 or 7.6%. The increase primarily resulted from increased legal services related to our intellectual property of $217,787, offset by lower personnel expenses of $83,838 and laboratory operating costs of $4,374. We expect research and development expenses to increase as we work to develop additional aspects of our technology, launch Next Generation Sequencing and study diagnostic indicators for various forms of cancer.

General and Administrative Expenses.  General and administrative expenses totaled $12,876,981 for the year ended December 31, 2014, as compared to $10,262,623 for the year ended December 31, 2013, an increase of $2,614,358 or 25.5%. This increase resulted primarily from increases in bad debt expense of $2,676,294 to increase the allowance for doubtful accounts while the uncertainties in the payor environment around molecular pathology reimbursement are still being resolved and as the time required to appeal reimbursement decisions and policies with CMS has increased substantially from prior years. We have restructured and overhauled our billing department in late 2014/early 2015 and have already seen a significant increase in our collections related to our ResponseDX sales.  We expect to continue to see improvements throughout 2015 and beyond from these efforts.  We have engaged a seasoned billing/reimbursement expert on a consulting basis to assist with this overhaul and restructuring effort. Additionally, investor relations fees increased by $86,316, personnel expenses increased by $61,575 and depreciation and amortization expenses increased by $63,865. The total increase in general and administrative expenses was offset by decreases in business consulting of $160,167, business travel of $74,158, and billing services of $44,907.

Sales and Marketing Expenses.   For the year ended December 31, 2014, our sales and marketing expenses totaled $5,110,076 compared to $5,421,797 for the year ended December 31, 2013, a decrease of $311,721 or 5.7%.  As a result of restructuring our sales force and increasing marketing activities during 2014, we lowered personnel costs by $491,200 and meetings and seminars expenses by $12,123, offset by increases in travel expenses of $88,450 and marketing related expenses of $74,005. We expect that future sales and marketing costs will increase as we expand our sales and marketing team and related activities.

Other Income and Expense.  Other income and expense primarily represents the interest expense we incur under the SWK Credit Agreement, amortization of deferred loan costs,, revolving credit facility with Silicon Valley Bank and capital leases as well as our realized and unrealized foreign currency exchange gains or losses on our Euro-denominated receivables. Interest expense increased to $664,727 for the year ended December 31, 2014 compared with $91,844 for the year ended December 31, 2013 primarily due to the new SWK Credit Agreement and amortization of related debt issuance costs and debt discount. Realized and unrealized losses on currency exchange rate fluctuations were ($27,047) for the year ended December 31, 2014 compared to net gain of $17,086 for the year ended December 31, 2013. There was also a $2,000 gain on disposition of equipment in 2014.

Net Loss.  As a result of the foregoing, our net loss increased by $5,678,847 to $13,699,362 for the year ended December 31, 2014 as compared to a net loss of $8,020,515 for the year ended December 31, 2013.

Liquidity and Capital Resources

We incurred net losses of $8,020,515 and $13,699,362 during the years ended December 31, 2013 and 2014, respectively. Since our inception in September 1999, we have incurred cumulative losses and as of December 31, 2014, we had an accumulated deficit of $78,996,541. We have not yet achieved profitability and anticipate that we will likely incur additional losses in the foreseeable future. We cannot provide assurance as to when we will achieve profitability. We expect that our cash and cash equivalents will be used to fund our selling and marketing activities primarily related to our ResponseDX® tests, research and development, and general corporate purposes. As a result, we will need to generate significant revenues to achieve profitability.

The Company’s current operating plan includes various assumptions concerning the level and timing of cash receipts from sales and cash outlays for operating expenses and capital expenditures. The Company’s ability to successfully carry out its business plan is primarily dependent upon its ability to (1) obtain sufficient additional capital, (2) attract and retain knowledgeable workers, (3) increase its cash collections and (4) generate significant additional revenues. At this time, the Company expects to satisfy its future cash needs primarily through additional financing and/or strategic alternatives. The Company is currently seeking such additional financing and/or strategic alternatives; however, there can be no assurance that any additional financing or strategic alternatives will be available on acceptable terms, if at all. If the Company is unable to timely and successfully raise additional capital, implement strategic alternatives and/or achieve profitability, it will not have sufficient capital resources to implement its business plan or continue its operations, and the Company will most likely be required to reduce certain spending and/or curtail operations, which could have a material adverse effect on the Company’s ability to achieve its intended business objectives. These matters raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the accompanying financial statements to reflect any of the matters discussed above.

On July 14, 2011, the Company entered into a line of credit agreement with Silicon Valley Bank (the “Bank”). The agreement has been amended most recently on July 30, 2014 as discussed below. The line of credit is collateralized by all of the Company’s assets, including the Company’s pharmaceutical, Private Payor and Medicare receivables. The amended maximum amount that can be borrowed from the credit line is $2,000,000. As of December 31, 2013 and 2014, the amount the Company can draw from the loan was $1,000,000 and $500,000, respectively, calculated as the lesser of (i) the Company’s calculated borrowing base, which was 80% of certain of the Company’s accounts receivable, or (ii) the amount available under the credit line. As of December 31, 2013, the interest fees associated with this line of credit were set at the prime rate plus 1%. Effective with the July 30, 2014 amendment to this credit agreement, the interest rate was set at prime plus 2.25%. During 2013 and the first half of 2014, the rate charged to the Company was 5%. For the latter half of 2014 the rate charged to the Company was 5.5%. As needed from time to time, the Company may draw on this line for use for general corporate purposes. As of December 31, 2013 and 2014, the Company has drawn $1,000,000 and $1,500,000 against the line of credit. The line of credit is subject to various financial covenants. In 2013, the Company was not in compliance with certain covenants and, pursuant to an amendment on March 7, 2013, the Bank waived the Company's existing breach of financial covenants under the credit agreement and the parties restructured the line of credit to provide that, among other things: (i) the revolving line of credit's maturity date was extended to March 7, 2015, (ii) the fee for the unused portion of the revolving line of credit was reduced from 0.375% to 0.250% per annum of the average unused portion of the revolving line of credit, (iii) the Company must continue to meet certain reporting requirements including providing financial statements and a certificate of compliance with the terms and conditions of the credit agreement by an authorized officer to the Bank within 45 days of the last day of each calendar quarter, provided that if the Company has less than $4,000,000 in its account at the Bank at any time during such calendar quarter, the Company must provide the financial statements and the certificate of compliance within 30 days of the end of such calendar quarter and provide a monthly report on revenues realized from private payors, (iv) the financial covenants were amended and restated to require the Company to maintain a ratio of quick assets to current liabilities of 1:50 to 1:00 and meet certain specified minimum adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) requirements as defined in the amendment and measured on a monthly basis and (v) the Bank is granted certain additional inspection of books, records and collateral rights.

 On July 30, 2014, the Bank waived several additional covenant violations and amended the credit agreement to provide, among other things: (i) an increase in the interest rate to prime plus 2.25%; (ii) the addition of an “Early Termination Fee” of $40,000; (iii) an adjusted quick ratio of at least 1.25 to 1.00; (iv) permission for the Company to receive up to $12,000,000 from a third party term loan; (v) a requirement that the Company maintain quarterly rolling twelve-month net revenue balances beginning December 31, 2014; (vi) a requirement that the Company maintain quarterly minimum liquidity of $1,000,000; and (vii) an extension of the revolving line of credit's maturity date to July 25, 2016.

As of December 31, 2013 and 2014, the line of credit under the credit agreement was classified as a non-current liability of the Company on the accompanying balance sheet as the line of credit had a maturity date greater than one year from December 31, 2013 and 2014.

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

We expect to use our capital for general working capital as we continue to grow our ResponseDX revenues. The amount and timing of actual expenditures may vary significantly depending upon a number of factors, such as the progress of our product development, regulatory requirements, commercialization efforts, and the amount of cash used by operations. We expect that we will continue to generate revenue through our pharmacogenomic testing services and ResponseDX® testing services that we provide to pharmaceutical clients and to the users of our ResponseDX® testing services which include oncologists, pathologists, hospitals, and cancer care centers.  These revenues are not guaranteed and are not expected to substantially offset the costs associated with our expansion efforts.

SWK Credit Facility

On July 30, 2014 (the “Closing Date”), the Company entered into a credit agreement (the “SWK Credit Agreement”) with SWK Funding LLC, as the administrative agent (the “Agent” or “SWK”), and the lenders (including SWK) party thereto from time to time (the “Lenders”). The SWK Credit Agreement provides for a multi-draw term loan to the Company (the “Loan”) up to a maximum principal amount of $12,000,000 (the “Loan Commitment Amount”). On the Closing Date, the Lenders advanced the Company an amount equal to $8,500,000 which is due and payable on July 30, 2020 (the “Term Loan Maturity Date”) or such earlier date on which the Loan Commitment Amount is terminated pursuant to the terms of the SWK Credit Agreement. On February 3, 2015 (the “Amendment Closing Date”), the Company and SWK entered into a first amendment (the “Amendment”) to the SWK Credit Agreement.  Pursuant to the Amendment, the Company drew an additional $1,500,000 of the Loan Commitment Amount increasing the total amount advanced to the Company under the SWK Credit Agreement to $10,000,000.

The Loan bears interest at a rate equal to the LIBOR Rate (as defined in the SWK Credit Agreement) plus an applicable margin of 12.5% per annum, subject to a one percent (1.0%) LIBOR floor. Interest on the Loan is due and payable in arrears (i) on the forty-fifth (45th) day following the last calendar day of each of the months of September, December, March, and June, commencing on November 15, 2014, (ii) upon a prepayment of the Loan and (iii) on the Term Loan Maturity Date. At December 31, 2014, the interest rate charged to the Company was 13.5%. Upon the earlier of (a) the Term Loan Maturity Date or (b) full repayment of the Loan, the Company is also required to pay an exit fee.

On September 9, 2014, SWK, in its capacity as the initial Lender, assigned part of its interests under the SWK Credit Agreement to SG-Financial, LLC (“SG”). Pursuant to the assignment, SG was assigned $2,500,000 of the $8,500,000 Closing Date initial advance to the Company and $1,029,412 of the subsequent term loan commitment. Pursuant to the assignment, as of the effective date of the assignment, SG became a party to the SWK Credit Agreement as a Lender. On January 30, 2015, SG assigned all of its interests under the SWK Credit Agreement to SWK. As such, as of January 30, 2015, SWK is the sole Lender under the SWK Credit Agreement.

On the Closing Date, the Company issued to the Agent a warrant (the “Initial Warrant”) to purchase up to 681,090 shares of the Company's common stock. The Initial Warrant was exercisable, in whole or in part, from the date of issuance until and including July 30, 2020 at an exercise price of $0.936 per share and was subject to customary adjustments for stock splits, stock dividends, recapitalizations and the like. The relative fair value of the Initial Warrant was $377,140, or approximately $0.55 per covered share, using a Black-Scholes pricing model with the following assumptions: 2.01% risk free rate, 0% dividend, 101.5% volatility, and six-year expected life. The value of the warrant was recorded on the balance sheet included in additional paid-in capital. On September 9, 2014, the Agent assigned a portion of the Initial Warrant consisting of the right to purchase 200,321 shares of common stock to SG (the “SG Initial Warrant”). On January 30, 2015, SG assigned the SG Initial Warrant back to the Agent and on the Amendment Closing Date, the Company replaced the Initial Warrant to purchase the total 681,090 shares of the Company’s common stock with a new warrant with an adjusted exercise price (the “Replacement Warrant”).  The Replacement Warrant is exercisable up to and including July 30, 2020 at an exercise price of $0.39 per share.   The Agent may exercise the Replacement Warrant on a cashless basis at any time.  In the event the Agent exercises the Replacement Warrant on a cashless basis, the Company will not receive any proceeds.  The exercise price of the Replacement Warrant is subject to customary adjustments for stock splits, stock dividends, recapitalizations and the like.

In addition, on the Amendment Closing Date, the Company issued the Agent a new warrant (the “First Amendment Warrant”) to purchase 576,923 shares of Common Stock.  The First Amendment Warrant is exercisable up to and including February 3, 2021 at an exercise price of $0.39 per share, subject to adjustment.  The Agent may exercise the First Amendment Warrant on a cashless basis at any time.  In the event the Agent exercises the First Amendment Warrant on a cashless basis, the Company will not receive any proceeds.  The exercise price of the First Amendment Warrant is subject to customary adjustments for stock splits, stock dividends, recapitalizations and the like.

For accounting purposes, the proceeds received pursuant to the SWK Credit Agreement were allocated to the liability for debt, a debt issuance discount and additional paid-in capital for the Initial Warrant based upon the relative fair value of the loan and the Initial Warrant. The amounts recorded in the financial statements were $8,500,000 for loan liability, $576,161 for debt issuance discount and $377,140 to additional paid-in capital for the Initial Warrant. Additionally, the Company recorded deferred loan issuance costs of $187,092 for investment banker fees and legal fees incurred to enter into the SWK Credit Agreement. The debt issuance discount and the deferred issuance costs are being amortized to interest expense over the six-year term of the loan.

The remaining $2,000,000 of the Loan Commitment Amount (the “Subsequent Term Loan”) may be advanced to the Company upon written request to the Agent during the period beginning on the Amendment Closing Date and ending February 28, 2016 provided that (i) no default or event of default has occurred or is continuing under the SWK Credit Agreement, (ii) the aggregate revenue recognized by the Company and any of its subsidiaries during any period of four (4) consecutive fiscal quarters ending prior to December 31, 2015 exceeds a certain dollar amount threshold and (iii) the Agent has received an executed warrant (the “Subsequent Term Loan Warrant”) to purchase a number of shares of common stock equal to the number obtained when the amount of the Subsequent Term Loan is multiplied by 15% and the product is divided by the exercise price of such warrant. The exercise price of the Subsequent Term Loan Warrant will be equal to the lower of (a) the average closing price of the common stock on the previous 5 trading days before the closing date of the Subsequent Term Loan, or (b) the closing price of the common stock on the last trading day prior to such Subsequent Term Loan’s closing date. The Subsequent Term Loan Warrant will be exercisable for a period of six years from the closing date of the Subsequent Term Loan, subject to adjustment. Upon issuance, the Agent may exercise the Subsequent Term Loan Warrant on a cashless basis at any time. In the event the Lender exercises the Subsequent Term Loan Warrant on a cashless basis, the Company will not receive any proceeds. The exercise price of the Subsequent Term Loan Warrant is subject to customary adjustments provisions for stock splits, stock dividends, recapitalizations and the like.

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

Sales of Common Stock

Under the Company’s Articles of Incorporation, the Company has one class of common stock and its holders have no preemptive, subscription, redemption or conversion rights.  As described below and in Note 10 in the Notes to Consolidated Financial Statements, the Company sold shares of its common stock during 2013. In connection with certain of these offerings, the Company entered into registration rights agreements with the purchasers of the common shares.

August 2013 Issuance of Registered Shares of Common Stock of the Company as Part of the Acquisition of the Pathwork Diagnostics, Inc. Assets

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

July 2014 and February 2015 Issuance of Warrants in Connection with the SWK Credit Facility

On July 30, 2014 (the “Closing Date”), the Company entered into a credit agreement (the “SWK Credit Agreement”) with SWK Funding LLC, as the administrative agent (the “Agent” or “SWK”), and the lenders (including SWK) party thereto from time to time (the “Lenders”). The SWK Credit Agreement provides for a multi-draw term loan to the Company (the “Loan”) up to a maximum principal amount of $12,000,000 (the “Loan Commitment Amount”). On the Closing Date, the Lenders advanced the Company an amount equal to $8,500,000 which is due and payable on July 30, 2020 (the “Term Loan Maturity Date”) or such earlier date on which the Loan Commitment Amount is terminated pursuant to the terms of the SWK Credit Agreement. On February 3, 2015 (the “Amendment Closing Date”), the Company and SWK entered into a first amendment (the “Amendment”) to the SWK Credit Agreement.  Pursuant to the Amendment, the Company drew an additional $1,500,000 of the Loan Commitment Amount increasing the total amount advanced to the Company under the SWK Credit Agreement to $10,000,000.

On the Closing Date, the Company issued to the Agent a warrant (the “Initial Warrant”) to purchase up to 681,090 shares of the Company's common stock. The Initial Warrant was exercisable, in whole or in part, from the date of issuance until and including July 30, 2020 at an exercise price of $0.936 per share, and was subject to customary adjustments for stock splits, stock dividends, recapitalizations and the like. The relative fair value of the Initial Warrant was $377,140, or approximately $0.55 per covered share, using a Black-Scholes pricing model with the following assumptions: 2.01% risk free rate, 0% dividend, 101.5% volatility, and six-year expected life. The value of the warrant was recorded on the balance sheet included in additional paid-in capital. On September 9, 2014, the Agent assigned a portion of the Initial Warrant consisting of the right to purchase 200,321 shares of common stock to SG (the “SG Initial Warrant”). On January 30, 2015, SG assigned the SG Initial Warrant back to the Agent and on the Amendment Closing Date, the Company replaced the Initial Warrant to purchase the total 681,090 shares of the Company’s common stock with a new warrant with an adjusted exercise price (the “Replacement Warrant”).  The Replacement Warrant is exercisable up to and including July 30, 2020 at an exercise price of $0.39 per share.  The Agent may exercise the Replacement Warrant on a cashless basis at any time.  In the event the Agent exercises the Replacement Warrant on a cashless basis, the Company will not receive any proceeds.  The exercise price of the Replacement Warrant is subject to customary adjustments for stock splits, stock dividends, recapitalizations and the like.

In addition, on the Amendment Closing Date, the Company issued the Agent a new warrant (the “First Amendment Warrant”) to purchase 576,923 shares of Common Stock.  The First Amendment Warrant is exercisable up to and including February 3, 2021 at an exercise price of $0.39 per share, subject to adjustment.  The Agent may exercise the First Amendment Warrant on a cashless basis at any time.  In the event the Agent exercises the First Amendment Warrant on a cashless basis, the Company will not receive any proceeds.  The exercise price of the First Amendment Warrant is subject to customary adjustments for stock splits, stock dividends, recapitalizations and the like.

Common Stock Classified Outside of Stockholders’ Equity (Deficit)

February 2012 Private Placement

On February 2, 2012, the Company entered into purchase agreements with various investors (collectively, the “February Investors”) for the private placement of an aggregate of 5,257,267 newly-issued shares of the Company’s common stock (the “February Shares”) at a purchase price of $1.50 per share (the “February 2012 Private Placement”).

In connection with the February 2012 Private Placement, the Company also entered into registration rights agreements, each dated February 2, 2012, pursuant to which the Company agreed to file, within 90 days of the closing, a registration statement with the SEC to register the February Shares for resale, which registration statement was required to become effective within 180 days following the closing. The Company also granted the February Investors certain “piggyback” registration rights, which are triggered if the Company proposes to file a registration statement for its own account or the account of one or more shareholders until the earlier of the sale of all of the February Shares or the February Shares becoming eligible for sale under Rule 144(b)(1) without restriction.

These registration rights agreements do not provide an explicitly stated or defined penalty due upon a breach. Because (i) the potential penalty for any breach of these registration rights agreement is not explicitly stated or defined, which prohibits the Company from applying the guidance of ASC 825-20-15, Registration Payment Arrangements and (ii) complying with all filing requirements under the Exchange Act as described above is not solely within the Company’s control, the Company was required to present the investment in the Company’s common stock as common stock outside of stockholders’ equity in the accompanying consolidated balance sheet under ASC 480-10-S99-3, Classification and Measurement of Redeemable Securities.

As of March 31, 2013, the Company has removed the restrictions on all of the February Shares and reclassified all of the February Shares to common stock from common stock classified outside of equity (deficit).

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

In connection with the September 2012 Private Placement, the Company also entered into a registration rights agreement, dated September 13, 2012 (the “September Registration Rights Agreement”), pursuant to which the Company agreed to file, within 45 days of the closing, a registration statement with the SEC to register the September Shares for resale, which registration statement was required to become effective within 180 days following the closing. The Company also granted the September Investors certain “piggyback” registration rights, which are triggered if the Company proposes to file a registration statement for its own account or the account of one or more stockholders until the earlier of the sale of all of the September Shares or the September Shares becoming eligible for sale under Rule 144(b)(1) without restriction.

The September Registration Rights Agreement does not provide an explicitly stated or defined penalty due upon a breach. Because the potential penalty for any breach of these registration rights agreement is not explicitly stated or defined, which prohibits the Company from applying the guidance of ASC 825-20-15, Registration Payment Arrangements , the Company was required to present the investment in the Company’s common stock as common stock outside of stockholders’ equity in the accompanying consolidated balance sheet under ASC 480-10-S99-3, Classification and Measurement of Redeemable Securities.

As of December 31, 2012, the Company has removed the restriction on 3,000,000 of the 8,000,000 September Shares and reclassified the shares to common stock from common stock classified outside of stockholders’ equity (deficit). As of June 30, 2014, the restriction was eligible for removal from the remaining 5,000,000 restricted September Shares and therefore the Company reclassified the shares to common stock from common stock classified outside of stockholders’ equity (deficit). Therefore, as of December 31, 2013 and 2014, a total of $5,500,000 and $0 of common stock was classified outside of stockholders’ equity (deficit) related to the September Shares.

Comparison of years ended December 31, 2014 and 2013

As of December 31, 2014, we had $2,222,491 in cash and cash equivalents, net working capital of $6,167,787 and an accumulated deficit of $78,996,541.

As of December 31, 2013, we had $8,148,599 in cash and cash equivalents, net working capital of $9,693,565 and an accumulated deficit of $65,297,179.

Cash flows provided by operating activities

During the year ended December 31, 2014, the Company used cash flows in operating activities of $14,300,075 compared to $6,488,784 used in the year ended December 31, 2013. The reasons for the increase in cash used in operating activities in the amount of $7,811,291 was due mainly to the net loss from operations, including increases in non-cash items and an increase in accounts receivable, and decreases in accounts payable and accrued expenses.

The increase in accounts receivable is related mainly to elongated collection cycles for the Company’s Response:DX® receivables offset by an increase in bad debt expense. The decreases in accounts payable and accrued expenses is related primarily to the timing of the purchase of laboratory supplies to better match our immediate needs and the reduction of royalty expenses.

Cash flows used in investing activities

Net cash used in investing activities was $102,039 and $807,874 for the years ended December 31, 2014 and 2013, respectively. These amounts were primarily attributable to the purchase of assets related to the ResponseDX: Tissue of Origin® test from Pathwork Diagnostics, Inc. and laboratory equipment in 2013 and the purchase and installation of property, equipment and software in 2014.

Cash flows used in financing activities

Cash flows from financing activities for the years ended December 31, 2014 and 2013 provided net cash of $8,468,537 and $6,407,245, respectively. Cash provided in 2014 is primarily related to the issuance of term debt, drawdown on our line of credit and issuance of common stock due to stock option purchases, offset by payment of capital lease obligations. Cash provided in 2013 is primarily related to the sale of common stock, net of payment of capital lease obligations.

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

ASU 2014-09 is effective for public companies for annual periods beginning after December 15, 2016 and interim periods within those annual periods, and early adoption is not permitted. ASU 2014-09 may be applied using either a full retrospective approach, in which all years included in the financial statements are presented under the revised guidance, or a modified retrospective approach. Under the modified retrospective cumulative catch-up approach, financial statements will be prepared using the new standard for the year of adoption, but not for prior years. Under this method, entities will recognize a cumulative catch-up adjustment to the opening balance of retained earnings at the effective date for contracts that still require performance by the company and disclose all line items in the year of adoption as if they were prepared under the old revenue guidance. The Company is currently evaluating the impact of ASC Topic 606, but at the current time does not know what impact the new standard will have on revenue recognized and other accounting decisions in future periods, if any, nor what method of adoption will be selected if the impact is material.

In August 2014, the Financial Accounting Standards Board issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-09”). ASU 2014-15 provides guidance on management's responsibility in evaluating whether there is substantial doubt about a company's ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company's ability to continue as a going concern within one year from the date the financial statements are issued. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods thereafter; earlier adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial condition, results of operations or cash flows.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

The information called for by this item is not required as we are a smaller reporting company.

Item 8.  Financial Statements and Supplementary Data.

Our consolidated financial statements and the accompanying notes thereto are included in this Annual Report on Form 10-K beginning on page F-1.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (1992). Based on its assessment, management has concluded that, as of December 31, 2014, our internal control over financial reporting was effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter or year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information regarding the members of our board of directors (the “Board’) as of July 10, 2014:

Name	Age	Position Held with the Company
Thomas A. Bologna	66	Chairman of the Board and Chief Executive Officer
Kirk K. Calhoun	70	Lead Director
Sam Chawla	40	Director
David R. Schreiber	55	Director
Michael Serruya	50	Director
Richard van den Broek	49	Director
David M. Wurzer	56	Director

The following is a brief summary of the background of each of our directors. Directors are elected by the stockholders at the annual meeting of stockholders and serve until the next annual meeting or until their successors are elected and qualified. There are no family relationships among any of the executive officers or directors.

Thomas A. Bologna was appointed Chairman of the Board of Directors and Chief Executive Officer of the Company on December 21, 2011. From April 2006 until his appointment as the Company’s Chief Executive Officer, Mr. Bologna served as President and Chief Executive Officer of Orchid Cellmark, Inc., a then public corporation that provides DNA identity testing services. From 2004 to 2005, Mr. Bologna was Chief Executive Officer, President, and a director of Quorex Pharmaceuticals, Inc., a pre-clinical stage anti-infective company. From 1997 to 2003, Mr. Bologna was Chief Executive Officer, President, and a director of Ostex International, Inc., a then public corporation which developed, manufactured, and marketed products for the management of osteoporosis, and from 1999 to 2003 he was also chairman of the board of Ostex. From 1996 to 1997, Mr. Bologna was a principal at Healthcare Venture Associates, a consulting firm. From 1994 to 1996, Mr. Bologna was Chief Executive Officer, President, and a director of Scriptgen Pharmaceuticals, Inc., a biotechnology company with proprietary drug-screening technology that developed orally active drugs to regulate gene expression. From 1987 to 1994, Mr. Bologna was Chief Executive Officer, President, and a director of Gen-Probe Incorporated, a biotechnology company, which he took public, that commercializes molecular diagnostics products and services, and from 1992 to 1994 he was also chairman of the board of Gen-Probe. Mr. Bologna’s prior experience also includes senior-level positions with Becton Dickinson & Company and Warner-Lambert Company which was later acquired by Pfizer, Inc. Mr. Bologna currently serves as a director of Special Diversified Opportunities Inc. (formerly known as Strategic Diagnostics Inc.) and Quotient Biodiagnostics. Mr. Bologna previously served on the Aperio Technologies board of directors until its sale in the fourth quarter of 2012 to Danaher Corporation. Mr. Bologna received an M.B.A. and a B.S. from New York University.

The Board believes that Mr. Bologna is qualified to serve as Chairman of the Board based upon his experience in the biotechnology industry, his skill in managing complex business operations, his experience in overseeing mergers and acquisitions, his experience in financing biotechnology companies and his prior experience as the chief executive officer and chairman of the board of multiple public and private companies.

Kirk K. Calhoun has served as a member of our Board since May 2008 and has held the position of Lead Director since December 2011. Mr. Calhoun joined Ernst & Young LLP, a public accounting firm, in 1965 and served as a partner of the firm from 1975 until his retirement in 2002. Mr. Calhoun is a Certified Public Accountant (non-practicing) with a background in auditing and accounting. He has served on the boards and audit committees of five public companies in the pharmaceutical industry up until the dates of their respective sales, including Abraxis Bioscience, Inc., Myogen, Inc., Aspreva Pharmaceuticals Company, Replidyne, Inc. and Adams Respiratory Therapeutics, Inc. Mr. Calhoun also currently serves on the board of directors of Ryerson Holding Corporation, a public company trading on the New York Stock Exchange, and three private companies, including NeuroSigma, Inc., a developer of products that treat major neurological and neuropsychiatric disorders such as epilepsy and depression. Mr. Calhoun received a B.S. in Accounting from the University of Southern California.

Mr. Calhoun brings to the Board experience and skills in finance, management and corporate governance, developed over his career in public accounting and through his service as an audit committee financial expert on various public company boards and his service as a director of other life sciences companies.

Sam Chawla has served as a member of our Board since November 2013. Mr. Chawla is a Portfolio Manager of Perceptive Advisors LLC, an investment fund focused on the healthcare sector. Mr. Chawla leads Perceptive’s Credit Opportunities Fund. Prior to joining Perceptive Advisors in 2013, Mr. Chawla was a Managing Director at UBS Securities LLC in the Global Healthcare Group, where he led origination and execution of financing and advisory assignments for healthcare companies, with a focus on the diagnostics sector. Mr. Chawla’s investment banking experience centered on strategic advisory including, M&A buy-side and sell-side assignments and financial advisory, including equity and debt capital raises, for both public and private healthcare companies. Prior to joining UBS in September 2010, Mr. Chawla was a Director (from January 2009 to September 2010) and a Vice President (from July 2007 to January 2009) in the Healthcare Investment Banking Group of Credit Suisse LLC, which he originally joined as an investment banker in 2002. Mr. Chawla also worked at Bloomberg L.P. and Pelican Life Sciences. Mr. Chawla currently serves on the board of directors of two other public companies: VBI Vaccines Inc. and Great Basin Scientific, Inc. Mr. Chawla received an M.B.A. from Georgetown University and a B.A. in Economics from Johns Hopkins University.

Mr. Chawla brings to the Board significant investment banking, mergers and acquisitions, financing and advisory expertise focusing on the healthcare sector, particularly in the diagnostic laboratory industry. Mr. Chawla’s experience and knowledge in these areas are important to the Board’s ability to help guide the Company in evaluating optimal short and long term strategic plans as well as providing insight and guidance in pursuing growth through strategic opportunities.

David R. Schreiber has served as a member of our Board since November 2013. Mr. Schreiber has held a variety of executive positions in the diagnostic laboratory industry for the past 25 years. For the last 12 years, Mr. Schreiber has and continues to consult for private equity firms to assist with their due diligence efforts and served in various interim operating roles for targeted or existing portfolio companies. From 1986 to 1996, Mr. Schreiber was at Quest Diagnostics, initially in a variety of financial roles, his last position being Vice President and General Manager of Quest’s Midwest Region, based in Chicago, Illinois. Following Quest, from 1996 to 2003, Mr. Schreiber was Senior Vice President and Chief Financial Officer of Dianon Systems, a publicly traded specialized pathology company, until Dianon was acquired by LabCorp. Mr. Schreiber was also a member of Dianon’s board of directors. Following Dianon, Mr. Schreiber joined the board of directors of Specialty Labs, a publicly traded lab company focused on serving the esoteric needs of hospitals. Mr. Schreiber helped lead the turnaround of Specialty Labs which led to its successful sale to Ameripath/Welsh Carson. At the same time, Mr. Schreiber joined and served on the board of directors of Nanogen, a publicly traded nanotechnology company and also began his consulting career. Mr. Schreiber currently serves on the board of directors of Vermillion, an ovarian cancer testing company. Mr. Schreiber received a B.S. in Finance and a M.B.A. from Northern Illinois University.

Mr. Schreiber’s broad experience in both leadership and operational roles in the diagnostic laboratory industry, developed over more than 25 years in the diagnostic laboratory industry, and service on the boards of directors of companies in the industry, brings to the Board important skills, knowledge and strategic insights that are quite relevant to the growth and prosperity of the Company.

Michael Serruya has served as a member of our Board since March 2000. Since February 2000, Mr. Serruya has been Chairman of Yogen Fruz World Wide Incorporated, a consumer products company, and from 1995 to February 2000 he was President, Chief Executive Officer and Chairman of Yogen Fruz. Mr. Serruya served on the board of directors of Jamba, Inc., the holding company of Jamba Juice Company, which is a restaurant retailer of food and beverage offerings and owns and franchises Jamba Juice stores from 2009 to 2011. Mr. Serruya served as a director of Swisher Hygiene from 2010 to 2013 and was also a member of the Ontario Jobs and Investment Board, an organization headed up by the Ontario Provincial Government from 2005 to 2009. Mr. Serruya was the President and Chief Executive Officer of CoolBrands International Inc., a company that manufactured and marketed frozen novelties, frozen yogurt, ice cream and sorbet products from 2008 to 2011. Mr. Serruya is currently Chairman and CEO of Kahala Corp. Mr. Serruya is also the Non-Executive Chairman of the One Group, a publically traded company. Mr. Serruya attended Ryerson Polytechnical Institute.

Mr. Serruya’s business experience, including a diversified background as an executive and in operational roles in both public and private companies, and as a board member of several public companies, gives him a breadth of knowledge and valuable understanding of our business.

Richard van den Broek has served as a member of our Board since December 2010 and has served as the Managing Partner of HSMR Advisors, LLC, an investment fund focused on the biotechnology industry, since 2004. Mr. van den Broek, also spent ten years as a sell-side analyst covering the biotechnology industry, first at Oppenheimer, then at Merrill Lynch and finally as Managing Director at Hambrecht & Quist. Mr. van den Broek serves on the board of directors of Special Diversified Opportunities Inc. (formerly known as Strategic Diagnostics Inc.). Mr. van den Broek also serves as a director of CogState (in Australia), Pharmacyclics, Inc. and Celldex Therapeutics and is a member of Pharmacyclics’ audit committee.

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

David M. Wurzer has served as a member of our Board since December 2010. Since November, 2009, Mr. Wurzer has served as Managing Director, Investments (November 2009 – October 2012), as Senior Managing Director, Investments (October 2012 – April 2014), and as Executive Vice President and Chief Investment Officer (April 2014 – present) at Connecticut Innovations (“CI”), a quasi-public authority responsible for venture capital technology investing and innovation development where he is responsible for oversight of CI’s venture capital portfolio and team, as well as sourcing and analyzing investment opportunities, leading CI investments in over 90 early-stage entrepreneurial high-tech ventures and advising portfolio companies. Prior to joining CI, Mr. Wurzer was a consultant from January 2008 through November 2009 and served as Executive Vice President, Treasurer and Chief Financial Officer of CuraGen Corporation, a biopharmaceutical development company, from September 1997 through December 2007. From February 1994 until September 1997, Mr. Wurzer served as the Senior Vice President, Treasurer and Chief Financial Officer at Value Health, Inc. Mr. Wurzer is currently a member of the board of directors of Special Diversified Opportunities, Inc. (formerly known as Strategic Diagnostics Inc.) where he has served since February 2010, and of Summit Therapeutics plc where he has served since February 2015. From July 2010 to December 2012, he also served as a member of the board of directors of DUSA Pharmaceuticals Inc. Mr. Wurzer is also currently a member of the board of directors of SmartPay NewCo, LLC and Thetis Pharmaceuticals, LLC, which are privately held. Mr. Wurzer previously served on the 454 Life Sciences board of directors from June 2000 through May 2007. Mr. Wurzer received his B.B.A. in Accounting from the University of Notre Dame.

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

The Nominating and Governance Committee has not yet made a proposal to the full board of directors regarding the composition of the directors to be nominated at the 2015 Annual Stockholders Meeting.  In making its annual recommendations, the Nominating and Governance Committee assesses the particular experience, qualifications, attributes and skills of all current directors in light of all relevant facts and considerations.   At the conclusion of this process, the Nominating and Governance Committee recommends to the full Board its proposed nominees and the full Board will make a final determination of an appropriate slate of directors to be nominated at the 2015 Annual Stockholders Meeting.

The following table sets forth certain information regarding our current executive officers:

Name	Age	Position Held with the Company
Thomas A. Bologna	66	Chairman of the Board, Chief Executive Officer
Kevin R. Harris	46	Vice President, Chief Financial Officer
Stephanie H. Astrow	53	Vice President, Research & Development
Adanech Getachew	37	General Counsel

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

Adanech Getachew, who joined the Company in June 2012 on a part time basis, serves as our General Counsel. Ms. Getachew is registered in-house counsel for the Company in California. From January 2011 to September 2014, Ms. Getachew was in private practice in New York, New York and represented corporate and commercial clients through her affiliation with Berger Legal LLC, a boutique virtual law firm based in Ridgefield, Connecticut. Previously, from August 2005 to October 2010, Ms. Getachew was an associate at Willkie Farr & Gallagher LLP in New York, New York where her practice focused on corporate and securities laws. Ms. Getachew has her B.A. from the University of the Pacific and her J.D. from the University of California, Hastings College of the Law. Ms. Getachew is a member of the New York State Bar.

Board of Directors Meetings and Attendance

Our board of directors met 11 times during the fiscal year ended December 31, 2014, either in person or by teleconference. In addition, in 2014, our board of directors had several informal update meetings via teleconference with management. During 2014, each of our directors attended at least 80% of the aggregate of the number of meetings of the Board and of committees of the Board on which he served during fiscal 2014, with the exception of Michael Serruya.

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

The current members of our Audit Committee are Mr. Calhoun, Mr. Chawla and Mr. Wurzer. Mr. Calhoun, who chairs the committee, is an independent director who has been determined by our Board to be an audit committee financial expert. Stockholders should understand that this designation is a disclosure requirement of the SEC related to Mr. Calhoun’s experience and understanding with respect to certain accounting and auditing matters. The designation does not impose upon Mr. Calhoun any duties, obligations or liability that are greater than are generally imposed on him as a member of the Audit Committee and the Board, and his designation as an audit committee financial expert pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of the Audit Committee or the Board. Our Audit Committee met 5 times during 2014.

A copy of the Audit Committee’s written charter is publicly available on our website at www.responsegenetics.com.

Compensation Committee

Our Compensation Committee is composed of three members and is authorized to:

•	act on behalf of the Board in connection with compensation of the Company’s directors, executive officers and key employees;

•	oversee the Company’s compensation and employee benefit plans and practices, including its executive compensation plans and its incentive-compensation and equity-based plans;;

•	oversee the annual process of evaluation of the performance of the Company’s management; and

•	prepare the report of the Compensation Committee that SEC rules require to be included in our annual meeting proxy statement.

•	To perform such other duties and responsibilities as enumerated in and consistent with its charter.

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

The current members of our Compensation Committee are Mr. Calhoun, Mr. van den Broek, and Mr. Wurzer, who chairs the committee. Our Compensation Committee met 5 times during 2014.

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

The current members of our Nominating and Governance Committee are Mr. Schreiber, Mr. Serruya and Mr. van den Broek, who chairs the committee. Our Nominating and Governance Committee met 5 times during 2014.

A copy of the Nominating and Governance Committee’s written charter is publicly available on the Company’s website at www.responsegenetics.com.

Report of Audit Committee

The Audit Committee of the Board of Directors, which consists entirely of directors who meet the independence and experience requirements of The NASDAQ Stock Market, has furnished the following report:

The Audit Committee assists the Board in overseeing and monitoring the integrity of our financial reporting process, compliance with legal and regulatory requirements and the quality external audit processes. This committee’s role and responsibilities are set forth in our charter adopted by the Board, which is available on our website at www.responsegenetics.com. This committee reviews and reassesses our charter annually and recommends any changes to the Board for approval. The Audit Committee is responsible for overseeing our overall financial reporting process, and for the appointment, compensation, retention, and oversight of the work of BDO USA, LLP. In fulfilling its responsibilities for the financial statements for fiscal year 2014, the Audit Committee took the following actions:

•	Reviewed and discussed the audited financial statements for the fiscal year ended December 31, 2014 with management and BDO USA, LLP, our independent registered public accounting firm;

•	Discussed with BDO USA, LLP the matters required to be discussed by Public Company Accounting Oversight Board Auditing Standard No. 16, Communications with Audit Committees; and

•	Received the written disclosures and the letter from the independent accountant required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant's communications with the audit committee concerning independence, and has discussed with the independent accountant the independent accountant's independence; and also considered the status of pending litigation, taxation matters and other areas of oversight relating to the financial reporting and audit process that the committee determined appropriate.

Based on the Audit Committee’s review of the audited financial statements and discussions with management and BDO USA, LLP, the Audit Committee recommended to the Board that the audited financial statements be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 for filing with the SEC.

Members of the Response Genetics, Inc.

Audit Committee on March 31, 2015

Kirk K. Calhoun

Sam Chawla

David Wurzer

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s directors and executive officers, and any persons who own more than ten percent of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company.  Directors, executive officers and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.  Based solely on its review of the copies of such forms and written representations from certain reporting persons, the Company believes that all filing requirements applicable to its directors and executive officers have been complied with during 2014.

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

Item 11.  Executive Compensation.

EXECUTIVE COMPENSATION

The following table shows the total compensation awarded to, earned by, or paid to (i) our Chief Executive Officer (our Principal Executive Officer), (ii) each of our next two most highly compensated executive officers, other than our Chief Executive Officer, who served as an executive officer at December 31, 2014 and whose total compensation exceeded $100,000, and (iii) two individuals for whom disclosure would have been required but who were not serving as executive officers at December 31, 2014 (collectively, our “named executive officers”) during the last two completed fiscal years.

Summary Compensation Table

				Option		All Other
				Awards		Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	($) (1)		($) (2)	Total
Thomas A. Bologna	2014	$593,909	$174,000	$141,880		$144,057	$1,053,846
Chief Executive Officer	2013	$576,654	$323,600	$243,786		$163,154	$1,307,193

Stephanie H. Astrow	2014	$263,706	$54,000	$31,928	$		$349,634
Vice President, R&D	2013	$259,354	$74,100	$52,540		$—	$385,994

Kevin R. Harris	2014	$271,590	$56,000	$31,928	$		$359,518
Vice President and Chief Financial Officer	2013	$264,000	$32,700	$164,668		$—	$461,368

(1)	This column represents the aggregate grant date fair value of stock options granted to our named executive officers in each of 2013 and 2014, determined under FASB ASC Topic 718, Compensation — Stock Compensation. Assumptions used in the calculation of these amounts for 2013 and 2014 are included in Note 7 to our financial statements for the years ended December 31, 2013 and 2014.
(2)	This includes payments for life insurance premiums, legal costs and a gross-up amount for payments for taxable travel-related expenses in 2013 and 2014, respectively, pursuant to the terms of Mr. Bologna’s employment agreement.

Thomas A. Bologna Employment Agreement

In connection with Mr. Bologna’s appointment as the Company’s Chief Executive Officer, the Company and Mr. Bologna entered into an employment agreement, effective December 21, 2011, with an initial term of three years, subject to either party’s right to terminate the agreement for any reason. On September 25, 2014, the Company and Mr. Bologna entered into an amendment to Mr. Bologna’s employment agreement which amendment extended the term of Mr. Bologna’s employment agreement to December 31, 2015. Pursuant to the employment agreement, Mr. Bologna is entitled to a starting minimum annual base salary of $558,000, an annual incentive bonus opportunity, a Company-funded $2 million life insurance policy, reimbursement of certain legal expenses incurred in connection with negotiating the agreement, reimbursement for reasonable living and travel expenses including travel between Mr. Bologna’s east coast residences and the Company’s main office in Los Angeles and Mr. Bologna’s temporary living expenses while in Los Angeles and customary health and welfare benefits. Mr. Bologna is also entitled to a tax gross-up payment with respect to any tax liability Mr. Bologna incurs related to reimbursement of his travel and living expenses, including any taxes payable on the gross-up payment itself.

Pursuant to the employment agreement, as amended, and in reliance on NASDAQ Listing Rule 5636(c), on December 21, 2011, the Company granted Mr. Bologna (i) a stock option to purchase 600,000 shares of the Company’s common stock, which vests monthly over 36 months from the date of grant, subject to his continued employment with the Company, (ii) a stock option to purchase 300,000 shares of the Company’s common stock, which vests in two equal installments on the first day of the 18th and 36th calendar months from the date of grant, subject to his continued employment with the Company, or if earlier, the date on which the 30-day trailing average closing price of the Company’s common stock equals or exceeds $1.80, and (iii) 270,000 shares of restricted common stock of the Company, which vest on the date on which the 30-day trailing average closing price of the Company’s common stock equals or exceeds $2.40. The exercise price of the stock options is $1.20 per share—the closing price of the Company’s common stock on the day prior to the date of grant.

Under the amendment to the employment agreement, Mr. Bologna will have the right to terminate his employment with the Company at any time for any reason (or no reason) upon thirty (30) days prior written notice to the Company provided that no notice period is required if such termination is following a change of control. If Mr. Bologna’s employment is terminated (i) by the Company without cause, (ii) by Mr. Bologna for any reason (or no reason), or (iii) by reason of Mr. Bologna’s disability or death, then within ten (10) days following Mr. Bologna’s execution and delivery of a release of claims, Mr. Bologna will be entitled to receive his accrued obligations which consist of (i) earned but unpaid base salary, benefits and unpaid time off through the date of termination 2014 target bonus and (ii) reimbursable business expenses and travel that have not been reimbursed by the date of termination, a lump sum cash benefit equal to 1.5 times the sum of Mr. Bologna’s then current base salary and the amount of annual bonus paid to Mr. Bologna in 2013 applicable to the fiscal year ended December 31, 2012, a prorated target bonus for the year of termination, twenty-four months of additional vesting credit with respect to his stock options and up to five years in which to exercise such stock options, and three years of continued health and dental benefits for him and his dependents.

If Mr. Bologna’s employment is terminated by the Company with cause, Mr. Bologna will only be entitled to receive the his accrued obligations which consist of (i) earned but unpaid base salary, benefits and unpaid time off through the date of termination and (ii) reimbursable business expenses and travel that have not been reimbursed by the date of termination, and his Annual Bonus for 2014.

Upon a change in control of the Company, all of Mr. Bologna’s stock options and restricted stock awards will vest in full, and Mr. Bologna will have up to five years in which to exercise such stock options. In addition, Mr. Bologna will be entitled to a tax gross-up payment for all excise taxes incurred by him as a result of receiving any “parachute payments” (within the meaning of Section 2806 of the Internal Revenue Code of 1986, as amended) in connection with such change in control.

Mr. Bologna’s employment agreement also contains customary confidentiality, assignment of inventions, non-competition, non-solicitation, and non-disparagement obligations.

Stephanie H. Astrow Employment Agreement

Dr. Stephanie H. Astrow resigned as an officer and employee of the Company to pursue other interests effective March 25, 2015.

We were previously a party to an employment agreement with Dr. Astrow dated March 26, 2012 pursuant to which Dr. Astrow served as Vice President, Research and Development of the Company. The agreement, which had an initial term of one year, automatically renewed for an additional one year period on each subsequent anniversary of the agreement. Pursuant to the employment agreement, Dr. Astrow was entitled to an initial minimum annual base salary of $250,000 and was eligible for an annual bonus of up to 35% of her base salary based upon (a) the Company’s attainment of certain performance targets, as determined by the Chief Executive Officer and approved by the Board, and (b) Dr. Astrow meeting personal performance objectives as reasonably determined by the Company for the applicable fiscal year. Dr. Astrow was also granted an option to purchase 110,000 shares of the Company’s common stock, which vests monthly over 48 months from the date of grant and was eligible to participate in the Company’s equity-based incentive plans.

Pursuant to her employment agreement, upon a termination of employment by the Company without “cause,” or by Dr. Astrow for “good reason” (each as expressly defined in the agreement), Dr. Astrow, subject to her signing a release of claims against the Company, was entitled to receive a severance benefit of nine months of her then-current base salary, plus a prorated portion of her annual bonus, payable in a lump sum or in installments, as determined by the Company in its sole discretion, provided that if Dr. Astrow was terminated by the Company without “cause” or resigns from employment as a result of a material diminution of her duties or material reduction of her compensation and benefits within a twenty-four month period following a change of control, Dr. Astrow was entitled to receive a severance benefit of eighteen months of her then-current base salary plus one and one-half times her prorated annual bonus.

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

Upon a change in control of the Company, all of Mr. Harris’s stock options will vest in full. In addition, to the extent that any payments Mr. Harris would be entitled to receive would constitute “parachute payments” (within the meaning of Section 280G of the Internal Revenue Code, as amended), the aggregate amount of such payments would be reduced such that no portion of the payments (after reduction) would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended.

Mr. Harris’s employment agreement also contains customary confidentiality, non-competition and non-solicitation obligations.

Outstanding Equity Awards at Fiscal Year-End

The following table shows grants of stock options and restricted stock awards held by our named executive officers on December 31, 2014.

	Option Awards					Stock Award
								Equity Incentive
						Equity		Plan Awards:
						Incentive		Market or
						Plan Awards:		Payout
						Number of		Value of
		Number of	Number of			Unearned		Unearned
		Securities	Securities			Shares, Units		Shares,
		Underlying	Underlying	Option		or		Units, or Other
		Unexercised	Unexercised	Exercise	Option	Other Rights		Rights That
		Options (#)	Options (#)	Price	Expiration	That Have Not		Have
Name	Grant Date	Exercisable	Unexercisable	($)	Date	Vested (#)		Not Vested ($)
Thomas A. Bologna	12/21/11(1)	600,000		1.20	12/21/21
	12/21/11(2)	300,000		1.20	12/21/21
						270,000	(3)	$86,400	(3)
	07/30/12(4)	129,177	70,823	1.16	07/30/22
	11/20/13(4)	62,835	169,165	1.31	11/20/23
	07/10/14(4)	25,002	174,998	0.88	07/10/24

Stephanie H. Astrow	03/27/12(4)	77,917	32,083	2.04	03/27/22
	07/30/12(4)	10,338	5,662	1.16	07/30/22
	11/20/13(4)	13,546	36,454	1.31	11/20/23
	07/10/14(4)	5,625	39,375	0.88	07/10/24

Kevin R. Harris	06/12/13(4)	39,587	60,413	1.43	06/12/23
	11/20/13(4)	13,000	35,000	1.31	11/20/23
	07/10/14(4)	5,625	39,375	0.88	07/10/24

(1) These options vest monthly over the three-year period following the date of grant.

(2) These options vest in two equal installments on June 1, 2013, and December 1, 2014, or if earlier, the date on which the 30-day trailing average closing price of the Company’s common stock equals or exceeds $1.80.

(3) These shares of restricted stock vest on the date on which the 30-day trailing average closing price of the Company’s common stock equals or exceeds $2.40 or upon a change of control of the Company. The value of the award at year end is based on the closing price of the Company’s common stock of $0.32 on December 31, 2014, the final trading day of calendar year 2014.

(4) These options vest monthly over the four-year period following the date of grant.

Director Compensation

The following table shows the total compensation paid or accrued to each of our non-employee directors during the fiscal year ended December 31, 2014.

	Fees Earned $	Option Awards $
	(1)	(2)	Total
Kirk. K. Calhoun (3)	$60,000	$22,670	$82,670
Sam Chawla (4)	$44,000	$18,136	$62,136
David Schreiber (5)	$35,000	$18,136	$53,136
Michael Serruya (6)	$35,000	$18,136	$53,136
Richard van den Broek (7)	$40,000	$18,136	$58,136
David M. Wurzer (8)	$48,000	$18,136	$66,136

(1) A full description of all fees paid to our directors is provided below. The cash portion of fees paid represent either a 100% of the annual retainer and 100% of the committee retainer fees described below or a prorated portion of the annual retainer and the committee retainer fees described below, based on time served.

(2) This column represents the aggregate grant date fair value of stock options granted to our directors in 2014, determined under FASB ASC Topic 718, Compensation — Stock Compensation. Assumptions used in the calculation of these amounts are included in Note 7 to our financial statements for the year ended December 31, 2014.

(3) The aggregate number of stock options outstanding for this director as of December 31, 2014 was 152,438.

(4) The aggregate number of stock options outstanding for this director as of December 31, 2014 was 81,000.

(5) The aggregate number of stock options outstanding for this director as of December 31, 2014 was 81,000.

(6) The aggregate number of stock options outstanding for this director as of December 31, 2014 was 131,500.

(7) The aggregate number of stock options outstanding for this director as of December 31, 2014 was 108,500.

(8) The aggregate number of stock options outstanding for this director as of December 31, 2014 was 108,500.

There were no changes in the annual cash or stock based retainer of non-employee directors’ compensation during the year ended December 31, 2014. Under the terms of this policy, each of our non-employee directors will receive the following, as applicable:

Annual Retainer	$32,000
Additional Annual Retainers
Non-Executive Chairman of the Board or Lead Director	$12,000
Audit Committee Chairman	$10,000
Audit Committee Non-Chairman Member	$6,000
Compensation Committee Chairman	$10,000
Compensation Committee Non-Chairman Member	$6,000
Nominating and Governance Committee Chairman	$8,000
Nominating and Governance Committee Non-Chairman Member	$3,000

In addition, on the date on which a director commences service on our board of directors, he or she will receive a one-time option to purchase a number of shares of our common stock at an exercise price not less than the fair market value of our common stock on the date of grant as recommended by our Compensation Committee and approved by the full Board. All directors also receive an annual grant of options to purchase a number of shares of our common stock at an exercise price equal to the fair market value of our common stock on the date of grant as recommended by the Compensation Committee and approved by the full Board. The one-time option granted to newly elected directors is typically for the same number of shares as the annual option grant to directors. On November 20, 2013, our Compensation Committee recommended and the full Board approved an annual grant of options to purchase 27,000 shares of our common stock at an exercise price equal to the fair market value of our common stock on the date of grant to each director of the Company except for the Lead Director for whom the Compensation Committee recommended, and the full Board approved, an option to purchase 33,750 shares of our common stock at an exercise price equal to the fair market value of our common stock on such date of grant. The Compensation Committee also recommended and the full Board approved a one-time grant of option to purchase 27,000 shares of our common stock to each of our two newly elected directors in 2013. On July 10, 2014, our Compensation Committee recommended and the full Board approved an annual grant of options to purchase 27,000 shares of our common stock at an exercise price equal to the fair market value of our common stock on the date of grant to each director of the Company except for the Lead Director for whom the Compensation Committee recommended and the full Board approved an option to purchase 33,750 shares of our common stock at an exercise price equal to the fair market value of our common stock on such date of grant. These options vest in full on the earlier of (i) the date of the 2015 annual stockholders meeting of the Company and (ii) one-year anniversary of the grant date.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The table below sets forth certain information as of December 31, 2014 about the Company’s common stock that may be issued upon the exercise of options and rights under all of our existing equity compensation plans:

Securities Authorized For Issuance Under Equity Compensation Plans

				Number of securities remaining
				available for future issuance
	Number of securities to be	Weighted-average exercise		under equity compensation
	issued upon exercise of	price of outstanding options,		plans (excluding securities
	outstanding options, warrants	warrants and rights		reflected in column (a))
Plan Category	and rights (a)	(b)		(c)
Equity compensation plans approved by security holders	2,833,604	$1.62		778,123
Equity compensation plans not approved by security holders	1,170,000	1.20		—
Warrants issued	681,090	0.94	*	-
Total	4,684,694	$1.41		778,123

*On January 30, 2015 the Company issued a “Replacement Warrant” and re-priced this warrant at $0.39.

Securities Authorized For Issuance Outside of Equity Compensation Plans

Thomas A. Bologna Employment Agreement

In connection with Mr. Bologna’s appointment as the Company’s Chief Executive Officer, the Company and Mr. Bologna entered into an employment agreement, effective December 21, 2011, with an initial term of three years, subject to either party’s right to terminate the agreement for any reason. On September 25, 2014, the Company and Mr. Bologna entered into an amendment to Mr. Bologna’s employment agreement which amendment extended the term of Mr. Bologna’s employment agreement to December 31, 2015. Pursuant to the employment agreement, and in reliance on NASDAQ Listing Rule 5636(c), on December 21, 2011, the Company granted Mr. Bologna (i) a stock option to purchase 600,000 shares of the Company’s common stock, which vests monthly over 36 months from the date of grant, subject to his continued employment with the Company, (ii) a stock option to purchase 300,000 shares of the Company’s common stock, which vests in two equal installments on the first day of the 18th and 36th calendar months from the date of grant, subject to his continued employment with the Company, or if earlier, the date on which the 30-day trailing average closing price of the Company’s common stock equals or exceeds $1.80, and (iii) 270,000 shares of restricted common stock of the Company, which vest on the date on which the 30-day trailing average closing price of the Company’s common stock equals or exceeds $2.40. The exercise price of the stock options is $1.20 per share, the closing price of the Company’s common stock on the day prior to the date of grant.

Security Ownership of Directors and Management and Certain Beneficial Owners

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 26, 2015, by (i) each named executive officer listed in the table entitled “Summary Compensation Table” under the section entitled “Executive Compensation”; (ii) each of our directors; (iii) all of our current directors and executive officers as a group; and (iv) each person, entity or group of affiliated person or entities that we believe beneficially owns more than 5% of our outstanding common stock based solely on our review of SEC filings. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. We deem shares of common stock that may be acquired by an individual or group within 60 days of March 26, 2015 pursuant to the exercise of options or warrants to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them based on information provided to us by these stockholders. As of March 26, 2015, there were 38,795,396 shares of our common stock issued and outstanding.

Unless otherwise indicated by footnote, the address for each Beneficial Owner is: c/o Response Genetics, Inc., 1640 Marengo St., 7th Floor, Los Angeles, California 90033.

	Number of Shares		Percentage Shares
Name of Beneficial Owner	Beneficially Owned		Beneficially Owned
Directors and Executive Officers
Thomas A. Bologna	1,278,681	(1)	3.20%
Stephanie H. Astrow	130,113	(1)	*
Kevin R. Harris	78,317	(1)	*
Kirk K. Calhoun	133,000	(1)	*
Sam Chawla	54,000	(1)	*
David R. Schreiber	54,000	(1)	*
Michael Serruya	109,439	(1)	*
Richard van den Broek	343,500	(1)(2)	*
David M. Wurzer	91,500	(1)	*
All current executive officers and directors	2,272,550		5.9%

5% or More Stockholders
Bridger Management, LLC	6,000,000	(3)	15.59%
GlaxoSmithKline plc	5,000,000	(4)	12.9%
Lansdowne Partners Limited Partnership	3,805,161	(5)	9.8%
AWM Investment Company, Inc.	3,786,979	(6)	9.7%
12 West Capital Management LP	2,447,617	(7)	6.3%
All current 5% or More Stockholders	21,039,757		54.2%

* Indicates ownership of less than 1%.

(1)	Includes amounts for stock options that have vested or will vest within 60 days of March 26, 2015.

(2)	This number includes 262,000 shares of common stock held by HSMR Capital Partners QP LP. Mr. van den Broek is the Managing Member of HSMR Advisors, LLC, which is the General Partner of HSMR Capital Partners QP LP. By virtue of his position with the General Partner of HSMR Capital Partners QP LP, Mr. van den Broek has the power to vote and dispose of the reported securities owned by HSMR Capital Partners QP LP. Mr. van den Broek disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein. The remaining 54,500 shares are shares of common stock issuable upon the exercise of options.

(3)	Based on a Schedule 13G/A filed by Bridger Management, LLC (“Bridger Management”) on January 13, 2014, Swiftcurrent Partners, L.P. (“Swiftcurrent Partners”) owns 2,694,000 shares of common stock and Swiftcurrent Offshore, Ltd. (“Swiftcurrent Offshore”) owns 3,306,000 shares of common stock. Swiftcurrent Partners and Swiftcurrent Offshore are referred to herein together as the “Bridger Funds”. The aggregate of 6,000,000 shares held by the Bridger Funds is referred to herein as the “Bridger Shares”. The Bridger Funds are managed by Bridger Management. By virtue of its shared investment control over the Bridger Funds, Bridger Management may be deemed to beneficially own the Bridger Shares. Bridger Management disclaims beneficial ownership of the Bridger Shares except to the extent of its pecuniary interest therein. Roberto Mignone is the managing member of Bridger Management, which has shared investment control over the Bridger Funds. For such reason, Mr. Mignone may be deemed to beneficially own the Bridger Shares. Mr. Mignone disclaims beneficial ownership over the Bridger Shares except to the extent of his pecuniary interest therein. The address of Bridger Management is 90 Park Avenue, 40th Floor, New York, NY 10016.

(4)	This number includes 5,000,000 shares of common stock held directly by Glaxo Group Limited, an indirect wholly owned subsidiary of GlaxoSmithKline plc (“GSK”) as reported on Schedule 13G filed with the SEC on September 21, 2012. The address of GSK is 980 Great West Road, Brentford, Middlesex TW8 9GS England.

(5)	According to a Schedule 13G/A filed by Lansdowne Partners Limited Partnership and Lansdowne Partners Austria GMBH on July 10, 2014, 3,805,161 shares of common stock are held in the account of Lansdowne Developed Markets Strategic Investment Master Fund Limited (the “Master Fund”) and may be deemed to be beneficially owned by Lansdowne Partners Limited Partnership and Lansdowne Partners Austria GMBH by virtue of their respective role as investment advisor to the Master Fund. Lansdowne Partners Limited Partnership and Lansdowne Partners Austria GMBH disclaim beneficial ownership of these securities except to the extent of their respective pecuniary interest therein. The principal address for Lansdowne Partners Limited Partnership is 15 Davies Street, London, United Kingdom W1K 3AG. The principal address for Lansdowne Partners Austria GMBH is Wallnerstrasse 3/21, 1010 Vienna, Austria.

(6)	Based on a Schedule 13G/A filed by Austin W. Marxe, David M. Greenhouse and Adam C. Stettner on January 20, 2015, Messrs. Marxe Greenhouse and Stettner share sole voting and investment power over 980,102 common shares owned by Special Situations Cayman Fund, L.P. (“Cayman”), 1,314,331 common shares owned by Special Situations Life Sciences Fund, L.P. (“Life Sciences”) and 1,492,546 common shares owned by Special Situations Fund III QP, LP. (“QP”). Messrs. Marxe and Greenhouse are the controlling principals of AWM Investment Company, Inc. (“AWM”), the general partner of and investment advisor to Cayman and the investment adviser to QP and Life Sciences. AWM also serves as the general partner of MGP Advisers Limited Partnership, the general partner of QP. Messrs. Marxe and Greenhouse are members of LS Advisers L.L.C., the general partner of Life Sciences. The address of AWM Investment Company, Inc. is 527 Madison Avenue, Suite 2600, New York, NY 10022.

(7)	This number represents 1,679,220 shares of common stock held by 12 West Capital Fund LP (“12 West Onshore Fund”) and 768,397 shares of common stock held by 12 West Capital Offshore Fund LP (“12 West Offshore Fund”), based on a Schedule 13G filed on February 17, 2015. 12 West Capital Management LP (“12 West Management”) serves as the investment manager to 12 West Onshore Fund and 12 West Offshore Fund and possesses the sole power to vote and the sole power to direct the disposition of all securities of Response Genetics, Inc. held by 12 West Onshore Fund and 12 West Offshore Fund. Joel Ramin, as the sole member of 12 West Capital Management, LLC, the general partner of 12 West Management, possesses the voting and dispositive power with respect to all securities beneficially owned by 12 West Management. The address of 12 West Management is 90 Park Avenue, 41st Floor, New York, NY 10016.

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

There have been no related party transactions between January 1, 2015 and the date of filing of this Annual Report on Form 10-K, and there is currently no proposed transaction involving the Company that would constitute a related party transaction.

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

1.	Audit services include audit work performed in the preparation of financial statements, as well as work that generally only the independent registered public accounting firm can reasonably be expected to provide, including comfort letters, statutory audits, quarterly interim reviews and reviews in connection with registration statements, and attest services and consultation regarding financial accounting and/or reporting standards.

2.	Audit-Related services are for assurance and related services that are traditionally performed by the independent registered public accounting firm, including due diligence related to mergers and acquisitions, employee benefit plan audits, and special procedures required to meet certain regulatory requirements.

3.	Tax services include all services performed by the independent auditor's tax personnel except those services specifically related to the audit of the financial statements, and includes fees in the areas of tax compliance, tax planning, and tax advice.

4.	Other Fees are those associated with services not captured in the other categories. The Company generally does not request such services from the independent auditor.

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

Audit Services And Fees

The professional services provided by BDO USA, LLP and the aggregate fees for those services rendered during the years ended December 31, 2013 and 2014 were as follows:

	2013	2014
Audit Fees	$232,156	$276,607
Audit Related Fees	$—	$—
Tax Fees	$20,790	$18,550
All Other Fees	—	—
Total	$252,946	$295,157

FINANCIAL STATEMENTS

73

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Response Genetics, Inc.

Los Angeles, California

We have audited the accompanying consolidated balance sheets of Response Genetics, Inc. and subsidiary as of December 31, 2014 and 2013 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2014. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Response Genetics, Inc. and subsidiary at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO USA, LLP

BDO USA, LLP

Los Angeles, California

March 31, 2015

RESPONSE GENETICS, INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2013	2014
ASSETS
Current assets:
Cash and cash equivalents	$8,148,599	$2,222,491
Accounts receivable, net of allowance for doubtful accounts of $2,404,659 and $2,071,706 at December 31, 2013 and 2014, respectively	6,225,923	7,810,417
Prepaid expenses and other current assets	981,908	1,182,748
Total current assets	15,356,430	11,215,656
Property and equipment, net	1,934,582	1,406,405
Intangible assets, net	767,223	631,149
Other assets	-	191,874
Total assets	$18,058,235	$13,445,084

LIABILITIES, COMMON STOCK CLASSIFIED OUTSIDE OF STOCKHOLDERS’ EQUITY (DEFICIT) AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,694,312	$1,609,741
Accrued expenses	666,675	671,906
Accrued interest	-	149,813
Accrued royalties	1,293,717	967,785
Accrued payroll and related liabilities	1,850,923	1,547,673
Capital lease obligation, current portion	157,238	100,951
Total current liabilities	5,662,865	5,047,869
Capital lease obligation, net of current portion	136,419	103,472
Line of credit	1,000,000	1,500,000
Term loan, net of debt discount of $536,150	-	7,963,850
Total liabilities	6,799,284	14,615,191

Commitments, contingencies and subsequent events (Notes 5 and 12)

Common stock classified outside of stockholders’ equity (deficit) (Note 10)	5,500,000	-

Stockholders’ equity (deficit):
Common stock, $0.01 par value; 70,000,000 shares authorized; 38,712,896 and 38,795,396 shares issued and outstanding at December 31, 2013 and 2014, respectively	337,185	388,010
Additional paid-in capital	70,986,406	77,698,416
Accumulated deficit	(65,297,179)	(78,996,541)
Accumulated other comprehensive loss	(267,461)	(259,992)
Total stockholders’ equity (deficit)	5,758,951	(1,170,107)
Total liabilities, common stock classified outside of stockholders’ equity (deficit) and stockholders’ equity (deficit)	$18,058,235	$13,445,084

The accompanying notes are an integral part of these consolidated financial statements.

RESPONSE GENETICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31,
	2013	2014
Net revenue	$19,801,359	$16,720,327
Cost of revenue	10,456,082	10,011,425
Gross Profit	9,345,277	6,708,902
Operating expenses:
Selling and marketing	5,421,797	5,110,076
General and administrative	10,262,623	12,876,981
Research and development	1,606,662	1,729,433
Total operating expenses	17,291,082	19,716,490
Operating loss	(7,945,805)	(13,007,588)
Other income (expense):
Interest expense	(91,844)	(664,727)
Interest income	48	-
Other	17,086	(27,047)
Net loss	(8,020,515)	(13,699,362)
Unrealized gain (loss) on foreign currency translation	(3,464)	7,469
Comprehensive loss	$(8,023,979)	$(13,691,893)

Net loss per share — basic and diluted	$(0.24)	$(0.35)

Weighted-average common shares — basic and diluted	33,481,439	38,755,546

The accompanying notes are an integral part of these consolidated financial statements.

RESPONSE GENETICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2014
Cash flows from operating activities:
Net loss	$(8,020,515)	$(13,699,362)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	632,975	827,609
Amortization of loan costs and debt discounts	-	57,681
Bad debt expense	3,165,918	5,842,212
Share-based compensation - employees	474,101	776,245
Restricted stock compensation - consultants	-	86,250
Changes in operating assets and liabilities:
Accounts receivable	(3,761,817)	(7,426,707)
Prepaid expenses and other current assets	(371,945)	(205,293)
Accounts payable	503,190	(84,571)
Accrued expenses	322,762	155,043
Accrued royalties	580,941	(325,932)
Accrued payroll and related liabilities	468,658	(303,250)
Deferred revenue	(483,052)	-
Net cash used in operating activities	(6,488,784)	(14,300,075)

Cash flows from investing activities:
Purchase of property and equipment	(428,487)	(49,907)
Purchase and capitalization of software	(179,387)	(54,132)
Cash paid for purchase of assets	(200,000)	-
Proceeds from sale of equipment	-	2,000
Net cash used in investing activities	(807,874)	(102,039)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	6,571,324	-
Proceeds from the issuance of debt, net of costs and debt discount of $386,112	-	8,113,888
Proceeds from line of credit	-	500,000
Proceeds from exercise of stock options	23,993	23,200
Capital lease payments	(188,072)	(168,551)
Net cash provided by financing activities	6,407,245	8,468,537

Effect of foreign exchange rates on cash and cash equivalents	(3,466)	7,469
Net decrease in cash and cash equivalents	(892,879)	(5,926,108)

Cash and cash equivalents:
Beginning of the year	9,041,478	8,148,599
End of the year	$8,148,599	$2,222,491

Cash paid during the period for:
Income taxes	$—	$—
Interest	$91,844	$664,727

Supplemental disclosure of non-cash financing activities:
Equipment and software acquired under capital leases	$239,150	$71,317
Warrants issued with term debt	$-	$377,140
Assets acquired by issuance of common stock	$980,000	$-
Reclassification of mezzanine equity to Stockholders’ Equity (Deficit)	$6,275,723	$5,500,000

The accompanying notes are an integral part of these consolidated financial statements.

RESPONSE GENETICS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
Balances at January 1, 2013	32,797,625	$232,414	$56,766,036	$(57,276,664)	$(263,997)	$(542,211)
Issuance of common stock	5,897,248	58,972	7,492,352	—	—	7,551,324
Exercise of stock options	18,023	180	23,813	—	—	23,993
Reclassification of mezzanine equity, net	—	45,619	6,230,104	—	—	6,275,723
Share-based compensation expense	—	—	474,101	—	—	474,101
Unrealized loss on foreign currency translation	—	—	—	—	(3,464)	(3,464)
Net loss	—	—	—	(8,020,515)	—	(8,020,515)
Balances at December 31, 2013	38,712,896	$337,185	$70,986,406	$(65,297,179)	$(267,461)	$5,758,951
Issuance of restricted stock	62,500	625	85,625	-	-	86,250
Exercise of stock options	20,000	200	23,000	-	-	23,200
Reclassification of mezzanine equity, net	-	50,000	5,450,000	-	-	5,500,000
Share-based compensation expense	-	-	776,245	-	-	776,245
Unrealized gain on foreign currency translation	-	-	-	-	7,469	7,469
Issuance of warrant	-	-	377,140	-	-	377,140
Net loss	-	-	-	(13,699,362)	-	(13,699,362)
Balances at December 31, 2014	38,795,396	$388,010	$77,698,416	$(78,996,541)	$(259,992)	$(1,170,107)

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

Liquidity and Management’s Plans

Since its inception, the Company has devoted substantial effort in developing its products and has incurred losses and negative cash flows from operations, and at December 31, 2013 and 2014 has an accumulated deficit of $65,297,179 and $78,996,541, respectively. The Company is forecasting continued losses and negative cash flows as it funds its sales and marketing activities and research and development programs.

The Company’s current operating plan includes various assumptions concerning the level and timing of cash receipts from sales and cash outlays for operating expenses and capital expenditures. The Company’s ability to successfully carry out its business plan is primarily dependent upon its ability to (1) obtain sufficient additional capital, (2) attract and retain knowledgeable workers, (3) increase its cash collections and (4) generate significant additional revenues. At this time, the Company expects to satisfy its future cash needs primarily through additional financing and/or strategic alternatives. The Company is currently seeking such additional financing and/or strategic alternatives; however, there can be no assurance that any additional financing or strategic alternatives will be available on acceptable terms, if at all. If the Company is unable to timely and successfully raise additional capital, implement strategic alternatives and/or achieve profitability, it will not have sufficient capital resources to implement its business plan or continue its operations, and the Company will most likely be required to reduce certain spending and/or curtail operations, which could have a material adverse effect on the Company’s ability to achieve its intended business objectives. These matters raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the accompanying financial statements to reflect any of the matters discussed above.

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

RESPONSE GENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Response Genetics, Ltd., a Scottish corporation (the “Subsidiary”), which was incorporated in November 2006. The Subsidiary had no employees or active operations during 2013 and 2014. All significant intercompany transactions and balances have been eliminated in consolidation.

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

RESPONSE GENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies - (continued)

Accounts Receivable

Pharmaceutical Accounts Receivable

The Company invoices its clients as specimens are processed and any other contractual obligations are met. The Company’s contracts with clients typically require payment within 45 days of the date of invoice. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its clients to make required payments. The Company specifically analyzes accounts receivable and historical bad debts, client credit, current economic trends and changes in client payment trends when evaluating the adequacy of the allowance for doubtful accounts. Account balances are charged-off against the allowance when it is probable the receivable will not be recovered. To date, the Company’s clients have primarily been large pharmaceutical companies. As a result, bad debts from clinical accounts receivable to date have been minimal. Pharmaceutical company accounts receivable as of December 31, 2013 and 2014 were $1,892,384 and $1,037,834 respectively.  There were no allowances for doubtful accounts recorded against these pharmaceutical accounts receivable at December 31, 2013 and 2014.

ResponseDX® Accounts Receivable

ResponseDX® accounts receivable are recorded from two primary payors: Medicare and third party/private payors (“Private Payors”).  ResponseDX® accounts receivable are recorded at established billing rates less an estimated billing adjustment, based on reporting models utilizing historical cash collection percentages and updated for current effective reimbursement factors.  Management performs ongoing valuations of accounts receivable balances based on management’s evaluation of historical collection experience and industry trends.  Based on the historical experience for the Company’s accounts, management has determined, based on a detailed analysis, that accounts receivable associated with certain billings are unlikely to be collected.  Therefore, the Company has recorded an allowance for doubtful accounts of $2,404,659 and $2,071,706 as of December 31, 2013 and 2014. The Company’s bad debt expense for the years ended December 31, 2013 and 2014 was $3,165,918 and $5,842,212, respectively.

ResponseDX® accounts receivable consisted of the following:

	December 31,	December 31,
	2013	2014
Net Medicare receivable	$2,422,611	$2,814,989
Net Private Payor receivable	4,315,587	6,029,300
	6,738,198	8,844,289
Allowance for doubtful accounts	(2,404,659)	(2,071,706)
	$4,333,539	$6,772,583

As more fully discussed in Note 3 Property and Equipment and Intangible Assets, the Company acquired accounts receivable in August 2013 that had a valuation of $257,000. All of these receivables were collected by December 31, 2013.

As part of its process for evaluating the collectability of aged accounts receivable management identified delays in the Medicare administrative law appeal process for aged accounts receivable that would extend the process significantly (up to two years). Accordingly, management considered this factor in estimating the allowance for doubtful accounts and concluded that an additional allowance of approximately $690,000 was necessary as of December 31, 2013 to reserve for the balance of Medicare accounts receivable as of December 31, 2013 that were going to age greater than one year shortly after December 31, 2013. At December 31, 2014 all Medicare accounts receivable outstanding greater than one year have been reserved 100%.

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

On occasion, the Company may enter into a contract that requires the client to provide an advance payment for specimens that will be processed at a later date. In these cases, the Company records this advance as deferred revenue and recognizes the revenue as the specimens are processed or at the end of the contract period, as appropriate. There was no deferred revenue at December 31, 2013 or December 31, 2014.

In March 2010, the Company entered into a non-exclusive license agreement with GlaxoSmithKline, LLC, which called for certain milestone payments to be made to the Company when certain events specified in the agreement occur, specifically GlaxoSmithKline, LLC submitting an application to use the license to the FDA, the FDA approving the application, and issuance of certain patent applications to the Company. The Company has no further obligations related to these events and therefore has recorded the milestone payments that were due under the agreement into revenue at the time the event occurred. Milestone payments received in 2013 and 2014 were $1,000,000 and $-0-, respectively.

The Company recorded net revenue from pharmaceutical clients of $7,789,985 and $2,124,130 for the years ended December 31, 2013 and 2014, respectively.

ResponseDX® Revenue

The Company recognizes revenues when (a) the price is fixed or determinable, (b) persuasive evidence of an arrangement exists, (c) the service is performed and (d) collectability of the resulting receivable is reasonably assured. The Company’s specialized diagnostic services are performed based on a written test requisition form or electronic equivalent and revenues are recognized once the diagnostic services have been performed, and the results have been delivered to the ordering physician.

Services are provided to certain patients covered by various third-party payer programs including various managed care organizations, commercial insurance plans and Medicare programs. Billings for services under third-party payer programs are included in revenue net of allowances for contractual discounts and allowances for differences between the amounts billed and estimated payment amounts. Significant judgment is inherent in the selection of assumptions and the interpretation of historical experience as well as the identification of external and internal factors affecting the determination of these reserves for Medicare, private health insurance companies, healthcare institutions, and patients. The Company reports revenues from contracted payers, including Medicare, certain insurance companies and certain healthcare institutions, based on the contractual rate, or in the case of Medicare, published fee schedules. The Company reports revenues from non-contracted payers, including certain insurance companies and individuals, based on the amount expected to be collected. The difference between the amount billed and the amount estimated to be collected from non-contracted payers is recorded as a contractual allowance to arrive at the reported net revenues. The expected revenues from non-contracted payers are based on the historical collection experience of each payer or payer group, as appropriate.The assumptions used to determine these contractual allowances are reasonable considering known facts and circumstances. If actual future payments are less than the estimates the Company made at the time of recognizing revenue, the consolidated financial position, results of operations and cash flows may be negatively impacted. If actual future payments are materially different from the contracted amounts or estimates, the difference is accounted for as a change in estimate in the period in which they become known. Adjustments to the estimated payment amounts based on final settlement are recorded upon settlement as an adjustment to revenue. In 2014 and 2013, approximately 38% and 33.5%, respectively, of the Company's revenues were derived directly from the Medicare program. The Company’s Medicare provider number allows it to invoice and collect from Medicare. The Company’s invoicing to Medicare is primarily based on amounts allowed by Medicare for the service provided as defined by Common Procedural Terminology (“CPT”). Laws and regulations governing the Medicare program and healthcare generally are complex and subject to interpretation.

RESPONSE GENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies - (continued)

The following details ResponseDX® revenue for the years ended December 31, 2013 and 2014:

	Year Ended December 31,
	2013	2014

Net Medicare revenue	$4,521,732	$4,886,507

Net Private Payor revenue	7,489,642	9,709,690

Net ResponseDX® revenue	$12,011,374	$14,596,197

The Company recognizes revenue for services covered by Medicare based on the Medicare fee schedule. The Company’s fees for January to October 2013 were based the 2013 initial annual Medicare fee schedule. From October 2013 through December 2013, the fees were based on Centers for Medicare and Medicaid Services (“CMS”) updated payment rates for some, but not all of the Common Procedural Terminology (“CPT”) codes used by the Company. For the remaining CPTs not covered by the CMS update, the Company used the Medicare fees provided by the local Medicare Administrative Contractor proposed reimbursement rates. For 2014, the Company’s Medicare fees were based on the Centers for Medicare and Medicaid Services (“CMS”) proposed “Medicare Program; Revisions to Payment Policies under the Physician Fee Schedule, Clinical Laboratory Fee Schedule & Other Revisions to Part B for CY 2014” released in July 2013.

The Company updates its estimates of Medicare fees based on current information from CMS. The nature of the testing services the Company provides, the evidence the Company gathers to establish the creditworthiness of its payors and the delivery method of its services have not changed from prior periods, and therefore these assumption remain appropriate.

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

License Fees

The Company has licensed technology for the extraction of ribonucleic acid (“RNA”) from formalin-fixed, paraffin-embedded tumor specimens from the University of Southern California (“USC”). Under the terms of the license agreement, the Company is required to pay royalties to USC calculated as a fixed percentage of net sales price as defined in the agreement that the Company generates by using this technology. Total license fees expensed in cost of revenue under the license agreement with USC were $305,616 for the year ended December 31, 2013 and $42,289 for the year ended December 31, 2014. In addition, in the year ended December 31, 2014, the Company recorded credits to the royalty expense of $240,077 in each of the third and fourth quarters, representing, in the aggregate, a one-time $480,154 adjustment for the period over-accruals resulting from a change in the estimate of royalty expense. The net credit of $437,865 is included in our cost of revenue. The Company also maintains a non-exclusive license to use certain patents related to the polymerase chain reaction (“PCR”) of Roche Molecular Systems, Inc. (“Roche”). The Company pays Roche a royalty fee based on revenue that the Company generates through use of this technology. The Company accrues for such royalties at the time revenue is recognized. Royalties expensed in cost of revenue under the Roche agreement totaled $280,325 and $211,932 for the years ended December 31, 2013 and 2014, respectively. Such royalties are included in cost of revenues in the accompanying statements of operations.

Royalty expense is based on a fixed percentage of net sales price as defined in the agreement of specific tests pursuant to terms set forth in the agreements with USC and Roche. The amount due is calculated based on the revenue the Company recognizes using the respective licensed technology. The royalty expense recognized, like the associated revenue, depends on the timing of the specimens submitted by the Company’s clients for testing.

Additionally, the Company periodically analyzes the technical procedures performed in its test offerings to assess which activities utilize licensed technologies and to calculate royalties for use of the licensed technology. The most recent analyses indicate that the Company could owe less than the amounts that have been accrued for royalties payable and based on the Company’s discussions with USC, the Company has taken a credit for its USC royalties over-accrual. Roche is still reviewing the Company’s updated royalty calculations. It is possible that based on Roche’s review and the Company’s discussions with Roche, the Company may further adjust its Roche royalty accrual.

Research and Development

The Company expenses costs associated with research and development activities as incurred. Research and development costs are expensed as incurred and classified as research and development costs. Research and development costs include employee costs (salaries, payroll taxes, benefits, and travel), equipment depreciation and maintenance, laboratory supplies, primers and probes, reagents, patent costs and occupancy costs.

RESPONSE GENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies - (continued)

Line of Credit

On July 14, 2011, the Company entered into a line of credit agreement with Silicon Valley Bank (the “Bank”). The agreement has been amended most recently on July 30, 2014, as discussed below. The line of credit is collateralized by all of the Company’s assets including its pharmaceutical, Private Payor and Medicare receivables. The amended maximum amount that can be borrowed from the credit line is $2,000,000. As of December 31, 2013 and 2014, the amount the Company can draw from the loan was $1,000,000 and $500,000, respectively, calculated as the lesser of (i) the Company’s calculated borrowing base, which was 80% of certain of the Company’s accounts receivable, or (ii) the amount available under the credit line. As of December 31, 2013, the interest fees associated with this line of credit were set at the prime rate plus 1%.  Effective with the July 30, 2014 amendment to this credit agreement, the interest rate was set at prime plus 2.25%. During 2013 and the first half of 2014, the rate charged to the Company was 5%. For the latter half of 2014 the rate charged to the Company was 5.5%. As needed from time to time, the Company may draw on this line for use for general corporate purposes. As of December 31, 2013 and December 31, 2014, the Company has drawn $1,000,000 and $1,500,000 against the line of credit. The line of credit is subject to various financial covenants. In 2013 the Company was in violation of certain of these covenants and, pursuant to an amendment on March 7, 2013, the Bank waived the Company's existing breach of financial covenants under the credit agreement and the parties restructured the line of credit to provide that, among other things: (i) the revolving line of credit's maturity date was extended to March 7, 2015, (ii) the fee for the unused portion of the revolving line of credit was reduced from 0.375% to 0.250% per annum of the average unused portion of the revolving line of credit, (iii) the Company must continue to meet certain reporting requirements including providing financial statements and a certificate of compliance with the terms and conditions of the credit agreement by an authorized officer to the Bank within 45 days of the last day of each calendar quarter, provided that if the Company has less than $4,000,000 in its account at the Bank at any time during such calendar quarter, the Company must provide the financial statements and the certificate of compliance within 30 days of the end of such calendar quarter and provide a monthly report on revenues realized from private payors, (iv) the financial covenants were amended and restated to require the Company to maintain a ratio of quick assets to current liabilities of 1:50 to 1:00 and meet certain specified minimum adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) requirements as defined in the amendment and measured on a monthly basis and (v) the Bank is granted certain additional inspection of books, records and collateral rights.

On July 30, 2014, the Bank waived several additional covenant violations and amended the credit agreement to provide, among other things: (i) an increase in the interest rate to prime plus 2.25%; (ii) the addition of an “Early Termination Fee” of $40,000; (iii) an adjusted quick ratio of at least 1.25 to 1.00; (iv) permission for the Company to receive up to $12,000,000 from a third party term loan; (v) a requirement that the Company maintain quarterly rolling twelve-month net revenue balances beginning December 31, 2014; and (vi) a requirement that the Company maintain quarterly minimum liquidity of $1,000,000 and (vii) an extension of the revolving line of credit's maturity date to July 25, 2016. At December 31, 2014 the Company was in compliance with these covenants.

As of December 31, 2013 and 2014, the line of credit under the credit agreement was classified as a non-current liability of the Company on the accompanying balance sheet as the line of credit had a maturity date of greater than one year.

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

RESPONSE GENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies - (continued)

SWK Term Loan

On July 30, 2014 (the “Closing Date”), the Company entered into a credit agreement (the “SWK Credit Agreement”) with SWK Funding LLC, as the administrative agent (the “Agent” or “SWK”), and the lenders (including SWK) party thereto from time to time (the “Lenders”). The SWK Credit Agreement provides for a multi-draw term loan to the Company (the “Loan”) up to a maximum principal amount of $12,000,000 (the “Loan Commitment Amount”). On the Closing Date, the Lenders advanced the Company an amount equal to $8,500,000 which is due and payable on July 30, 2020 (the “Term Loan Maturity Date”) or such earlier date on which the Loan Commitment Amount is terminated pursuant to the terms of the SWK Credit Agreement. On February 3, 2015 (the “Amendment Closing Date”), the Company and SWK entered into a first amendment (the “Amendment”) to the SWK Credit Agreement.  Pursuant to the Amendment, the Company drew an additional $1,500,000 of the Loan Commitment Amount increasing the total amount advanced to the Company under the SWK Credit Agreement to $10,000,000.

The Loan bears interest at a rate equal to the LIBOR Rate (as defined in the SWK Credit Agreement) plus an applicable margin of 12.5% per annum, subject to a one percent (1.0%) LIBOR floor. Interest on the Loan is due and payable in arrears (i) on the forty-fifth (45th) day following the last calendar day of each of the months of September, December, March, and June, commencing on November 15, 2014, (ii) upon a prepayment of the Loan and (iii) on the Term Loan Maturity Date. At December 31, 2014, the interest rate charged to the Company was 13.5%. Upon the earlier of (a) the Term Loan Maturity Date or (b) full repayment of the Loan, the Company is also required to pay an exit fee.

On September 9, 2014, SWK, in its capacity as the initial Lender, assigned part of its interests under the SWK Credit Agreement to SG-Financial, LLC (“SG”). Pursuant to the assignment, SG was assigned $2,500,000 of the $8,500,000 Closing Date initial advance to the Company and $1,029,412 of the subsequent term loan commitment. Pursuant to the assignment, as of the effective date of the assignment, SG became a party to the SWK Credit Agreement as a Lender. On January 30, 2015, SG assigned all of its interests under the SWK Credit Agreement to SWK. As such, as of January 30, 2015, SWK is the sole Lender under the SWK Credit Agreement.

On the Closing Date, the Company issued to the Agent a warrant (the “Initial Warrant”) to purchase up to 681,090 shares of the Company's common stock. The Initial Warrant was exercisable, in whole or in part, from the date of issuance until and including July 30, 2020 at an exercise price of $0.936 per share, and was subject to customary adjustments for stock splits, stock dividends, recapitalization and the like. The relative fair value of the Initial Warrant was $377,140, or approximately $0.55 per covered share, using a Black-Scholes pricing model with the following assumptions: 2.01% risk free rate, 0% dividend, 101.5% volatility, and six-year expected life. The value of the warrant was recorded on the balance sheet included in additional paid-in capital. On September 9, 2014, the Agent assigned a portion of the Initial Warrant consisting of the right to purchase 200,321 shares of common stock to SG (the “SG Initial Warrant”). On January 30, 2015, SG assigned the SG Initial Warrant back to the Agent and on the Amendment Closing Date, the Company replaced the Initial Warrant to purchase the total 681,090 shares of the Company’s common stock with a new warrant with an adjusted exercise price (the “Replacement Warrant”).   The Replacement Warrant is exercisable up to and including July 30, 2020 at an exercise price of $0.39 per share.  The Agent may exercise the Replacement Warrant on a cashless basis at any time.  In the event the Agent exercises the Replacement Warrant on a cashless basis, the Company will not receive any proceeds.  The exercise price of the Replacement Warrant is subject to customary adjustments for stock splits, stock dividends, recapitalizations and the like.

In addition, on the Amendment Closing Date, the Company issued the Agent a new warrant (the “First Amendment Warrant”) to purchase 576,923 shares of Common Stock.  The First Amendment Warrant is exercisable up to and including February 3, 2021 at an exercise price of $0.39 per share, subject to adjustment.  The Agent may exercise the First Amendment Warrant on a cashless basis at any time.  In the event the Agent exercises the First Amendment Warrant on a cashless basis, the Company will not receive any proceeds.  The exercise price of the First Amendment Warrant is subject to customary adjustments for stock splits, stock dividends, recapitalizations and the like.

For accounting purposes, the proceeds received pursuant to the SWK Credit Agreement were allocated to the liability for debt, a debt issuance discount and additional paid-in capital for the Initial Warrant based upon the relative fair value of the loan and the Initial Warrant. The amounts recorded in the financial statements were $8,500,000 for loan liability, $576,161 for debt issuance discount and $377,140 to additional paid-in capital for the Initial Warrant. Additionally, the Company recorded deferred loan issuance costs of $187,092 for investment banker fees and legal fees incurred to enter into the SWK Credit Agreement. The debt issuance discount and the deferred issuance costs are being amortized to interest expense over the six-year term of the loan.

RESPONSE GENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies - (continued)

The remaining $2,000,000 of the Loan Commitment Amount (the “Subsequent Term Loan”) may be advanced to the Company upon written request to the Agent during the period beginning on the Amendment Closing Date and ending February 28, 2016 provided that (i) no default or event of default has occurred or is continuing under the SWK Credit Agreement, (ii) the aggregate revenue recognized by the Company and any of its subsidiaries during any period of four (4) consecutive fiscal quarters ending prior to December 31, 2015 exceeds a certain dollar amount threshold and (iii) the Agent has received an executed warrant (the “Subsequent Term Loan Warrant”) to purchase a number of shares of common stock equal to the number obtained when the amount of the Subsequent Term Loan is multiplied by 15% and the product is divided by the exercise price of such warrant. The exercise price of the Subsequent Term Loan Warrant will be equal to the lower of (a) the average closing price of the common stock on the previous 5 trading days before the closing date of the Subsequent Term Loan, or (b) the closing price of the common stock on the last trading day prior to such Subsequent Term Loan’s closing date. The Subsequent Term Loan Warrant will be exercisable for a period of six years from the closing date of the Subsequent Term Loan, subject to adjustment. Upon issuance, the Agent may exercise the Subsequent Term Loan Warrant on a cashless basis at any time. In the event the Lender exercises the Subsequent Term Loan Warrant on a cashless basis, the Company will not receive any proceeds. The exercise price of the Subsequent Term Loan Warrant is subject to customary adjustments provisions for stock splits, stock dividends, recapitalizations and the like.

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

As of December 31, 2014, the term debt under SWK Credit Agreement was classified as a non-current liability of the Company on the accompanying balance sheet as the repayment terms are based on future revenues that cannot be reasonably estimated and therefore all outstanding amounts are classified as non-current.

The SWK Credit Agreement contains customary affirmative and negative covenants for credit facilities of its type, including covenants that limit the Company’s ability to pay dividends or redeem outstanding equity interests, incur additional indebtedness, grant additional liens, engage in any other type of business, make investments, merge, consolidate or sell all or substantially all of its assets and enter into transactions with related parties. The SWK Credit Agreement also contains certain financial covenants, including certain minimum aggregate revenue requirements. The Company was in compliance with these covenants at December 31, 2014.

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

ASC 740, Income Taxes, clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. As of December 31, 2013 and 2014, the Company does not have a liability for unrecognized tax benefits. The Company recognizes interest and penalties associated with tax matters as part of the income tax provision, and the Company includes accrued interest and penalties with the related tax liability in the balance sheet. For the years ended December 31, 2013 and 2014, there were no interest or penalties recorded on the consolidated statement of operations.

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

Comprehensive Loss

The components of comprehensive loss are net loss and foreign currency translation adjustments for the years ended December 31, 2013 and 2014.

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

Advertising costs

The Company markets its services through its advertising activities in trade publications and on the internet. Advertising costs are included in selling and marketing expenses on the statements of operations and are expensed as incurred.  Advertising costs for the years ended December 31, 2013 and 2014 were $16,677 and $62,793, respectively.

Concentration of Credit Risk Clients and Limited Suppliers

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has never experienced any losses related to these balances. At December 31, 2013 and 2014, the Company had $7,726,681 and $1,960,623 in cash and cash equivalents that exceeded federally insured limits. At December 31, 2013 and 2014, $6,969 and $6,571 of cash was held outside of the United States.

RESPONSE GENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies - (continued)

Revenue sources that accounted for greater than 10 percent of revenue are provided below (* indicates amount is below 10%):

	Year Ended December 31,
	2013		2014
	Revenue	Percent of Total Revenue	Revenue	Percent of Total Revenue
GlaxoSmithKline entities:
GlaxoSmithKline LLC	$1,134,366	5.8%	$174,597	*	%
GlaxoSmithKline Biologicals S.A.	$3,534,619	17.9%	$1,287,184	*	%
Total GlaxoSmithKline entities	$4,668,985	23.7%	$1,461,781	*	%
Medicare, net of contractual allowances	$4,521,732	22.8%	$4,886,507	29.2%

Clients that accounted for greater than 10 percent of gross accounts receivable are provided below (* indicates amount is below 10%):

	As of December 31,
	2013		2014
	Receivable Balance	Percent of Gross Receivables	Receivable Balance	Percent of Gross Receivables
GlaxoSmithKline entities:
GlaxoSmithKline LLC	$597,937	6.9%	$174,547	*	%
GlaxoSmithKline Biologicals S.A.	$544,298	6.3%	$588,212	*	%
Total GlaxoSmithKline entities	$1,142,235	13.2%	$762,759	*	%
Medicare, net of contractual allowances	$2,422,611	28.1%	$2,814,989	28.5%

RESPONSE GENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies - (continued)

Many of the supplies and reagents used in the Company’s testing process are procured from a limited number of suppliers. Any supply interruption or an increase in demand beyond the suppliers’ capabilities could have an adverse impact on the Company’s business. Management believes it can identify alternative sources, if necessary, but it is possible such sources may not be identified in sufficient time to avoid an adverse impact on its business. Refer also to Note 6 for further discussion regarding these supply agreements. The Company purchases certain laboratory supplies and reagents primarily from a limited number of suppliers. The Company made approximately 87% of its reagent purchases from four suppliers during the year ended December 31, 2013 and made approximately 73% of its reagent purchases from three suppliers during the year ended December 31, 2014.

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

ASU 2014-09 is effective for public companies for annual periods beginning after December 15, 2016 and interim periods within those annual periods, and early adoption is not permitted. ASU 2014-09 may be applied using either a full retrospective approach, in which all years included in the financial statements are presented under the revised guidance, or a modified retrospective approach. Under the modified retrospective cumulative catch-up approach, financial statements will be prepared using the new standard for the year of adoption, but not for prior years. Under this method, entities will recognize a cumulative catch-up adjustment to the opening balance of retained earnings at the effective date for contracts that still require performance by the company and disclose all line items in the year of adoption as if they were prepared under the old revenue guidance. The Company is currently evaluating the impact of ASC 606, but at the current time does not know what impact the new standard will have on revenue recognized and other accounting decisions in future periods, if any, nor what method of adoption will be selected if the impact is material.

In August 2014, the Financial Accounting Standards Board issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-09”). ASU 2014-15 provides guidance on management's responsibility in evaluating whether there is substantial doubt about a company's ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company's ability to continue as a going concern within one year from the date the financial statements are issued. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods thereafter; earlier adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial condition, results of operations or cash flows.

RESPONSE GENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Property and Equipment and Intangible Assets

Property and equipment consists of the following:

	December 31,	December 31,
	2013	2014
Laboratory equipment	$4,468,055	$4,543,019
Furniture and equipment	736,886	762,466
Leasehold improvements	487,843	496,523
	5,692,784	5,802,008
Less: Accumulated depreciation	(3,758,202)	(4,395,603)
Total property and equipment, net	$1,934,582	$1,406,405

Purchased software	$749,587	$803,719
Internally developed software	213,361	213,361
Trademarks	33,000	33,000
	995,948	1,050,080
Less: Accumulated amortization	(228,725)	(418,931)
Total intangible assets, net	$767,223	$631,149

Intangible assets are carried at the cost to obtain them. Internally developed intangible assets are amortized using the straight-line method over the estimated useful life of five years. During the first quarter of 2013, the Company deployed its new Laboratory Information Management System (“LIMS”) and began amortizing the cost.

Depreciation and amortization expense, included in general and administrative expenses for the years ended December 31, 2013 and 2014 was $632,975 and $827,609, respectively.

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

Based upon a valuation of the acquired Pathwork assets, the purchase price was allocated as follows: $257,000 to accounts receivable, $785,000 to laboratory equipment, and $138,000 to internally developed software and other intangible assets. The Company launched the Pathwork acquired Tissue of Origin test commercially as its ResponseDX: Tissue of Origin® test in February 2014. Therefore, depreciation and amortization of these assets began during the first quarter of 2014 over their expected useful lives, which are approximately five years.

Expected future amortization of intangible assets over the next five years ending December 31 is as follows: $193,926 in 2015, $179,887 in 2016, $160,028 in 2017, $59,413 in 2018 and $4,895 thereafter.

Capital Leases

The Company leases certain equipment and related software that is recorded as capital leases. This equipment and software is included in property and equipment on the accompanying balance sheet as of December 31, 2013 and 2014 as follows:

	2013	2014
Equipment and software financed under capital leases	$584,150	$655,467
Less: Accumulated amortization	(320,769)	(472,679)
Equipment and software financed under capital leases, net	$263,381	$182,788

RESPONSE GENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Property and Equipment and Intangible Assets - (continued)

Future minimum lease payments under capital leases as of December 31, 2014 are as follows:

Years ending December 31,
2015	$129,154
2016	68,792
2017	16,364
2018	16,364
Thereafter	9,546
Total minimum lease payments	240,220
Less amount represented by interest	(35,797)
Less current portion	(100,951)
Capital lease obligation, net of current portion	$103,472

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

The following table sets forth the computation for basic and diluted loss per share:

	Year Ended December 31,
	2013	2014
Numerator:
Net loss	$(8,020,515)	$(13,699,362)
Numerator for basic and diluted earnings per share	$(8,020,515)	$(13,699,362)

Denominator:
Denominator for basic and diluted earnings per share — weighted-average shares outstanding	33,481,439	38,755,546

Basic and diluted loss per share	$(0.24)	$(0.35)

Outstanding stock options to purchase 2,288,076 and 2,833,604 shares for the years ended December 31, 2013 and 2014, respectively, were excluded from the calculation of diluted loss per share as their effect would have been anti-dilutive. Outstanding warrants and restricted stock units of 681,090 and 270,000 were excluded from the calculation of diluted loss per share as their effect would have been anti-dilutive at December 31, 2014.

5. Commitments and Contingencies

Operating Leases

The Company leases 27,446 square feet of office and laboratory space in Los Angeles, California, under a non-cancelable operating lease that was amended on February 3, 2014 to, among other things, extend the term of the lease to June 30, 2015. The Company had the option to extend the lease to June 30, 2016 which option the Company exercised on February 26, 2015.

Rent expense, which is classified in cost of revenue, general and administrative, and research and development expenses was $683,926 and $841,309 for the years ended December 31, 2013 and 2014, respectively.

RESPONSE GENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Commitments and Contingencies - (continued)

Future minimum lease payments by year and in the aggregate due under noncancelable operating leases for facilities, equipment and software as a service, consist of the following at December 31, 2014:

Years Ending December 31,
2015	$582,018
2016	35,807

Total	$617,825

Guarantees

The Company enters into indemnification provisions under its agreements with other counterparties in its ordinary course of business, typically with business partners, clients and landlords. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities. These indemnification provisions generally survive termination of the underlying agreement. The Company reviews its exposure under these agreements no less than annually, or more frequently when events require. The Company believes the estimated fair value of these agreements is minimal as, historically, no payments have been made by the Company under these indemnification obligations. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2013 and December 31, 2014.

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

In consideration for this license, the Company agreed to pay USC royalties based on a percentage of net sales of products or services that make use of RGI-1 and related technology and to meet a certain minimum in royalty payments.   Royalty expense relating to this agreement amounted to $305,616 and $42,289 for the years ended December 31, 2013 and 2014, respectively.  In addition, in the year ended December 31, 2014, the Company recorded credits to the royalty expense of $240,077 in each of the third and fourth quarters, representing, in the aggregate, a one-time $480,154 adjustment for prior period over-accruals resulting from a change in the estimate of the royalty expense. The net credit of $437,865 is included in cost of revenue in the accompanying statements of operations.

RESPONSE GENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. License and Collaborative Agreements - (continued)

License Agreement with Roche Molecular Systems (“Roche”)

In November 2004, the Company entered into a non-exclusive license to use Roche’s technology including specified nucleic acid amplification processes (“PCR Processes”) to perform certain human invitro clinical laboratory services. In consideration for this license, the Company is obligated to pay royalties to Roche, based on a percentage of net sales of products or services that make use of the PCR Processes. Royalty expense included in cost of revenue relating to this agreement amounted to $280,325 and $211,932 for the years ended December 31, 2013 and 2014, respectively.

In November 2004, the Company also entered into an agreement with Roche, pursuant to which the Company is collaborating with Roche to produce commercially viable assays used in the validation of genetic markers for pharmaceutical companies. Specifically, the Company has licensed the rights to Roche to use the pre-diagnostic assays the Company develops in the course of using its RNA-extraction technologies to provide testing services to pharmaceutical companies and to produce diagnostic kits that then can be sold commercially to those pharmaceutical companies. Roche is required to pay the Company royalties of a certain percentage of net sales of such diagnostic kits sold to pharmaceutical companies. Through December 31, 2014, Roche has not been required to pay any royalties to the Company pursuant to this agreement.

RESPONSE GENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. License and Collaborative Agreements - (continued)

Services Agreement with Taiho Pharmaceutical Co., Ltd. (“Taiho”)

In July 2001, the Company entered into an agreement with Taiho pursuant to which the Company provided Taiho with RGI-1 generated molecular-based tumor analyses for use in guiding chemotherapy treatment for cancer patients and for use in Taiho’s business of developing and marketing pharmaceutical and diagnostic products for use against cancer. The agreement was subsequently amended and extended through December 31, 2013. The agreement was not renewed or amended for 2014. Revenue recognized under this agreement for the years ended December 31, 2013 and 2014 was $950,000 and $-0-, respectively.

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

The Company recognized revenue of $1,134,366 and $174,597 relating to the GSK agreement for the years ended December 31, 2013 and 2014, respectively.

Non-Exclusive License Agreement with GSK

In March 2010, the Company entered into a non-exclusive license agreement with GSK.  Under the agreement, the Company granted GSK a non-exclusive, sublicenseable license to its proprietary PCR analysis technology and diagnostic expertise to assess BRAF gene mutations in human tumor samples.  As part of the agreement, the Company received a non-refundable technology access fee in consideration for the transfer of the Company’s technology to GSK. The agreement also contains milestone provisions which allowed the Company to earn up to $1.5 million in further payments from GSK.  The Company earned milestone payments from GSK totaling $1,000,000 for the year ended December 31, 2013. This amount is included in the total revenue from GSK discussed above.

RESPONSE GENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. License and Collaborative Agreements - (continued)

Master Services Agreement with GlaxoSmithKline Biologicals S.A. (“GSK Bio”)

On July 26, 2012, the Company entered into a second amended and restated master services agreement with GSK Bio, the vaccine division of GSK. The agreement, which was effective as of May 15, 2012, was amended to extend the term to December 31, 2015 on December 17, 2014. Pursuant to this agreement, as amended, the Company provides testing services for clinical trials and epidemiology studies relating to GSK Bio’s cancer immunotherapies. The Company performs these testing services on a fee-for-service basis as embodied in written task orders. GSK Bio retains the intellectual property rights to inventions, improvements and data resulting from the services performed under the Agreement. The Company retains all intellectual property rights to its testing services, proprietary processes. All intellectual property owned by either party on the date of the Agreement remains the exclusive property of the owning party.

The Agreement will which expire on December 31, 2015 provided that any outstanding task orders at the time of termination will not automatically terminate (unless otherwise agreed in writing by the parties), and any such task orders will continue for the respective terms specified in such task orders (and the parties shall continue to perform their obligations under such task orders. GSK Bio may terminate the agreement, without cause, upon 90 days’ written notice to the Company. The Company may terminate the agreement, without cause, upon one year’s written notice to GSK Bio. The agreement may also be terminated early if either party enters bankruptcy or similar proceedings or in the event of a material breach. GSK Bio may terminate the agreement immediately if the Company experiences a “change of control,” as defined in the agreement.

The agreement with GSK Bio also provides for mutual indemnification by the parties and contains customary representations, warranties and covenants, including covenants governing the parties’ use of confidential information and representations regarding adequate insurance coverage or self-insurance.

The Company recognized revenue of $3,534,619 and $1,287,184 relating to the services performed for GSK Bio for the years ended December 31, 2013 and 2014, respectively.

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

This agreement had an initial term of five years, with an automatic renewal for an additional three-year term unless either party gives 90 days’ notice in advance of the renewal date of its intent not to renew. As neither party gave notice of intent not to renew, the agreement has automatically renewed for a successive three year period. Pursuant to the agreement, SBC receives a percentage of the gross margin, as defined in the agreement, collected from the Company’s clients in China as compensation for its testing services performed. For the year ended December 31, 2013, and December 31, 2014, testing services totaled $35,027 and $48,948, respectively.

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

On October 26, 2006, the Board of Directors of the Company approved, and on May 1, 2007, reapproved the adoption of the 2006 Employee, Director and Consultant Stock Plan (the “2006 Stock Plan”). The stockholders approved the 2006 Stock Plan on June 1, 2007. The initial number of shares which may be issued from time to time pursuant to the 2006 Stock Plan was 2,160,000 shares of common stock. Also, the 2006 Stock Plan includes the number of shares subject to purchase under options issued under the 2000 Stock Plan, where the options expired on or after October 18, 2006, subject to a maximum of 210,000 additional options.  In addition, on the first day of each fiscal year of the Company during the period beginning in fiscal year 2008 and ending on the second day of fiscal year 2017, the number of shares that may be issued from time to time pursuant to the 2006 Stock Plan is increased by the lesser of (i) 200,000 shares or equivalent, after determination of the effect of any stock split, stock dividend, combination or similar transactions as set forth in the 2006 Stock Plan, (ii) 5% of the number of outstanding shares of common stock of the Company on such date or (iii) an amount determined by the Board of Directors of the Company.  The initial number of shares available for issuance of 2,160,000 increased by 210,000 for options issued under the 2000 Stock Plan expiring after October 2006 and by 200,000 in each year from 2008 through 2014, resulting in the total number of shares that may be issued as of January 1, 2014 to be 3,770,000.  As of December 31, 2014, there were 778,123 options available for grant under the 2006 Stock Plan.

Employee options vest according to the terms of the specific grant and expire 10 years from the date of grant. Non-employee option grants to date vest typically over a 2 to 3 year period. Under the 2006 Stock Plan, the Company had 2,833,604 options outstanding at a weighted average exercise price of $1.62 at December 31, 2014. There were 1,334,675 non-vested stock options with a weighted average grant date fair value of $0.86 outstanding at December 31, 2014.  As of December 31, 2014, there was $886,906 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2006 Stock Plan.  That cost is expected to be recognized over a weighted-average period of 2.6 years.

Except for the certain grants of restricted common stock and common stock options containing market conditions as described below, the Company estimated share-based compensation expense for the years ended December 31, 2013 and 2014 using the Black-Scholes model with the following weighted average assumptions:

	Year Ended December 31,
	2013	2014
Risk free interest rate	0.90-1.77%	1.78-1.91%
Expected dividend yield	—	—
Expected volatility	102.2-107.4%	98.4-103.3%
Expected term **(in years)	5.0-6.0	5.5-6.0
Forfeiture rate***	7.0%	0% -21%

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

*** Forfeiture range represents 0% for directors and 21% for employees.

RESPONSE GENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Stock Option Plans - (continued)

The following table summarizes the stock option activity for the 2000 Stock Plan and the 2006 Stock Plan for the years ended December 31, 2013 and 2014:

		Weighted
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value
Outstanding, December 31, 2012	1,749,310	$2.12	8.32	$151,919
Granted	1,115,750	1.33
Exercised	(18,023)	1.33
Expired	(253,060)	2.30
Forfeited	(305,901)	1.39
Outstanding, December 31, 2013	2,288,076	$1.83	8.41	$1,082
Granted	815,250	0.87
Exercised	(20,000)	1.16
Expired	(47,923)	1.35
Forfeited	(201,799)	1.24
Outstanding, December 31, 2014	2,833,604	1.62	7.91	-
Exercisable, December 31, 2014	1,498,929	$2.07	6.94	$-

The weighted-average grant-date fair value of options granted during the years ended December 31, 2013 and 2014 was $1.07 and $0.70, respectively.  The aggregate intrinsic value of outstanding options at December 31, 2014 and the options exercised during 2014 were $-0- and $7,605, respectively, which represents options whose exercise price was less than the closing fair market value of the Company’s common stock on December 31, 2014 of $0.32.

The following table provides additional information in regards to options outstanding as of December 31, 2014:

	Options Outstanding		Options Exercisable
		Weighted Average		Weighted Average
		Remaining		Remaining
	Number of	Contractual	Number of	Contractual
Exercise Price	Options	Term	Options	Term
$0.67 to 0.99	730,771	9.5	68,635	9.5
1.00 to 1.99	1,597,331	8.1	956,875	7.8
2.00 to 2.99	288,002	6.6	255,919	6.5
3.00 to 3.99	71,000	3.6	71,000	3.6
4.29	11,500	2.6	11,500	2.6
7.00	135,000	2.4	135,000	2.4
	2,833,604	7.9	1,498,929	6.9

Stock-based compensation expense - employees was classified in the results of operations as follows:

	Year Ended December 31,
	2013	2014
Cost of revenue	$30,527	$44,597
Selling and marketing expense	29,791	36,321
General and administrative expense	372,158	642,564
Research and development expense	41,625	52,763
Totals	$474,101	$776,245

RESPONSE GENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Stock Option Plans - (continued)

Restricted stock compensation expense – consultants was classified in the results of operations as follows:

	Year Ended December 31,
	2013	2014
General and administrative expense	$-	$86,250

Thomas Bologna was appointed Chief Executive Officer of the Company on December 21, 2011 and in connection with his appointment, Mr. Bologna was awarded stock options outside of the 2006 Stock Plan. On September 25, 2014, the Company and Mr. Bologna entered into an amendment to Mr. Bologna’s employment agreement which amendment extended the term of Mr. Bologna’s employment agreement to December 31, 2015. Pursuant to the employment agreement between the Company and Mr. Bologna, dated December 21, 2011, and in reliance on NASDAQ Listing Rule 5636(c), the Company granted Mr. Bologna (i) a stock option to purchase 600,000 shares of the Company’s common stock, which vests monthly over 36 months from the date of grant, subject to his continued employment with the Company, (ii) a stock option to purchase 300,000 shares of the Company’s common stock, which vests in two equal installments on the first day of the 18th and 36th calendar months from the date of grant, subject to his continued employment with the Company, or if earlier, the date on which the 30-day trailing average closing price of the Company’s common stock equals or exceeds $1.80, and (iii) 270,000 shares of restricted common stock of the Company, which vest on the date on which the 30-day trailing average closing price of the Company’s common stock equals or exceeds $2.40. The exercise price of the stock options is $1.20 per share, the closing price of the Company’s common stock on the day prior to the date of grant. The expense recognized in connection with these grants was approximately $178,122 and $168,149 for the years ended December 31, 2013 and 2014, respectively, and is included in the above table.

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

The following table summarizes these awards to Mr. Bologna:

			Intrinsic
			Value as of			Remaining
			December 31,		Options	Contractual
Type	Grant Date	Number of Awards	2014	Exercise Price	Exercisable	Term
Restricted Shares of Common Stock	12/21/2011	270,000	$—	$1.20	—	7.0
Options	12/21/2011	600,000	$—	$1.20	600,000	7.0
Options	12/21/2011	300,000	$—	$1.20	300,000	7.0

During the first quarter of 2012, Mr. Bologna’s stock option award of 300,000 shares met the conditions for vesting in that the 30-day trailing average closing price of the Company’s common stock exceeded $1.80. The Company recognized expense of $129,000 for the vesting of this tranche of options for Mr. Bologna’s stock awards during the quarter ended March 31, 2012.

8. Income Taxes

The components of the income tax provision were as follows:

Year Ended December 31,
	20123	2014
Current
Federal	$—	$—
Foreign	—	—
State	—	—
Total	—	—
Deferred
Federal	—	—
Foreign	—	—
State	—	—
	—	—
Income tax provision	$—	$—

RESPONSE GENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Income Taxes - (continued)

For financial statement purposes, loss before income tax provision includes the following components:

	Year Ended December 31,
	2013	2014

Domestic	$(8,012,906)	$(13,691,729)
Foreign	(7,609)	(7,633)
	$(8,020,515)	$(13,699,362)

A reconciliation of the expected income tax benefit computed using the federal statutory income tax rate of 34% to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2013	2014
Income tax benefit based on federal statutory rate	$(2,729,000)	$(4,658,000)
State income tax benefit, net of federal income tax	(413,000)	(70,000)
Change in deferred tax valuation allowance	3,048,000	4,478,000
Stock-based compensation	75,000	203,000
Foreign net operating loss	-	—
Other, net	19,000	47,000
Income tax provision	$—	$—

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and deferred tax liabilities are presented below:

	December 31, 2013	December 31, 2014
Deferred tax assets:
Domestic net operating loss carryforwards	$15,627,000	$20,598,000
Foreign net operating loss carryforwards	800,000	802,000
Deferred revenue	-	—
Federal and state tax credit	297,000	297,000
Stock-based compensation	682,000	803,000
Capitalized costs	1,232,000	1,164,000
Other, net	2,129,000	1,581,000
Total gross deferred tax assets	20,767,000	25,245,000
Less valuation allowance on deferred tax assets	(20,767,000)	(25,245,000)
Net deferred taxes	—	—
Deferred tax liabilities:
Plant and equipment, principally accelerated depreciation	—	—

Total deferred tax liabilities	—	—
Net deferred taxes	$—	$—

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

As of December 31, 2014, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $54 million and $41 million, respectively. If not utilized, the federal net operating loss and tax credit carryforwards expire beginning in 2021. The state net operating loss carryforward expires beginning in 2015. Section 382 of the Internal Revenue Code contains rules that limit the ability of a company that undergoes an ownership change, which is generally a change in ownership of more than 50.0 percent of its stock over a three-year period, to utilize its net operating loss carryforwards. The Company has had numerous transactions in its common stock, and these transactions may have resulted in a change in ownership that limits the utilization of net operating loss carryforwards. The Company has not evaluated the impact of Section 382, if any, on its ability to utilize its net operating loss carry forwards in future years.

RESPONSE GENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Income Taxes - (continued)

As of December 31, 2014, the Company had U.K. net operating loss carryforwards totaling approximately $3.0 million that may be carried forward indefinitely. A full valuation allowance has been provided against this asset.

9. Segment Information

The Company operates in a single reporting segment, with operating facilities in the United States.

The following enterprise wide disclosure was prepared on a basis consistent with the preparation of the financial statements. The following tables contain certain financial information by geographic area:

	Year Ended December 31,
	2013	2014
Revenue: (Customer geographic location)
United States	$15,219,155	$15,335,888
Europe	3,556,354	1,322,669
Other International	1,028,850	61,770
	$19,801,359	$16,720,327

	December 31,	December 31,
	2013	2014
Long-lived assets:
United States	$2,681,666	$2,037,554
	$2,681,666	$2,037,554

10. Offerings of Common Stock

August 2013 Issuance of Registered Shares of Common Stock of the Company as Part of the Acquisition of the Pathwork Diagnostics, Inc. Assets

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

July 2014 and February 2015 Issuance of Warrants in Connection with the SWK Credit Facility

On July 30, 2014 (the “Closing Date”), the Company entered into a credit agreement (the “SWK Credit Agreement”) with SWK Funding LLC, as the administrative agent (the “Agent” or “SWK”), and the lenders (including SWK) party thereto from time to time (the “Lenders”). The SWK Credit Agreement provides for a multi-draw term loan to the Company (the “Loan”) up to a maximum principal amount of $12,000,000 (the “Loan Commitment Amount”). On the Closing Date, the Lenders advanced the Company an amount equal to $8,500,000 which is due and payable on July 30, 2020 (the “Term Loan Maturity Date”) or such earlier date on which the Loan Commitment Amount is terminated pursuant to the terms of the SWK Credit Agreement. On February 3, 2015 (the “Amendment Closing Date”), the Company and SWK entered into a first amendment (the “Amendment”) to the SWK Credit Agreement.  Pursuant to the Amendment, the Company drew an additional $1,500,000 of the Loan Commitment Amount increasing the total amount advanced to the Company under the SWK Credit Agreement to $10,000,000.

On the Closing Date, the Company issued to the Agent a warrant (the “Initial Warrant”) to purchase up to 681,090 shares of the Company's common stock. The Initial Warrant was exercisable, in whole or in part, from the date of issuance until and including July 30, 2020 at an exercise price of $0.936 per share, and was subject to customary adjustments for stock splits, stock dividends, recapitalizations and the like. The relative fair value of the Initial Warrant was $377,140, or approximately $0.55 per covered share, using a Black-Scholes pricing model with the following assumptions: 2.01% risk free rate, 0% dividend, 101.5% volatility, and six-year expected life. The value of the warrant was recorded on the balance sheet included in additional paid-in capital. On September 9, 2014, the Agent assigned a portion of the Initial Warrant consisting of the right to purchase 200,321 shares of common stock to SG (the “SG Initial Warrant”). On January 30, 2015, SG assigned the SG Initial Warrant back to the Agent and on the Amendment Closing Date, the Company replaced the Initial Warrant to purchase the total 681,090 shares of the Company’s common stock with a new warrant with an adjusted exercise price (the “Replacement Warrant”).  The Replacement Warrant is exercisable up to and including July 30, 2020 at an exercise price of $0.39 per share.  The Agent may exercise the Replacement Warrant on a cashless basis at any time.  In the event the Agent exercises the Replacement Warrant on a cashless basis, the Company will not receive any proceeds.  The exercise price of the Replacement Warrant is subject to customary adjustments for stock splits, stock dividends, recapitalizations and the like.

In addition, on the Amendment Closing Date, the Company issued the Agent a new warrant (the “First Amendment Warrant”) to purchase 576,923 shares of Common Stock.  The First Amendment Warrant is exercisable up to and including February 3, 2021 at an exercise price of $0.39 per share, subject to adjustment.  The Agent may exercise the First Amendment Warrant on a cashless basis at any time.  In the event the Agent exercises the First Amendment Warrant on a cashless basis, the Company will not receive any proceeds.  The exercise price of the First Amendment Warrant is subject to customary adjustments for stock splits, stock dividends, recapitalizations and the like.

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

In connection with the February 2012 Private Placement, the Company also entered into registration rights agreements, each dated February 2, 2012, pursuant to which the Company agreed to file, within 90 days of the closing, a registration statement with the SEC to register the February Shares for resale, which registration statement is required to become effective within 180 days following the closing. The Company also granted the February Investors certain “piggyback” registration rights, which are triggered if the Company proposes to file a registration statement for its own account or the account of one or more shareholders until the earlier of the sale of all of the February Shares or the February Shares becoming eligible for sale under Rule 144(b)(1) without restriction.

These registration rights agreements do not provide an explicitly stated or defined penalty due upon a breach.  Because (i) the potential penalty for any breach of these registration rights agreement is not explicitly stated or defined, which prohibits the Company from applying the guidance of ASC 825-20-15, Registration Payment Arrangements and (ii) complying with all filing requirements under the Exchange Act as described above is not solely within the Company’s control, the Company was required to present the investment in the Company’s common stock as common stock outside of stockholders’ equity in the accompanying consolidated balance sheet under ASC 480-10-S99-3, Classification and Measurement of Redeemable Securities.

As of March 31, 2013, the Company has removed the restrictions on all of the February Shares and reclassified all of the February Shares to common stock from common stock classified outside of equity (deficit).

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

In connection with the September 2012 Private Placement, the Company also entered into a registration rights agreement, dated September 13, 2012 (the “September Registration Rights Agreement”), pursuant to which the Company agreed to file, within 45 days of the closing, a registration statement with the SEC to register the September Shares for resale, which registration statement is required to become effective within 180 days following the closing. The Company also granted the September Investors certain “piggyback” registration rights, which are triggered if the Company proposes to file a registration statement for its own account or the account of one or more stockholders until the earlier of the sale of all of the September Shares or the September Shares becoming eligible for sale under Rule 144(b)(1) without restriction.

The September Registration Rights Agreement does not provide an explicitly stated or defined penalty due upon a breach.  Because the potential penalty for any breach of these registration rights agreement is not explicitly stated or defined, which prohibits the Company from applying the guidance of ASC 825-20-15, Registration Payment Arrangements , the Company was required to present the investment in the Company’s common stock as common stock outside of stockholders’ equity in the accompanying consolidated balance sheet under ASC 480-10-S99-3, Classification and Measurement of Redeemable Securities .

As of December 31, 2012, the Company had removed the restriction on 3,000,000 of the 8,000,000 September Shares and reclassified the shares to common stock from common stock classified outside of stockholders’ equity (deficit). As of June 30, 2014, the restriction was eligible for removal from the remaining 5,000,000 September Shares and therefore, the Company reclassified the shares to common stock from common stock classified outside of stockholders’ equity (deficit). Therefore, as of December 31, 2013 and 2014, a total of $5,500,000 and $-0- of common stock was classified outside of stockholders’ equity (deficit) related to the September Shares.

RESPONSE GENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Offerings of Common Stock - (continued)

Activity in common stock classified outside of stockholders’ equity (deficit) was as follows:

	Number of Shares	Amount
Balance, January 1, 2013	9,561,847	$11,775,724
Issuance of common stock classified outside of stockholders’ equity (deficit)	—	—
Reclassification to stockholders’ equity (deficit)	(4,561,847)	(6,275,724)
Balance, December 31, 2013	5,000,000	$5,500,000
Issuance of common stock classified outside of stockholders’ equity (deficit)	—	—
Reclassification to stockholders’ equity (deficit)	(5,000,000)	(5,500,000)
Balance, December 31, 2014	—	$—

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

As of December 31, 2013 and 2014, the Company did not hold any assets or liabilities that are required to be measured at fair value on a recurring basis.

RESPONSE GENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Subsequent Events

SWK Credit Agreement Amendment

On February 3, 2015 (the “Amendment Closing Date”), the Company entered into a first amendment (the “Amendment”) to that certain credit agreement (the “Credit Agreement”), dated July 30, 2014, with SWK Funding LLC, as the agent (the “Agent”), and the lenders (including SWK Funding LLC) party thereto from time to time (the “Lenders”).  Pursuant to the Amendment, the Company drew an additional $1,500,000 of the maximum $12,000,000 term loan commitment amount (the “Loan Commitment Amount”) increasing the total amount advanced to the Company under the Credit Agreement to $10,000,000. The maturity date for the term loan remains July 30, 2020 (the “Term Loan Maturity Date”) or such earlier date on which the Loan Commitment Amount is terminated pursuant to the terms of the Credit Agreement.

On the Amendment Closing Date, the Company replaced the warrant to purchase 681,090 shares of the Company's common stock at an exercise price of $0.936 that was initially issued to the Agent on July 30, 2014 (the “Initial Warrant”), with an adjusted exercise price (the “Replacement Warrant”).  The Replacement Warrant is exercisable up to and including July 30, 2020 at an exercise price of $0.39 per share.   The Agent may exercise the Replacement Warrant on a cashless basis at any time.  In the event the Agent exercises the Replacement Warrant on a cashless basis, the Company will not receive any proceeds.  The exercise price of the Replacement Warrant is subject to customary adjustments for stock splits, stock dividends, recapitalizations and the like.

In addition, on the Amendment Closing Date, the Company issued the Agent a warrant (the “First Amendment Warrant”) to purchase 576,923 shares of Common Stock.  The First Amendment Warrant is exercisable up to and including February 3, 2021 at an exercise price of $0.39 per share, subject to adjustment.  The Agent may exercise the First Amendment Warrant on a cashless basis at any time.  In the event the Agent exercises the First Amendment Warrant on a cashless basis, the Company will not receive any proceeds.  The exercise price of the First Amendment Warrant is subject to customary adjustments for stock splits, stock dividends, recapitalizations and the like.

The remaining $2,000,000 of the Loan Commitment Amount (the “Subsequent Term Loan”) may be advanced to the Company upon written request to the Agent during the period beginning on the Amendment Closing Date and ending February 28, 2016 provided that (i) no default or event of default has occurred or is continuing under the Credit Agreement, (ii) the aggregate revenue recognized by the Company and any of its subsidiaries during any period of four (4) consecutive fiscal quarters ending prior to December 31, 2015, exceeds a certain dollar amount threshold and (iii) the Agent has received an executed warrant (the “Subsequent Term Loan Warrant”) to purchase a number of shares of Common Stock equal to the number obtained when the amount of the Subsequent Term Loan is multiplied by 15% and the product is divided by the exercise price of such warrant.  The exercise price of the Subsequent Term Loan Warrant will be equal to the lower of (a) the average closing price of the Common Stock on the previous 5 trading days before the closing date of the Subsequent Term Loan, or (b) the closing price of the Common Stock on the last trading day prior to such Subsequent Term Loan’s closing date.  The Subsequent Term Loan Warrant will be exercisable for a period of six years from the closing date of the Subsequent Term Loan, subject to adjustment.  Upon issuance, the Agent may exercise the Subsequent Term Loan Warrant on a cashless basis at any time.  In the event the Lenders exercise the Subsequent Term Loan Warrant on a cashless basis, the Company will not receive any proceeds.  The exercise price of the Subsequent Term Loan Warrant is subject to customary adjustments for stock splits, stock dividends, recapitalizations and the like.

On January 30, 2015, SG-Financial, LLC (“SG”) assigned to SWK all of the interests under the SWK Credit Agreement that was assigned to SG by SWK, as the initial Lender, on September 9, 2014 including $2,500,000 of the $8,500,000 Closing Date initial advance to the Company and $1,029,412 of the remaining Loan Commitment Amount. In addition, on the same date, SG assigned to SWK the portion of the Initial Warrant consisting of the right to purchase 200,321 shares of common stock of the Company that was assigned to SG by SWK on September 9, 2014. As such as of January 30, 2015, SWK is the sole Lender under the SWK Credit Agreement and held the entire Initial Warrant which was replaced by the Replacement Warrant on February 3, 2015.

RESPONSE GENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Subsequent Events - (continued)

Nasdaq Delisting Extension Update

On December 19, 2014, the Company received a delisting determination letter from Nasdaq due to the Company not regaining compliance with The Nasdaq Capital Market minimum bid price of $1.00 requirement for continued listing set forth in Nasdaq Listing Rule 5550(a)(2) within 180 days or by December 17, 2014. The delisting determination letter also stated that the Company is not eligible for an additional 180-day extension to regain compliance with the minimum bid price rule because the Company does not meet the minimum $2,500,000 in stockholders’ equity standard for continued listing under Nasdaq Listing Rule 5550(b)(1).

Pursuant to the determination letter, the Company requested an appeal of this determination and appeared before a Nasdaq Hearing Panel (the “Panel”) on February 5, 2015 and was granted its request for continued listing on the Nasdaq Stock Market, subject to certain conditions, on February 17, 2015. If the Company fails to meet the terms of the Panel’s decision by June 19, 2015, the Panel will issue a final delist determination and the Company will be suspended from trading on the Nasdaq Stock Market.

The Company believes that it is in the process of complying with the conditions set by the Panel for continued suspension of delisting. However, there can be no assurance that the Company will be able to timely meet all of the conditions and continue to be listed on Nasdaq. If the Company’s common stock ceases to be listed for trading on the Nasdaq Capital Market, the Company expects that its common stock would be traded on the OTC Markets on or about the same day.

PART IV

Item 15.  Exhibits, Financial Statement Schedule.

(a)	(1) Financial Statements. See Index to Financial Statements.
(2) Financial Statement Schedule. See Index to Financial Statements.
(3) Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2014 and 2013.
(4) Exhibits.

Exhibit	Description

3.1*~	Certificate of Incorporation, as amended.
3.2*?	Amended and Restated Bylaws of the Company.
4.1*	Form of Common Stock Certificate.
10.1†^	Amended and Restated Master Agreement for the supply of Laboratory Test Services by and between SmithKline Beecham Corporation (a.b.a. GlaxoSmithKline) and the Company dated as of December 22, 2008.
10.2†!	Second Amended and Restated Master Services Agreement by and between GlaxoSmithKline Biologicals S.A. and the Company, dated as of July 26, 2012 and made effective as of May 15, 2012.
10.3*†	License Agreement by and between Roche Molecular Systems, Inc. and the Company, dated as of November 23, 2004.
10.4*†	Patent License Agreement by and between Roche Molecular Systems Inc. and the Company, dated as of November 16, 2004.
10.5*†	Option and License Agreement by and between the University of Southern California and the Company, as amended, dated as of April 19, 2000.
10.6#☐	Employment Agreement by and between Thomas A. Bologna and the Company, dated as of December 21, 2011.
10.7#&	Amendment No. 1 to Employment Agreement by and between Thomas A. Bologna and the Company, dated September 25, 2014.
10.8#?	Employment Agreement by and between Stephanie H. Astrow and the Company, dated March 26, 2012.
10.9*#	Response Genetics, Inc. 2006 Employee, Director and Consultant Stock Plan.
10.10*▲	Office Lease by and between Health Research Association and the Company, dated effective as of January 25, 2005, as amended on March 4, 2011.
10.11*†	Collaboration Agreement by and between the Company and Shanghai Biochip Company, Ltd., dated as of March 5, 2007.
10.12*#	Executive Officer Form of Incentive Stock Option Agreement.
10.13*#	Executive Officer Form of Non-Qualified Stock Option Agreement.
10.14@†	Commission Agreement by and between Hitachi Chemical Co., LTD. and the Company, dated as of July 26, 2007.
10.15#≥	Employment Agreement by and between Kevin R. Harris and the Company, dated June 12, 2013.
10.16≤	Asset Purchase Agreement, dated August 23, 2013, by and between the Company and Pathwork (assignment for the benefit of creditors), LLC.
10.17¢†	Credit Agreement, dated July 30, 2014, by and among the Company, SWK Funding LLC, as Agent, and the Lenders party thereto from time to time.
10.18■	First Amendment to Credit Agreement, dated February 3, 2015, by and among the Company, SWK Funding LLC, as Agent and the Lenders party thereto from time to time.
21*	Subsidiaries of the Company
23	Consent of BDO USA, LLP.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

73

*	Incorporated by reference to the Company’s Registration Statement on Form SB-2 (File No. 333-139534).
@	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007 (filed November 14, 2007).
#	Identifies a management contract or compensatory plan or agreement in which an executive officer or director of the Company participates.
†	Confidential treatment requested as to certain portions, which portions have been filed separately with the Securities and Exchange Commission.
^	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference.
!	Incorporated by reference to the Company’s Current Report on Form 8-K dated August 1, 2012.
?	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.
▲	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and incorporated herein by reference.
☐	Incorporated by reference to the Company’s Current Report on Form 8-K dated December 23, 2011.
?	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and incorporated herein by reference.
≥	Incorporated by reference to the Company’s Current Report on Form 8-K dated June 17, 2013.
≤	Incorporated by reference to the Company’s Current Report on Form 8-K dated August 26, 2013.
~	Incorporated by reference to the Company’s Current Report on Form 8-K dated July 15, 2014.
&	Incorporated by reference to the Company’s Current Report on Form 8-K dated October 1, 2014.
¢†	Incorporated by reference to the Company’s Current Report on Form 8-K/A dated January 29, 2015.
■	Incorporated by reference to the Company’s Current Report on Form 8-K dated February 6, 2015.

74

SCHEDULE II

RESPONSE GENETICS, INC.

VALUATION AND QUALIFYING ACCOUNTS

	Balance at
	Beginning of	Additions Charged to		Balance at End
	Period	Costs and Expenses	Deductions	of Period

Allowance for Doubtful Accounts
Year ended December 31, 2014	$2,404,659	$5,842,212	$(6,175,165)	$2,071,706
Year ended December 31, 2013	$991,990	$3,165,918	$(1,753,249)	$2,404,659

75

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESPONSE GENETICS, INC.

March 31, 2015	/s/ Thomas A. Bologna
Thomas A. Bologna
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

	Signatures	Title	Date

By:	/s/ Thomas A. Bologna
	Thomas A. Bologna	Chief Executive Officer (principal executive officer) and Chairman of the Board of Directors	March 31, 2015

By:	/s/ Kevin R. Harris
	Kevin R. Harris	Vice President and Chief Financial Officer (principal financial and accounting officer)	March 31, 2015

By:	/s/ Kirk Calhoun
	Kirk Calhoun	Director	March 31, 2015

By:	/s/ Sam Chawla
	Sam Chawla	Director	March 31, 2015

By:	/s/ David Schreiber
	David Schreiber	Director	March 31, 2015

By:	/s/ Michael Serruya
	Michael Serruya	Director	March 31, 2015

By:	/s/ David Wurzer
	David Wurzer	Director	March 31, 2015

By:	/s/ Richard van den Broek
	Richard van den Broek	Director	March 31, 2015

76