Form 10-Q
period 2015-03-31
RESPONSE GENETICS INC
filed 2015-05-15
CIK 1124608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Yes ☐ No ☒

On May 11, 2015, there were 38,795,396 shares of common stock, $.01 par value per share, issued and outstanding.

Response Genetics, Inc.

Form 10-Q

Table of Contents

		Page
		Number
Part I.	Financial Information

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

	Consolidated Balance Sheets — December 31, 2014 and March 31, 2015	1

	Consolidated Statements of Operations and Comprehensive Loss — Three months ended March 31, 2014 and 2015	2

	Consolidated Statements of Cash Flows —Three months ended March 31, 2014 and 2015	3

	Notes to Condensed Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	28

Part II.	Other Information

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3.	Defaults Upon Senior Securities	28

Item 4.	Mine Safety Disclosures	28

Item 5.	Other Information	28

Item 6.	Exhibits	28

Signatures		29

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

RESPONSE GENETICS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2014	March 31, 2015

ASSETS
Current assets
Cash and cash equivalents	$2,222,491	$1,734,661
Accounts receivable, net of allowance for doubtful accounts of $2,071,706 and $2,226,890 at December 31, 2014 and March 31, 2015, respectively	7,810,417	6,059,111
Prepaid expenses and other current assets	1,182,748	962,059
Total current assets	11,215,656	8,755,831
Property and equipment, net	1,406,405	1,265,351
Intangible assets, net	631,149	582,441
Other assets	191,874	174,606
Total assets	$13,445,084	$10,778,229
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$1,609,741	$1,707,332
Accrued expenses	671,906	418,255
Accrued interest	149,813	157,500
Accrued royalties	967,785	963,676
Accrued payroll and related liabilities	1,547,673	1,525,356
Capital lease obligation, current portion	100,951	104,984
Total current liabilities	5,047,869	4,877,103
Capital lease obligation, net of current portion	103,472	76,084
Line of credit, non-current	1,500,000	1,465,662
Loan, net of debt discount of $536,150 and $703,507 at December 31, 2014 and March 31, 2015, respectively	7,963,850	9,296,493
Total liabilities	14,615,191	15,715,342

Commitments, contingencies and subsequent events (Notes 5 and 11)

Stockholders’ deficit:
Common stock, $0.01 par value; 70,000,000 shares authorized; 38,795,396 shares issued and outstanding	388,010	388,010
Additional paid-in capital	77,698,416	77,977,698
Accumulated deficit	(78,996,541)	(83,014,921)
Accumulated other comprehensive loss	(259,992)	(287,900)
Total stockholders’ deficit	(1,170,107)	(4,937,113)
Total liabilities and stockholders’ deficit	$13,445,084	$10,778,229

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RESPONSE GENETICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended March 31,
	2014	2015
Net revenue	$3,894,934	$3,790,604
Cost of revenue	2,438,376	2,314,649
Gross profit	1,456,558	1,475,955
Operating expenses:
Selling and marketing	1,452,905	949,726
General and administrative	3,013,898	3,898,931
Research and development	467,567	268,200
Total operating expenses	4,934,370	5,116,857
Operating loss	(3,477,812)	(3,640,902)
Other income (expense):
Interest expense	(24,221)	(377,479)
Other	(2,406)	1
Net loss	(3,504,439)	(4,018,380)
Unrealized loss on foreign currency translation	(22,229)	(27,908)
Comprehensive loss	$(3,526,668)	$(4,046,288)
Net loss per share — basic and diluted	$(0.09)	$(0.10)
Weighted-average shares — basic and diluted	38,718,336	38,795,396

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RESPONSE GENETICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2014	2015
Cash flows from operating activities:
Net loss	$(3,504,439)	$(4,018,380)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	206,884	192,172
Amortization of loan costs and debt discounts	-	31,429
Share-based compensation	184,769	107,250
Bad debt expense	1,293,850	1,902,144
Changes in operating assets and liabilities:
Accounts receivable	(596,437)	(150,838)
Prepaid expenses and other current assets	(351,868)	230,690
Accounts payable	(310,414)	97,590
Accrued expenses and interest	(149,384)	(245,963)
Accrued royalties	55,334	(4,109)
Accrued payroll and related liabilities	76,693	(22,317)
Net cash used in operating activities	(3,095,012)	(1,880,332)

Cash flows from investing activities:
Purchases of property and equipment	(30,040)	(2,411)
Purchases of software	(14,519)	-
Net cash used in investing activities	(44,559)	(2,411)

Cash flows from financing activities:
Net proceeds from issuance of debt	—	1,480,514
Payment on line of credit	—	(34,338)
Capital lease payments	(48,044)	(23,355)
Proceeds from exercise of stock options	17,748	-
Net cash (used in) provided by financing activities	(30,296)	1,422,821
Effect of foreign exchange rates on cash and cash equivalents	(22,229)	(27,908)
Net decrease in cash and cash equivalents	(3,192,096)	(487,830)

Cash and cash equivalents:
Beginning of period	8,148,599	2,222,491
End of period	$4,956,503	$1,734,661
Cash paid during the period for:
Interest	$24,221	$377,479
Supplemental disclosure of non-cash financing activities:
Equipment and software acquired under capital leases	$-	$2,411
Revaluation of 2014 warrants issued with term debt	$-	$23,144
Warrants issued with new term debt	$-	$148,887

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

Liquidity and Management’s Plans

Since its inception, the Company has devoted substantial effort in developing its products and has incurred losses and negative cash flows from operations. At March 31, 2015, the Company had an accumulated deficit of $83,014,921. The Company anticipates continued losses and negative cash flows as it funds its selling and marketing activities and research and development programs.

The Company’s current operating plan includes various assumptions concerning the level and timing of cash receipts from sales and cash outlays for operating expenses and capital expenditures. The Company’s ability to successfully carry out its business plan is primarily dependent upon its ability to (1) obtain sufficient additional capital at acceptable costs, (2) attract and retain knowledgeable employees and (3) generate significant additional revenues. At this time, the Company expects to satisfy its future cash needs primarily through additional financing and/or strategic alternatives. The Company is currently seeking such additional financing and/or strategic alternatives; however, there can be no assurance that any additional financing or strategic alternatives will be available on acceptable terms, if at all. If the Company is unable to timely and successfully raise additional capital, implement strategic alternatives and/or achieve profitability, it will not have sufficient capital resources to implement its business plan or continue its operations, and the Company will most likely be required to reduce certain spending and/or curtail operations, which could have a material adverse effect on the Company’s ability to achieve its intended business objectives. These matters raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the accompanying unaudited condensed consolidated financial statements to reflect any of the matters discussed above.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the fiscal year. The balances as of December 31, 2014 were derived from our audited financial statements as of December 31, 2014. The financial statements should be read in conjunction with the Company’s audited December 31, 2014 and 2013 consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K previously filed with the SEC on March 31, 2015.

2. Summary of Significant Accounting Policies

Basis of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Response Genetics, Ltd., a Scottish corporation (the “Subsidiary”), which was incorporated in November 2006. The Subsidiary had no employees or active operations in 2014 or to date in 2015. All significant intercompany transactions and balances have been eliminated in consolidation.

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

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (continued)

Accounts Receivable

Pharmaceutical Accounts Receivable

The Company invoices its clients as specimens are processed and any other contractual obligations are met. The Company’s contracts with clients typically require payment within 45 days of the date of invoice. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its clients to make required payments. The Company specifically analyzes accounts receivable and historical bad debts, client credit, current economic trends and changes in client payment trends when evaluating the adequacy of the allowance for doubtful accounts. Account balances are charged-off against the allowance when it is probable the receivable will not be recovered. To date, the Company’s pharmaceutical customers have primarily been large pharmaceutical companies. As a result, bad debts from pharmaceutical accounts receivable to date have been minimal. Pharmaceutical company accounts receivable as of December 31, 2014 and March 31, 2015 were $1,037,834 and $454,773, respectively. There were no allowances for doubtful accounts recorded against these pharmaceutical accounts receivable at December 31, 2014 and March 31, 2015.

ResponseDX® Accounts Receivable

ResponseDX® accounts receivable are recorded from two primary payors: (1) Medicare and (2) third party payors such as commercial insurance and private payors or self-paying payors (“Private Payors”). ResponseDX® accounts receivable are recorded at established billing rates less an estimated billing adjustment, based on reporting models utilizing historical cash collection percentages and updated for current effective reimbursement factors.  Management performs ongoing valuations of accounts receivable balances based on management’s evaluation of historical collection experience and industry trends.  Based on the historical experience for our accounts, management has determined, based on a detailed analysis, that accounts receivable associated with certain billings are unlikely to be collected. Therefore, the Company has recorded an allowance for doubtful accounts of $2,071,706 and $2,226,890 as of December 31, 2014 and March 31, 2015, respectively. The Company’s bad debt expense for the three months ended March 31, 2014 and 2015 was $1,293,850 and $1,902,144, respectively.

ResponseDX® accounts receivable as of December 31, 2014 and March 31, 2015, consisted of the following:

	December 31, 2014	March 31, 2015

Net Medicare receivable	$2,814,989	$2,191,781
Net Private Payor receivable	6,029,300	5,639,447
	8,844,289	7,831,228
Allowance for doubtful accounts	(2,071,706)	(2,226,890)
Total	$6,772,583	$5,604,338

At December 31, 2014 and March 31, 2015, all Medicare accounts receivable outstanding for a period of greater than one year have been reserved 100%.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line methods over the estimated useful lives of the assets. The Company has determined the estimated useful lives of its property and equipment, as follows:

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

On occasion, the Company may enter into a contract that requires the client to provide an advance payment for specimens that will be processed at a later date. In these cases, the Company records this advance as deferred revenue and recognizes the revenue as the specimens are processed or at the end of the contract period, as appropriate. There was no deferred revenue at December 31, 2014 or March 31, 2015.

The Company recorded revenue from pharmaceutical clients for the three months ended March 31, 2014 and 2015 of $577,381 and $462,093, respectively.

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

The Company reports revenues from contracted payers, including Medicare, certain insurance companies and certain healthcare institutions, based on the contractual rate, or in the case of Medicare, published fee schedules. The Company reports revenues from non-contracted payers, including certain insurance companies and individuals, based on the amount expected to be collected. The difference between the amount billed and the amount estimated to be collected from non-contracted payers is recorded as a contractual allowance to arrive at the reported net revenues. The expected revenues from non-contracted payers are based on the historical collection experience of each payer or payer group, as appropriate. The assumptions used to determine these contractual allowances are reasonable considering known facts and circumstances. If actual future payments are less than the estimates the Company made at the time of recognizing revenue, the consolidated financial position, results of operations and cash flows may be negatively impacted. If actual future payments are materially different from the contracted amounts or estimates, the difference is accounted for as a change in estimate in the period in which they become known. Adjustments to the estimated payment amounts based on final settlement are recorded upon settlement as an adjustment to revenue.

For the three months ended March 31, 2014 and 2015, approximately 39% and 42%, respectively, of the Company's ResponseDX® revenues were derived directly from the Medicare program. The Company’s Medicare provider number allows it to invoice and collect from Medicare. The Company’s invoicing to Medicare is primarily based on amounts allowed by Medicare for the service provided as defined by Common Procedural Terminology (“CPT”). Laws and regulations governing the Medicare program and healthcare generally are complex and subject to interpretation.

The following details ResponseDX® revenue for the periods indicated:

	Three Months
	Ended March 31,

	2014	2015

Net Medicare revenue	$1,308,422	$1,408,241

Net Private Payor revenue	2,009,131	1,920,270

Net ResponseDX® revenue	$3,317,553	$3,328,511

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies - (continued)

Revenue Recognition – (continued)

The Company recognizes revenue for services covered by Medicare based on the Medicare fee schedule. For 2014, the Company’s Medicare fees were based on the Centers for Medicare and Medicaid Services (“CMS”) proposed “Medicare Program; Revisions to Payment Policies under the Physician Fee Schedule, Clinical Laboratory Fee Schedule & Other Revisions to Part B for CY 2014” released in July 2013. For the three months ended March 31, 2015, the Company’s fees were based on the Centers for Medicare and Medicaid Services (“CMS”) fee schedules released in December 2014.

The Company updates its estimates of Medicare fees based on current information from CMS. The nature of the testing services the Company provides, the evidence the Company gathers to establish the creditworthiness of its payors and the delivery method of its services have not changed from prior periods, and therefore these assumption remain appropriate.

Cost of Revenue

Cost of revenue represents the cost of materials, direct labor, royalties, costs associated with processing tissue specimens including pathological review, staining, microdissection, paraffin extraction, reverse transcription polymerase chain reaction (“PCR”), fluorescence in situ hybridization (“FISH”), quality control analyses, license fees and delivery charges necessary to render an individualized test result. Costs associated with performing tests are recorded as the tests are processed.

License Fees

The Company has licensed technology for the extraction of ribonucleic acid (“RNA”) from formalin-fixed, paraffin-embedded tumor specimens from the University of Southern California (“USC”). Under the terms of the license agreement, the Company is required to pay royalties to USC calculated as a fixed percentage of the net sales price as defined in the agreement that the Company generates by using this technology. Total license fees expensed in cost of revenue under the license agreement with USC were $10,961 and $5,508 for the three months ended March 31, 2014 and 2015, respectively. The Company also maintains a non-exclusive license to use certain patents related to the PCR of Roche Molecular Systems, Inc. (“Roche”). The Company pays Roche a royalty fee based on revenue that the Company generates through use of this technology. The Company accrues for such royalties at the time revenue is recognized. Royalties expensed in cost of revenue under the Roche agreement totaled $44,373 and $16,265 for the three months ended March 31, 2014 and 2015, respectively. Such royalties are included in cost of revenues in the accompanying statements of operations.

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

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies - (continued)

Line of Credit

On July 14, 2011, the Company entered into a line of credit agreement with Silicon Valley Bank (the “Bank”), which agreement has been amended most recently on July 30, 2014. The line of credit is collateralized by all of the Company’s assets including its pharmaceutical, Private Payor and Medicare receivables. The maximum amount that can be borrowed from the line of credit is $2,000,000, subject to certain conditions. As of December 31, 2014 and March 31, 2015, the Company had drawn $1,500,000 and $1,465,662, respectively, against the line of credit. As of December 31, 2014 and March 31, 2015, the available amount the Company can draw from the line of credit was $500,000 and $463,677, respectively, calculated as the lesser of (i) the Company’s calculated borrowing base, which was 80% of certain of the Company’s accounts receivable, or (ii) the amount available under the line of credit. During the first half of 2014, the interest rate charged to the Company on the line of credit was 5%, calculated by reference to the prime rate plus 1.75%. For the latter half of 2014 and the three months ended March 31, 2015, the interest rate charged to the Company was 5.5%, calculated by reference to the prime rate plus 2.25%. The line of credit’s maturity date is July 25, 2016.

The line of credit is subject to various covenants, including financial covenants that require the Company to maintain (i) an adjusted quick ratio of at least 1.25 to 1.00; (ii) quarterly rolling twelve-month net revenue balances beginning December 31, 2014; and (iii) quarterly minimum liquidity of $1,000,000. The Company’s revenue covenant and liquidity covenant under the line of credit agreement conform with, and are cross-defaulted with, equivalent covenants under the SWK Credit Agreement (as described below). At December 31, 2014 and March 31, 2015, the Company was in compliance with its covenants under the line of credit agreement. Historically, however, the Company has been out of compliance with certain covenants from time to time, and the Company has received waivers and forbearance agreements from the Bank.

From time to time, the Company’s calculated borrowing base under its Bank line of credit may decrease to a level where the Company is in an over-advance position in which case the Company will be required to repay any outstanding amounts greater than the calculated borrowing base for such covered period back to the Bank immediately. The Company will be able to draw down on the credit line again with respect to such paid-back amount once the Company is in compliance with the borrowing base requirement.

As of December 31, 2014 and March 31, 2015, the line of credit under the credit agreement was classified as a non-current liability of the Company on the accompanying condensed consolidated balance sheet as the line of credit had a maturity date of greater than one year from the date of the balance sheet.

SWK Term Loan

On July 30, 2014 (the “Closing Date”), the Company entered into a credit agreement (the “SWK Credit Agreement”) with SWK Funding LLC, as the administrative agent (the “Agent” or “SWK”), and the lenders (including SWK) party thereto from time to time (the “Lenders”). The SWK Credit Agreement provides for a multi-draw term loan to the Company (the “Loan”) up to a maximum principal amount of $12,000,000 (the “Loan Commitment Amount”). On the Closing Date, the Lenders advanced the Company an amount equal to $8,500,000 which is due and payable on July 30, 2020 (the “Term Loan Maturity Date”) or such earlier date on which the Loan Commitment Amount is terminated pursuant to the terms of the SWK Credit Agreement. On February 3, 2015 (the “Amendment Closing Date”), the Company and SWK entered into a first amendment (the “Amendment”) to the SWK Credit Agreement.  Pursuant to the Amendment, the Company drew an additional $1,500,000 of the Loan Commitment Amount thereby increasing the total amount advanced to the Company under the SWK Credit Agreement to $10,000,000.

The Loan bears interest at a rate equal to the LIBOR Rate (as defined in the SWK Credit Agreement) plus an applicable margin of 12.5% per annum, subject to a one percent (1.0%) LIBOR floor. Interest on the Loan is due and payable in arrears (i) on the forty-fifth (45th) day following the last calendar day of each of the months of September, December, March, and June, commencing on November 15, 2014, (ii) upon a prepayment of the Loan and (iii) on the Term Loan Maturity Date. At December 31, 2014 and March 31, 2015, the interest rate charged to the Company was 13.5%. Upon the earlier of (a) the Term Loan Maturity Date or (b) full repayment of the Loan, the Company is also required to pay an exit fee. On September 9, 2014, SWK, in its capacity as the initial Lender, assigned part of its interests under the SWK Credit Agreement to SG-Financial, LLC (“SG”). Pursuant to the assignment, SG was assigned $2,500,000 of the $8,500,000 Closing Date initial advance to the Company and $1,029,412 of the subsequent term loan commitment. On January 30, 2015, SG assigned all of its interests under the SWK Credit Agreement back to SWK.

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

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (continued)

For accounting purposes, the proceeds received in the July 2014 transaction were allocated to the liability for debt, a debt issuance discount and additional paid-in capital for the warrant based upon the relative fair value of the loan and the warrant. The amounts recorded in the financial statements were $8,500,000 for loan liability, $576,161 for debt issuance discount and $377,140 to additional paid-in capital for the warrant. Additionally, the Company recorded deferred loan issuance costs of $187,092 for investment banker fees and legal fees incurred to enter into the SWK Credit Agreement. The debt issuance discount and the deferred issuance costs are being amortized to interest expense over the six-year term of the loan. Upon the re-issuance of the Replacement Warrant on February 3, 2015 at a reduced exercise price of $0.39, the debt issuance discount was re-valued at $599,305 and a $23,144 increase in the warrant value was recorded as an increase to debt discount and additional paid-in capital. The Replacement Warrant transaction was determined to be a debt modification.

In addition, on the Amendment Closing Date, the Company issued the Agent a new warrant (the “First Amendment Warrant”) to purchase 576,923 shares of Common Stock.  The First Amendment Warrant is exercisable up to and including February 3, 2021 at an exercise price of $0.39 per share, subject to adjustment.  The First Amendment Warrant was valued at $167,712, or approximately $0.29 per covered share, using a Black-Scholes pricing model with the following assumptions: 1.39% risk free rate, 0% dividend, 90.9% volatility and six-year expected life. The value of the warrant was recorded on the balance sheet included in additional paid-in capital. The Agent may exercise the First Amendment Warrant on a cashless basis at any time.  In the event the Agent exercises the First Amendment Warrant on a cashless basis, the Company will not receive any proceeds.  The exercise price of the First Amendment Warrant is subject to customary adjustments for stock splits, stock dividends, recapitalizations and the like.

Additionally, for accounting purposes, the proceeds received in the February 2015 transaction were allocated to the liability for debt, a debt issuance discount and additional paid-in capital for the warrant based upon the relative fair value of the loan and the warrant. The amounts recorded in the financial statements were $1,500,000 for loan liability, $168,372 for debt issuance discount and $148,887 to additional paid-in capital for the warrant. Additionally, the Company recorded deferred loan issuance costs of $19,485 for investment banker fees and legal fees incurred to enter into the Amendment. The debt issuance discount and the deferred issuance costs are being amortized to interest expense over the six-year term of the loan.

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

As of December 31, 2014 and March 31, 2015, the term debt under the SWK Credit Agreement was classified as a non-current liability of the Company on the accompanying balance sheet as the repayment terms are based on future revenues that cannot be reasonably estimated and therefore all outstanding amounts are classified as non-current.

The SWK Credit Agreement contains customary affirmative and negative covenants for credit facilities of its type, including covenants that limit the Company’s ability to pay dividends or redeem outstanding equity interests, incur additional indebtedness, grant additional liens, engage in any other type of business, make investments, merge, consolidate or sell all or substantially all of its assets and enter into transactions with related parties. The SWK Credit Agreement also contains certain financial covenants, including certain minimum aggregate revenue requirements. The Company was in compliance with these covenants at December 31, 2014 and March 31, 2015.

The SWK Credit Agreement includes customary events of default, including failure to pay principal, interest or fees when due, failure to comply with covenants, default under certain other indebtedness, certain insolvency or bankruptcy events, the occurrence of certain material judgments, the institution of any proceeding by a government agency or a change of control of the Company that is not otherwise permitted under the SWK Credit Agreement.

Refer to Note 11 to these unaudited condensed consolidated financial statements for a description of the second amendment to the SWK Credit Agreement, dated April 3, 2015, pursuant to which the Company drew the remaining $2,000,000 of the Loan Commitment Amount and issued certain of the Lenders warrants to purchase an aggregate of 2,702,702 shares of Common Stock.

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

ASC 740, Income Taxes, clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. As of December 31, 2014 and March 31, 2015, the Company does not have a liability for unrecognized tax benefits. The Company recognizes interest and penalties associated with tax matters as part of the income tax provision, and includes accrued interest and penalties with the related tax liability in the balance sheet. For the periods ended March 31, 2014 and 2015, there were no interest and penalties recorded in the Condensed Consolidated Statement of Operations.

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

Foreign Currency Translation

The financial position and results of operations of the Company’s foreign subsidiary are determined using local currency as the functional currency. Assets and liabilities of these operations are translated at the exchange rate in effect at each period-end. Statement of Operations amounts are translated at the average rate of exchange prevailing during the period. Translation adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive loss in stockholders’ deficit.

Comprehensive Loss

The components of comprehensive loss are accumulated net loss and foreign currency translation adjustments for the three months ended March 31, 2014 and 2015.

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

Advertising Costs

The Company markets its services through its advertising activities in trade publications and on the internet. Advertising costs are included in selling and marketing expenses on the statements of operations and are expensed as incurred. Advertising costs for the three months ended March 31, 2014 and 2015 were $6,422 and $17,124, respectively.

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies - (continued)

Concentration of Credit Risk and Clients and Limited Suppliers

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has never experienced any losses related to these balances. At March 31, 2015, the Company had $1,476,222 in cash and cash equivalents that exceeded federally insured limits. At March 31, 2015, $7,803 of cash was held outside of the United States.

Revenue sources that account for greater than 10 percent of total revenue are provided below.

	Three Months Ended March 31,
	2014		2015
	Revenue	Percent of Total Revenue	Revenue	Percent of Total Revenue
Medicare, net of contractual allowances	$1,308,422	34%	$1,408,241	37%

Customers that account for greater than 10 percent of gross accounts receivable are provided below.

	As of December 31, 2014		As of March 31, 2015
	Receivable Balance	Percent of Gross Receivables	Receivable Balance	Percent of Gross Receivables
Medicare, net of contractual allowances	$2,814,989	29%	$2,191,781	26%

Many of the supplies and reagents used in the Company’s testing process are procured from a limited number of suppliers. Any supply interruption or an increase in demand beyond the suppliers’ capabilities could have an adverse impact on the Company’s business. Management believes it can identify alternative sources, if necessary, but it is possible such sources may not be identified in sufficient time to avoid an adverse impact on its business. The Company purchases certain laboratory supplies and reagents primarily from a limited number of suppliers. The Company made approximately 73% of its reagent purchases from four suppliers during the year ended December 31, 2014 and made approximately 70% of its reagent purchases from three suppliers during the three months ended March 31, 2015.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board issued ASU 2015-03 “Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 requires an entity to present debt issuance costs related to a recognized debt liability in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. The amendment will be effective for the Company’s annual and interim reporting periods beginning January 1, 2016 and should be applied on a retrospective basis. The adoption of ASU 2015-03 will not have any impact on the Company’s results of operations, but will result in debt issuance costs being presented as a direct reduction from the carrying amount of debt liabilities.  This standard will not have a material impact on the Company’s consolidated financial statements.

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

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. Property and Equipment and Intangible Assets

Property and equipment and intangible assets consist of the following:

	December 31, 2014	March 31, 2015

Laboratory equipment	$4,543,019	$4,543,019
Furniture and equipment	762,466	764,876
Leasehold improvements	496,523	496,523
	5,802,008	5,804,418
Less: Accumulated depreciation	(4,395,603)	(4,539,067)
Total property and equipment, net	$1,406,405	$1,265,351
Purchased software	$803,719	$803,719
Internally developed software	213,361	213,361
Trademarks	33,000	33,000
	1,050,080	1,050,080
Less: Accumulated amortization	(418,931)	(467,639)
Total intangible assets, net	$631,149	$582,441

Depreciation and amortization expense, included in cost of revenue, general and administrative expenses, and research and development expenses for the three months ended March 31, 2014 and 2015 was $206,884 and $192,172, respectively.

Capital Leases

The Company leases certain equipment that is recorded as capital leases. This equipment is included in property and equipment on the accompanying consolidated balance sheet as of March 31, 2015 as follows:

Equipment purchased under capital leases	$310,467
Less: Accumulated amortization	(151,785)
Equipment purchased under capital leases, net	$158,682

Future minimum lease payments under capital leases as of March 31, 2015 are as follows:

Years ending December 31,
2015	$92,437
2016	68,327
2017	16,364
2018	16,364
Thereafter	9,546
Total minimum lease payments	203,038
Less amount represented by interest	(21,970)
Less current portion	(104,984)
Capital lease obligation, net of current portion	$76,084

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

The following table sets forth the computation for basic and diluted loss per share:

	Three Months Ended March 31,
	2014	2015

Numerator:
Net loss	$(3,504,439)	$(4,018,380)
Numerator for basic and diluted earnings per share	$(3,504,439)	$(4,018,380)
Denominator:
Denominator for basic and diluted earnings per share — weighted-average shares	38,718,336	38,795,396
Basic and diluted loss per share	$(0.09)	$(0.10)

Outstanding stock options to purchase 2,217,134 and 2,461,078 shares of common stock of the Company for the periods ended March 31, 2014 and 2015, respectively, were excluded from the calculation of diluted loss per share as their effect would have been antidilutive. Also excluded from the calculation were 270,000 unvested shares of restricted common stock for both of the periods ended March 31, 2014 and 2015. Outstanding warrants to purchase 1,258,013 shares of common stock of the Company for the period ended March 31, 2015 were also excluded in the calculation of diluted loss per share.

5. Commitments and Contingencies

Operating Leases

The Company leases 27,446 square feet of office and laboratory space in Los Angeles, California, under a non-cancelable operating lease that was amended and extended on February 3, 2014 and will expire on June 30, 2016.

Rent expense, which is classified in cost of revenue, general and administrative, and research and development expenses was $212,181 and $212,181 for the three months ended March 31, 2014 and 2015, respectively.

Future minimum lease payments by year and in the aggregate, due under non-cancelable operating leases for facilities, equipment and software as a service, consisted of the following at March 31, 2015:

Years Ending December 31,
2015	$769,660
2016	460,169
Total	$1,229,829

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. Commitments and Contingencies – (continued)

Guarantees

The Company enters into indemnification provisions under its agreements with other counterparties in its ordinary course of business, typically with business partners, clients and landlords. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities. These indemnification provisions generally survive termination of the underlying agreement. The Company reviews its exposure under these agreements no less than annually, or more frequently when events require. The Company believes the estimated fair value of these agreements is minimal as, historically, no payments have been made by the Company under these indemnification obligations. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2014 and March 31, 2015.

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

In consideration for this license, the Company agreed to pay USC royalties based on a percentage of net sales of products or services that make use of RGI-1 and related technology and to meet a certain minimum in royalty payments. Royalty expense relating to this agreement amounted to $10,961 and $5,508 for the three months ended March 31, 2014 and 2015, respectively. Changes to estimates of factors impacting the accrued royalty liability could result in adjustments in future periods. Such expense is included in cost of revenue in the accompanying unaudited consolidated statements of operations.

License Agreement with Roche Molecular Systems (“Roche”)

In November 2004, the Company entered into a non-exclusive license to use Roche’s technology including specified nucleic acid amplification processes (“PCR Processes”) to perform certain human invitro clinical laboratory services. In consideration for this license, the Company is obligated to pay royalties to Roche, based on a percentage of net sales of products or services that make use of the PCR Processes. Royalty expense included in cost of revenue relating to this agreement amounted to $44,373 and $16,265 for the three months ended March 31, 2014 and 2015, respectively.

In November 2004, the Company also entered into an agreement with Roche, pursuant to which the Company is collaborating with Roche to produce commercially viable assays used in the validation of genetic markers for pharmaceutical companies. Specifically, the Company has licensed the rights to Roche to use the pre-diagnostic assays the Company develops in the course of using its RNA-extraction technologies to provide testing services to pharmaceutical companies and to produce diagnostic kits that then can be sold commercially to those pharmaceutical companies. Roche is required to pay the Company royalties of a certain percentage of net sales of such diagnostic kits sold to pharmaceutical companies. Through March 31, 2015, Roche has not been required to pay any royalties to the Company pursuant to this agreement.

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

The Company recognized revenue of $-0- and $2,046 relating to the GSK agreement for the three months ended March 31, 2014 and 2015, respectively.

Master Services Agreement with GlaxoSmithKline Biologicals S.A. (“GSK Bio”)

On July 26, 2012, the Company entered into a second amended and restated master services agreement with GSK Bio, the vaccine division of GSK. The agreement, which was effective as of May 15, 2012, was amended on December 17, 2014 to extend the term to December 31, 2015. Pursuant to this agreement, as amended, the Company provides testing services for clinical trials and epidemiology studies relating to GSK Bio’s cancer immunotherapies. The Company performs these testing services on a fee-for-service basis as embodied in written task orders. GSK Bio retains the intellectual property rights to inventions, improvements and data resulting from the services performed under the agreement. The Company retains all intellectual property rights to its testing services and proprietary processes. All intellectual property owned by either party on the date of the agreement remains the exclusive property of the owning party.

The agreement will provides that any outstanding task orders at the time of termination will not thereby terminate (unless otherwise agreed in writing by the parties), and any such task orders will continue for the respective terms specified in such task orders (and the parties shall continue to perform their obligations thereunder). GSK Bio may terminate the agreement, without cause, upon 90 days’ written notice to the Company. The Company may terminate the agreement, without cause, upon one year’s written notice to GSK Bio. The agreement may also be terminated early if either party enters bankruptcy or similar proceedings or in the event of a material breach. GSK Bio may terminate the agreement immediately if the Company experiences a “change of control,” as defined in the agreement.

The agreement also provides for mutual indemnification by the parties and contains customary representations, warranties and covenants, including covenants governing the parties’ use of confidential information and representations regarding adequate insurance coverage or self-insurance.

The Company recognized revenue of $328,281 and $341,462 relating to the services performed for GSK Bio for the three months ended March 31, 2014 and 2015, respectively.

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

On October 26, 2006, the Board of Directors of the Company approved, and on May 1, 2007, reapproved the adoption of the 2006 Employee, Director and Consultant Stock Plan (the “2006 Stock Plan”). The stockholders approved the 2006 Stock Plan on June 1, 2007. The initial number of shares which may be issued from time to time pursuant to the 2006 Stock Plan was 2,160,000 shares of common stock. Also, the 2006 Stock Plan includes the number of shares subject to purchase under options issued under the 2000 Stock Plan, where the options expired on or after October 18, 2006, subject to a maximum of 210,000 additional options.  In addition, on the first day of each fiscal year of the Company during the period beginning in fiscal year 2008 and ending on the second day of fiscal year 2017, the number of shares that may be issued from time to time pursuant to the 2006 Stock Plan is increased by the lesser of (i) 200,000 shares or equivalent, after determination of the effect of any stock split, stock dividend, combination or similar transactions as set forth in the 2006 Stock Plan, (ii) 5% of the number of outstanding shares of common stock of the Company on such date or (iii) an amount determined by the Board of Directors of the Company.  The initial number of shares available for issuance of 2,160,000 increased by 210,000 for options issued under the 2000 Stock Plan expiring after October 2006 and by 200,000 in 2008 through 2015, resulting in the total number of shares that may be issued as of January 1, 2015 to be 3,970,000. As of March 31, 2015, there were 1,508,922 options available for grant under the 2006 Stock Plan.

Employee options vest according to the terms of the specific grant and expire 10 years from the date of grant. Non-employee option grants to date typically vest over a two- to three-year period. The Company had 2,461,078 options outstanding at a weighted average exercise price of $1.59 at March 31, 2015. There were 1,027,992 non-vested stock options outstanding with a weighted average exercise price of $1.07 at March 31, 2015. As of March 31, 2015, there was $637,950 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2006 Stock Plan. That cost is expected to be recognized over a weighted-average period of 2.4 years.

Except for certain grants of restricted common stock and common stock options containing market conditions as described below, the Company estimated share-based compensation expense for the three months ended March 31, 2015* using the Black-Scholes model with the following weighted average assumptions:

Three Months Ended March 31, 2015

Risk free interest rate	1.68%
Expected dividend yield	—%
Expected volatility	99.2%
Expected term **(in years)	6.25
Forfeiture rate ***	7.0%

*     There were no stock options issued for the three months ended March 31, 2014.

**   Expected term is calculated using SAB 107, Simplified Formula. Management has concluded that the use of the simplified method for calculating the expected term of its common stock option grants is appropriate given the lack of historical exercises and the standard terms of the employee option grants, including, options are granted at-the-money, exercise is conditional only on performing service through the vesting dates, termination of service causes forfeiture of options, employees have a limited number of days to exercise options after termination of service, and options are non-transferable.

*** Forfeiture range represents 0% for directors and 21% for employees.

The following table summarizes the stock option activity for the 2006 Plan for the three months ended March 31, 2015:

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2014	2,833,604	$1.62	7.9	$-
Granted (Unaudited)	15,000	$0.43	10.0	$150
Exercised (Unaudited)	-	$-	-	-
Expired (Unaudited)	(177,566)	2.86	4.9	—
Forfeited (Unaudited)	(209,960)	$1.22	—	—
Outstanding, March 31, 2015 (Unaudited)	2,461,078	$1.56	7.8	$150
Exercisable, March 31, 2015 (Unaudited)	1,433,086	$1.91	7.0	$—

The weighted-average grant-date fair value of options granted during the year ended December 31, 2014 was $0.70. The weighted-average grant-date fair value of options granted during the three months ended March 31, 2015 was $0.43. The aggregate intrinsic value of outstanding options at December 31, 2014 and the options exercised during 2014 were $-0- and $7,605, respectively, which represents options whose exercise price was less than the closing fair market value of the Company’s common stock on December 31, 2014 of $0.32. No options were exercised during the three months ended March 31, 2015.

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. Stock Options, Restricted Stock and Warrants – (continued)

The following table provides additional information regarding options outstanding under the 2006 Plan as of March 31, 2015 (unaudited):

	Options Outstanding		Options Exercisable
Exercise Price	Number of Options	WA Remaining Contractual Term	Number of Options	WA Remaining Contractual Term
$0.43 to 0.99	655,890	9.3	111,050	9.3
1.00 to 1.99	1,441,980	7.9	956,536	7.7
2.00 to 2.99	201,708	6.4	204,000	6.4
3.00 to 3.99	51,500	3.3	51,500	3.3
7.00	110,000	2.2	110,000	2.2
	2,461,078	7.8	1,433,086	7.0

Stock-based compensation expense – employees, was classified as follows in the results of operation:

	Three Months Ended March 31,

	2014	2015
Cost of revenue	$11,256	$9,327
Research and development	13,197	11,546
Sales and marketing	15,749	10,544
General and administrative	144,567	75,833
Totals	$184,769	$107,250

Thomas Bologna was appointed Chief Executive Officer of the Company on December 21, 2011 and in connection with his appointment, Mr. Bologna was awarded stock options outside of the 2006 Stock Plan. Pursuant to the employment agreement between the Company and Mr. Bologna, dated December 21, 2011, as amended, and in reliance on NASDAQ Listing Rule 5636(c), the Company granted Mr. Bologna (i) a stock option to purchase 600,000 shares of the Company’s common stock, which vests monthly over 36 months from the date of grant, subject to his continued employment with the Company, (ii) a stock option to purchase 300,000 shares of the Company’s common stock, which vested in 2012, and (iii) 270,000 shares of restricted common stock of the Company, which vest on the date on which the 30-day trailing average closing price of the Company’s common stock equals or exceeds $2.40. The exercise price of the stock options is $1.20 per share, the closing price of the Company’s common stock on the day prior to the date of grant. The expense recognized in connection with these grants was $44,531 and $-0- for the three months ended March 31, 2014 and 2015, respectively, and is included in the above table.

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. Stock Options, Restricted Stock and Warrants – (continued)

The following table summarizes these awards to Mr. Bologna:

Type	Grant Date	Number of Awards	Intrinsic Value as of March 31, 2015	Exercise Price	Options Exercisable	Remaining Contractual Term
Restricted Shares of Common Stock	12/21/2011	270,000	$—	$1.20	—	6.75
Options	12/21/2011	600,000	$—	$1.20	600,000	6.75
Options	12/21/2011	300,000	$—	$1.20	300,000	6.75

Issuance of Warrants in Connection with the SWK Credit Agreement

Refer to Note 2 to these unaudited condensed consolidated financial statements for a description of the warrants issued in conjunction with the SWK Credit Agreement in July 2014 and the first amendment to the SWK Credit Agreement in February 2015.

Refer to Note 11 to these unaudited condensed consolidated financial statements for a description of the second amendment to the SWK Credit Agreement, dated April 3, 2015, pursuant to which the Company drew the remaining $2,000,000 of the Loan Commitment Amount and issued certain of the Lenders warrants to purchase an aggregate of 2,702,702 shares of Common Stock.

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

The Company files U.S. federal, U.S. state, and foreign tax returns. The Company’s major tax jurisdictions are U.S. federal and the State of California. The Company is subject to tax examinations for the open years from 2004 through 2014.

RESPONSE GENETICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9. Segment Information

The Company operates in a single reporting segment, with an operating facility in the United States.

The following enterprise wide disclosure was prepared on a basis consistent with the preparation of the condensed consolidated financial statements.

The following tables contain certain financial information by geographic area:

	Three Months Ended March 31,
	2014	2015

Net revenue: (Customer geographic location)
United States	$3,546,903	$3,397,667
Europe	342,601	352,377
Other International	5,430	40,560
	$3,894,934	$3,790,604

	December 31, 2014	March 31, 2015

Long-lived assets:
United States	$2,037,554	$1,847,792

10. Fair Value Measurements

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

As of December 31, 2014 and March 31, 2015, the Company did not hold any assets that are required to be measured at fair value on a recurring basis.

11. Subsequent Events

Second Amendment to the SWK Credit Agreement

On April 3, 2015 (the “Second Amendment Closing Date”), the Company entered into a second amendment (the “Second Amendment”) to the SWK Credit Agreement.  Pursuant to the Second Amendment, the Company drew the remaining $2,000,000 of the Loan Commitment Amount, thereby increasing the total amount advanced to the Company under the SWK Credit Agreement to $12,000,000. The maturity date for the term loan under the SWK Credit Agreement remains July 30, 2020, or such earlier date on which the Loan Commitment Amount is terminated, pursuant to the terms of the SWK Credit Agreement.

In addition, on the Second Amendment Closing Date, the Company issued warrants to purchase an aggregate of 2,702,702 shares of Common Stock (the “Second Amendment Warrants”) to the Lenders advancing the term loan to the Company on the Second Amendment Closing Date.  The Second Amendment Warrants are exercisable up to and including April 3, 2021 at an exercise price of $0.37 per share, subject to adjustment.  A Lender may exercise its Second Amendment Warrant on a cashless basis at any time.  In the event a Lender exercises its Second Amendment Warrants on a cashless basis, the Company will not receive any proceeds.  The exercise price of the Second Amendment Warrants is subject to customary adjustments for stock splits, stock dividends, recapitalizations and the like.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward-Looking Statements

Certain information included or incorporated by reference in this Quarterly Report on Form 10-Q for the period ended on March 31, 2015 contains or may contain forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995, as may be amended from time to time. Statements that are not historical facts, including statements that use terms such as “anticipate,” “believe,” “should,” “expect,” “intend,” “plan,” “project,” “seek” and “will” and that relate to our plans, objectives, strategy and intentions for future operations, future financial position, future revenues, projected costs and prospects are forward-looking statements but not all forward-looking statements contain these identifying words. Forward-looking statements relate to future periods and may, for example, include statements about our expectation that, for the foreseeable future, a significant amount of our revenues will be derived from ResponseDX® product sales or our expectations regarding revenues from ResponseDX® products; our ability to maintain revenue from pharmaceutical clients; the factors that may impact our financial results; the extent of our net losses and our ability to achieve sustained profitability; our business strategy and our ability to achieve our strategic goals; the amount of future revenues that we may derive from Medicare patients; the potential or intent to enter into distribution arrangements; our ability to sustain or increase demand for our tests; our sales forces’ capacity to sell our tests; plans for the development of additional tests; our expectation that our research and development, general and administrative and sales and marketing expenses will increase and our anticipated uses of those funds; our ability to comply with the requirements of a public company; our ability to maintain compliance with the listing requirements of Nasdaq; our ability to attract and retain qualified employees; our compliance with federal and state regulatory requirements; the potential impact resulting from the regulation of our tests by the U.S. Food and Drug Administration; the impact of new or changing policies or regulation of our business; our belief that we have filed adequate patent and trademark applications to protect our intellectual property rights; the impact of accounting pronouncements and our accounting policies, estimates, assumptions or models on our financial results; and anticipated challenges to our business.

Forward-looking statements are subject to significant inherent risks and uncertainties that could cause actual results to differ materially from those expected. For us, these risks and uncertainties include, but are not limited to, our ability to develop and commercialize new products without unanticipated delay; our ability to continue to provide the ResponseDX: Tissue of OriginTM test, the TC/PC pathology partnering program, and the ResponseDX: Comprehensive Lung Profile; the risk that we may not maintain reimbursement for our existing tests or any future tests; the risk that reimbursement pricing may change; the risks and uncertainties associated with the regulation of our tests; our ability to compete; our ability to obtain sufficient liquidity for our operations through additional financing and/or strategic alternatives; and our history of operating losses. In light of the risks and uncertainties inherent in all forward-looking statements, including the above, the inclusion of such statements in this Quarterly Report on Form 10-Q for the period ended on March 31, 2015 should not be considered as a representation by us that our objectives, projections or plans will be achieved. These statements are based on current plans, estimates and expectations. Actual results may differ materially from those projected in such forward-looking statements and therefore you should not place undue reliance on them. The forward-looking statements included in this Quarterly Report on Form 10-Q for the period ended on March 31, 2015 speak only as of the date hereof and we expressly disclaim any obligation or undertaking to publicly update any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes to the financial statements included elsewhere in this Quarterly Report on Form 10-Q for the period ended March 31, 2015 and our audited consolidated financial statements for the year ended December 31, 2014 included in our Annual Report on Form 10-K for the year ended December 31, 2014 previously filed with the Securities and Exchange Commission.

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

Our Approach

Clinical studies have shown that not all cancer therapy works effectively in every patient, and that a number of patients receive therapy that has no benefit to them and may potentially even be harmful. Our goal is to provide cancer patients and their physicians with a means to make informed, individualized treatment decisions based on genetic analysis of tumor tissues. We are focusing our efforts in the following areas:

•

Continued commercialization of our ResponseDX® tests, including the ResponseDX: Tissue of Origin® test, formerly offered by Pathwork Diagnostics, that we acquired when we purchased substantially all of the assets of Pathwork Diagnostics in August 2013. We began selling the ResponseDX: Tissue of Origin® test in February 2014.

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

Our technologies enable us to reliably and consistently extract the nucleic acids ribonucleic acid (“RNA”) and deoxyribonucleic acid (“DNA”) from tumor specimens that are stored as formalin-fixed and paraffin-embedded (“FFPE”), specimens and thereby to analyze genetic information contained in these tissues. This is significant because the majority of patients diagnosed with cancer have a tumor biopsy sample stored in paraffin, while only a small percentage of patients’ tumor specimens are frozen. Our technologies also enable us to use the FFPE patient biopsies for the development of diagnostic tests.

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

Response DX: Tissue of Origin® Test

In August 2013, the Company acquired substantially all of the assets of Pathwork Diagnostics, Inc. including its FDA-cleared Tissue of Origin cancer test. This newly acquired test was launched commercially by the Company in February 2014 as the ResponseDX: Tissue of Origin® test. The ResponseDX: Tissue of Origin® test is a microarray-based gene expression test that aids in identifying challenging tumors, including metastatic, poorly differentiated, and undifferentiated cancers. The ResponseDX: Tissue of Origin® test uses a proprietary microarray platform and proprietary software to compare the expression of 2,000 genes in a patient's tumor with a panel of 15 known tumor types that represent 90% of all known cancers. The test received FDA clearance in June 2010.

As of March 31, 2015, our ResponseDX® sales team consisted of 17 members located in the West, Southeast, and Northeast areas of the United States.

Expansion of our ResponseDX® diagnostic test panels

Our research and development activities primarily relate to the development and validation of diagnostic tests in connection with our ResponseDX® diagnostic services. In 2014, we added the ResponseDX®: Glioma profile and the ResponseDX: Tissue of Origin® test to our product offering and we anticipate continuing to add additional tests in our existing panels.

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

Research and development is an important part of the Company’s development as we seek to expand our series of diagnostic tests for cancer patients. Our research and development expenses represented 9.5% and 5.2% of our total operating expenses for the three months ended March 31, 2014 and 2015, respectively. Major components of the $467,567 and $268,200 in research and development expenses for the three months ended March 31, 2014 and 2015, respectively, included personnel costs, supplies and reagents for our research activities, sample procurement costs and patent fees. We expect research and development expenses to continue as we work to develop additional aspects of our technology and to study diagnostic indicators for various forms of cancer.

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

ResponseDX® Revenue

Net revenue for the Company’s diagnostic services is recognized on an accrual basis at the time diagnostic tests are completed. Each test performed relates to a specimen encounter derived from a patient, and received by the Company on a specific date (such encounter is commonly referred to as an “accession”). The Company’s services are billed to various payors, including Medicare, private health insurance companies, healthcare institutions, and patients. The Company reports net revenue from contracted payors, including certain private health insurance companies, and healthcare institutions based on the contracted rate, or in certain instances, the Company’s estimate of the amount expected to be collected for the services provided. For billing to Medicare, the Company uses the published fee schedules, net of standard discounts (commonly referred to as “contractual allowances”). The Company reports net revenue from non-contracted payors, including certain private health insurance companies, based on the amount expected to be collected for the services provided. The Company analyzes historical payments from payors as a percentage of amounts billed by the Company to estimate the amount expected to be collected for the services provided for purposes of recording net revenue.

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

Primarily as a result of these CPT code changes, Medicare price changes, and the resulting confusion and erratic payment experience in the payor community in 2013 and 2014, as well as the resulting necessity to acquire new skills in collections, we have experienced a departure from our normal reimbursement patterns with Medicare and other payors. Specifically, we have experienced delays in certain reimbursements for services and an increase in initial denials of claims for certain services provided. Accordingly, we re-evaluated the assumptions employed in our model for estimating revenue to be recognized for ResponseDX® testing. We view the code and price changes described above as affecting only the assumptions we used in pricing our services. The nature of the testing we provide, the evidence we gather to establish the creditworthiness of our payors and the delivery method of our services have not changed from prior periods, and there are no indicators that these assumptions require change. We have also restructured and overhauled our billing department in late 2014/early 2015 and have already seen a significant increase in our collections related to our ResponseDX sales.  We expect to continue to see improvements throughout 2015 and beyond from these efforts.  We have engaged a seasoned billing/reimbursement expert on a consulting basis to assist with this overhaul and restructuring effort.

We performed analyses that considered our historical patterns of revenue by payor in conjunction with the fluctuations we experienced in the three months ended March 31, 2015 and twelve months ended December 31, 2014 to arrive at the revenue recorded during those periods.

On November 13, 2014, CMS published CMS-1612-FC, a new final rule with comment period (the “Final Rule”) entitled “Medicare Program; Revisions to Payment Policies under the Physician Fee Schedule, Clinical Laboratory Fee Schedule, Access to Identifiable Data for the Center for Medicare and Medicaid Innovation Models & Other Revisions to Part B for CY 2015”. The Final Rule, which was initially proposed on July 3, 2014, contains a number of provisions including new and modified CPT codes that may adversely impact the level of reimbursement for certain tests offered by the Company, including fluorescent in-situ hybridization (“FISH”) tests for which the Company receives reimbursement from the Medicare program. The Final Rule established lower relative value units (“RVU’s”) for FISH testing which lower valuation led to a 16-20% reduction in multiplex FISH reimbursement in 2015 after taking into account the NCCI changes from 2014 discussed below. Reimbursement for less frequent single-probe FISH testing was reduced by 45-50%. The Final Rule was subject to a 60-day comment period which ended on December 30, 2014. Impacted organizations similarly situated as the Company have provided guidance to the local Medicare MAC. It is uncertain if the guidance provided to Medicare and the local MAC by impacted organizations will result in fee increases or additional positive coverage determinations in 2015. If, however, the current level of reduction in reimbursement rates is adopted as is, it may adversely impact our reimbursement from Medicare for FISH.

Additionally, CMS has as part of its regulatory structure developed the National Correct Coding Initiative (“NCCI”) which is intended to promote national correct coding methodologies and to control improper coding leading to inappropriate payment in Medicare Part B claims. In December 2013, the NCCI Coding Policy Manual changed the billing requirement for FISH testing. The change relates to what NCCI considers “bundled” services and limits the allowable quantity of certain tests that are billed for FISH testing. This impacts us by limiting the number of units we may bill for certain test codes which lowers the overall reimbursement we receive for FISH tests. There can be no assurance that CMS will make any modifications in the existing language of the NCCI. Effective on January 1, 2015 the AMA adopted all of the NCCI definitions for FISH which, if adopted, may adversely impact our reimbursement from commercial insurance plans going forward.

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

License Fees

We have licensed technology for the extraction of RNA and DNA from FFPE tumor specimens from the University of Southern California (“USC”) in exchange for royalty fees on revenue generated by use of this technology. These royalties are calculated as a fixed percentage of net sales price as defined in the agreement that we generate from use of the technology licensed from USC. Total license fees expensed in cost of revenue under the royalty agreement with USC were $10,961 and $5,508 for the three months ended March 31, 2014 and 2015, respectively. Such expense is included in our cost of revenue. We also maintain a non-exclusive license to use Roche Molecular Systems, Inc.’s (“Roche”) polymerase chain reaction (“PCR”), homogenous PCR, and reverse transcription PCR processes. We pay Roche a royalty fee based on revenue that we generate through use of this technology. Royalties expensed in cost of revenue under this agreement totaled $44,373 and $16,265 for the three months ended March 31, 2014 and 2015, respectively. Changes to estimates of factors impacting the accrued royalty liability could result in adjustments in future periods.

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

Accounts Receivable and Allowance for Doubtful Accounts

Pharmaceutical Accounts Receivable and Allowance for Doubtful Accounts

We invoice our pharmaceutical clients as specimens are processed and any other contractual obligations are met. Our contracts with pharmaceutical clients typically require payment within 45 days of the date of invoice. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our clients to make required payments. We specifically analyze accounts receivable and historical bad debts, client credit, current economic trends and changes in client payment trends when evaluating the adequacy of the allowance for doubtful accounts. Account balances are charged-off against the allowance when it is probable the receivable will not be recovered. Bad debts to date related to our pharmaceutical customers have been minimal and there is no allowance for doubtful accounts for our pharmaceutical revenue at March 31, 2015 and December 30, 2014.

Response DX® Accounts Receivable and Allowance for Doubtful Accounts

Revenue is recognized for services rendered when the testing process is completed and test results are reported to the ordering physician. We bill Medicare and private payors (“Private Payors”) for ResponseDX ® upon completion of the required testing services. As such, we take assignment of benefits and the risk of collection with Medicare and Private Payors. We continue to monitor the collection history for Medicare and Private Payors. We have a process to estimate and review the collectability of our aged receivables based on the period of time they have been outstanding. Based on the historical experience for our Medicare and Private Payor accounts and a detailed analysis of the same, we have determined, that accounts receivable associated with certain billings are unlikely to be collected. At March 31, 2015 and December 31, 2014 the Company continues to reserve 100% against its Medicare accounts receivable aged greater than one year. Therefore, we have recorded an allowance for doubtful accounts of $2,226,890 and $2,071,706 as March 31, 2015 and December 31, 2014, respectively. The Company experienced a departure from normal reimbursement from the payor community in 2013. We experienced an increase in denial of claims for certain services we provide and an increase in denial of our appeal for payment of these denied claims. As a result, the Company believed it needed to acquire new skills in collections. Consequently, we restructured and overhauled our billing department in late 2014/early 2015. We have already seen a significant increase in our collections related to our ResponseDX sales. We expect to continue to see improvements throughout 2015 and beyond from these efforts. We have engaged a seasoned billing/reimbursement expert on a consulting basis to assist with this overhaul and restructuring effort.

An allowance for doubtful accounts is recorded for estimated uncollectible amounts due from the Company’s various payor groups. The process for estimating the allowance for doubtful accounts involves significant assumptions and judgments. Specifically, the allowance for doubtful accounts is adjusted periodically, and is principally based upon an evaluation of historical collection experience of accounts receivable for the Company’s various payor classes. After appropriate collection efforts, accounts receivable are written off and deducted from the allowance for doubtful accounts. Additions to the allowance for doubtful accounts are charged to bad debt expense. The payment realization cycle for certain governmental and managed care payors can be lengthy, involving denial, appeal, and adjudication processes, and is subject to periodic adjustments that may be significant. The Company has a formal process to estimate and review the collectability of its receivables based on the period of time they have been outstanding. Bad debt expense is recorded within selling, general and administrative expenses at amounts necessary to maintain the allowance for doubtful accounts at an appropriate level. The Company’s process for determining the appropriate level of the allowance for doubtful accounts involves judgment, and considers such factors as the age of the underlying receivables, historical and projected collection experience, and other external factors that could affect the collectability of its receivables. Accounts are written off against the allowance for doubtful accounts based on the Company’s write-off policy ( e.g., when they are deemed to be uncollectible). In the determination of the appropriate level of the allowance, accounts are progressively reserved based on the historical timing of cash collections relative to their respective aging categories within the Company’s receivables. These collection and reserve processes, along with the close monitoring of the billing process, help reduce the risks of material revisions to reserve estimates resulting from adverse changes in collection or reimbursement experience.

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

Results of Operations

Quarters Ended March 31, 2015 and March 31, 2014

Revenue:   Revenue was $3,790,604 for the quarter ended March 31, 2015 as compared to $3,894,934 for the quarter ended March 31, 2014, a decrease of $104,330 or 2.7%. The decrease was due primarily to a decrease in pharmaceutical client revenue of $115,288 or 20.0%, offset by an increase in ResponseDX® revenue of $10,958 or 0.3%. ResponseDX® revenue accounted for 87.8% of total revenue for the quarter ended March 31, 2015 compared to 85.2% for the quarter ended March 31, 2014. The increase in ResponseDX® revenue primarily relates to our continued focus on marketing and sales activities, the introduction of new programs (where the Company performs the technical component of testing and the client physician performs the related professional interpretation), and the introduction of the Response DX: Tissue of OriginTM test. The decrease in pharmaceutical client revenue related to the completion of certain studies by pharmaceutical clients.

Cost of Revenue:   Cost of revenue for the quarter ended March 31, 2015 was $2,314,649 as compared to $2,438,376 for the quarter ended March 31, 2014, a decrease of $123,727 or 5.1%. The decrease in cost of revenue resulted primarily from decreases in the following costs: personnel costs of approximately $184,000, royalty expenses of approximately $37,000, equipment maintenance costs of approximately $25,000 and depreciation and amortization charges of approximately $18,000. These decreases were offset by higher laboratory supplies costs of approximately $148,000. The higher laboratory supplies costs resulted primarily from our expansion related to our new ResponseDX: Tissue of OriginTM test, which launched during the quarter ended March 31, 2014 and is now fully integrated. Cost of revenue as a percentage of revenue was 61.1% for the quarter ended March 31, 2015, as compared to 62.6% for the quarter ended March 31, 2014.

Sales and Marketing Expenses:   Sales and marketing expenses were $949,726 for the quarter ended March 31, 2015 as compared to $1,452,905 for the quarter ended March 31, 2014, a decrease of $503,179 or 34.6%. The decrease was primarily to due lower costs, as follows: personnel costs of approximately $337,000, marketing and promotional expenses of approximately $92,000 and travel costs of approximately $74,000. The major expenditures for sales and marketing activities in both periods were compensation and travel expenses.

General and Administrative Expenses:   General and administrative expenses were $3,898,931 for the quarter ended March 31, 2015, as compared to $3,013,898 for the quarter ended March 31, 2014, an increase of $885,033 or 29.4%. This increase resulted primarily from increases in the following costs: bad debt expense of approximately $608,000, legal expenses of approximately $125,000, accounting and review fees of approximately $45,000, consulting fees of approximately $29,000, equipment maintenance costs of approximately $28,000, personnel costs of approximately $22,000 and other general operating expenses of approximately $28,000.

Research and Development Expenses:   Research and development expenses were $268,200 for the quarter ended March 31, 2015, as compared to $467,567 for the quarter ended March 31, 2014, a decrease of $199,367 or 42.6%. The decrease in expense was primarily the result of lower laboratory supplies costs of approximately $87,000, lower personnel costs of approximately $81,000 and lower legal fees of approximately $38,000. We intend to continue investing in research and development as we work to develop additional aspects of our technology, introduce new tests and to study diagnostic indicators for various forms of cancer.

Other Income and Expense:  Other income and expense primarily represents the interest expense we incur under the credit agreement with SWK Funding LLC as the agent and the lenders party thereto (the “SWK Credit Agreement”), amortization of deferred loan costs, our revolving credit facility with Silicon Valley Bank and equipment leases as well as realized and unrealized foreign currency exchange gains or losses on our Euro-denominated accounts receivable. Interest expense increased to $377,479 for the three months ended March 31, 2015 compared to $24,221 for the three months ended March 31, 2014. The increase was primarily due to the new SWK Credit Agreement and amortization of related debt issuance costs and debt discount. Other income (expense) increased to $1 for the three months ended March 31, 2015 compared to ($2,407) for the three months ended March 31, 2014. The change primarily relates to an increase in realized and unrealized foreign currency losses.

Net Loss:   As a result of the foregoing, our net loss increased by $513,941 to $4,018,380 for the three months ended March 31, 2015 as compared to a net loss of $3,504,439 for the three months ended March 31, 2014.

Liquidity and Capital Resources

We incurred a net loss of $4,018,380 during the three months ended March 31, 2015. Since our inception in September 1999, we have incurred cumulative losses and as of March 31, 2015, we had an accumulated deficit of $83,014,921. We have not yet achieved profitability and anticipate that we will likely incur additional losses. We cannot provide assurance as to when we will achieve profitability. We expect that our cash and cash equivalents will be used to fund our selling and marketing activities primarily related to our ResponseDX® tests, research and development, and general corporate purposes. As a result, we will need to generate significant revenues to achieve profitability.

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

On July 30, 2014, (the “Closing Date”), we entered into a credit agreement (the “SWK Credit Agreement”) with SWK Funding LLC, as the administrative agent (the “Agent” or “SWK”), and the lenders (including SWK) party thereto from time to time (the “Lenders”). The SWK Credit Agreement provides for a multi-draw term loan to the Company (the “Loan”) up to a maximum principal amount of $12,000,000 (the “Loan Commitment Amount”). On the Closing Date, the Lenders advanced the Company an amount equal to $8,500,000 which is due and payable on July 30, 2020 (the “Term Loan Maturity Date”) or such earlier date on which the Loan Commitment Amount is terminated pursuant to the terms of the SWK Credit Agreement.

The Loan bears interest at a rate equal to the LIBOR Rate (as defined in the SWK Credit Agreement) plus an applicable margin of 12.5% per annum, subject to a one percent (1.0%) LIBOR floor. Interest on the Loan is due and payable in arrears (i) on the forty-fifth (45th) day following the last calendar day of each of the months of September, December, March, and June, commencing on November 15, 2014, (ii) upon a prepayment of the Loan and (iii) on the Term Loan Maturity Date. At December 31, 2014 and March 31, 2015, the interest rate charged to the Company was 13.5%. Upon the earlier of (a) the Term Loan Maturity Date or (b) full repayment of the Loan, the Company is also required to pay an exit fee. On February 3, 2015, the Company drew down an additional $1,500,000 under the SWK Credit Agreement, thereby increasing total borrowings under this facility to $10,000,000 as of March 31, 2015. On April 3, 2015, the Company drew down the remaining $2,000,000 under the SWK Credit Agreement, thereby increasing the total amount advanced to the Company under the SWK Credit Agreement to $12,000,000.

On July 14, 2011, the Company entered into a line of credit agreement with Silicon Valley Bank (the “Bank”), which agreement has been amended most recently on July 30, 2014. The line of credit is collateralized by all of the Company’s assets including its pharmaceutical, Private Payor and Medicare receivables. The maximum amount that can be borrowed from the line of credit is $2,000,000, subject to certain conditions. As of December 31, 2014 and March 31, 2015, the Company had drawn $1,500,000 and $1,465,662, respectively, against the line of credit. As of December 31, 2014 and March 31, 2015, the available amount the Company can draw from the line of credit was $500,000 and $463,677 respectively, calculated as the lesser of (i) the Company’s calculated borrowing base, which was 80% of certain of the Company’s accounts receivable, or (ii) the amount available under the line of credit. At December 31, 2014 and March 31, 2015, the interest rate charged to the Company was 5.5%, calculated by reference to the prime rate plus 2.25%. The line of credit’s maturity date is July 25, 2016.

The line of credit is subject to various covenants, including financial covenants that require the Company to maintain (i) an adjusted quick ratio of at least 1.25 to 1.00, (ii) quarterly rolling twelve-month net revenue balances beginning December 31, 2014 and (iii) quarterly minimum liquidity of $1,000,000. The Company’s revenue covenant and liquidity covenant under the line of credit agreement conform with, and are cross-defaulted with, equivalent covenants under the SWK Credit Agreement. At December 31, 2014 and March 31, 2015, the Company was in compliance with its covenants under the line of credit agreement. Historically, however, the Company has been out of compliance with certain covenants from time to time, and the Company has received waivers and forbearance agreements from the Bank.

From time to time, the Company’s calculated borrowing base under its Bank line of credit may decrease to a level where the Company is in an over-advance position in which case the Company will be required to repay any outstanding amounts greater than the calculated borrowing base for such covered period back to the Bank immediately. The Company will be able to draw down on the credit line again with respect to such paid-back amount once the Company is in compliance with the borrowing base requirement.

As of December 31, 2014 and March 31, 2015, the line of credit under the credit agreement was classified as a non-current liability of the Company on the accompanying condensed consolidated balance sheet, as the line of credit had a maturity date of greater than one year from the date of the balance sheet.

Comparison of Cash Flows for the Three Months Ended March 31, 2015 and 2014

As of March 31, 2015, we had $1,734,661 in cash and cash equivalents, working capital of $3,878,728 and an accumulated deficit of $83,014,921. As of March 31, 2014, we had $4,956,503 in cash and cash equivalents, working capital of $5,511,476 and an accumulated deficit of $68,801,618.

Cash flows used in operating activities

During the three months ended March 31, 2015, the Company used cash flows in operating activities of $1,880,332 compared to $3,095,012 used in the three months ended March 31, 2014. The decrease in cash used in operating activities of $1,214,680 was due mainly to an increase in non-cash items offset by the increase in net loss from $3,504,439 for the three months ended March 31, 2014 to $4,018,380 for the three months ended March 31, 2015. Other items that impacted cash flows from operating activities include improved cash collections related to our ResponseDX receivables, decreased accrued expenses and payroll related liabilities, offset by increases in prepaid expenses and accounts payable.

Cash flows used in investing activities

Net cash used in investing activities was $2,411 for the three months ended March 31, 2015 and $44,559 for the three months ended March 31, 2014. The reduction in cash used in investing activities was attributable to lower purchases of equipment and software.

Cash flows provided by financing activities

Cash flows provided by financing activities for the three months ended March 31, 2015 increased $1,422,821 primarily from issuance of new debt, offset by paydowns on capital leases and the line of credit. Cash flows from financing activities for the three months ended March 31, 2014 used net cash of $30,296 for repayment of capital lease obligations net of proceeds received from the exercise of stock options.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board issued ASU 2015-03 “Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 requires an entity to present debt issuance costs related to a recognized debt liability in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. The amendment will be effective for the Company’s annual and interim reporting periods beginning January 1, 2016 and should be applied on a retrospective basis. The adoption of ASU 2015-03 will not have any impact on the Company’s results of operations, but will result in debt issuance costs being presented as a direct reduction from the carrying amount of debt liabilities.  This standard will not have a material impact on the Company’s consolidated financial statements.

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

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. Other Information.

None.

ITEM 6. Exhibits.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESPONSE GENETICS, INC.

DATE: May 15, 2015	By:	/s/ Thomas A. Bologna
Thomas A. Bologna
Chief Executive Officer (Principal Executive Officer)

DATE: May 15, 2015	By:	/s/ Kevin R. Harris
Kevin R. Harris
Vice President and Chief Financial Officer (Principal Financial Officer)

